Form 10-K
period 2020-11-30
SYNNEX CORP
filed 2021-01-28
CIK 1177394

Table of Content

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant (based upon the closing sale price on the New York Stock Exchange as of May 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter) was $4,401,236,999. Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 22, 2021, there were 51,596,838 shares of Common Stock, $0.001 per share par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

 Items 10 (as to directors and Delinquent Section 16(a) Reports (if any)), 11, 12 (as to Beneficial Ownership), 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2021 Annual Meeting of Stockholders to be held on March 16, 2021.

Table of Content

SYNNEX CORPORATION

TABLE OF CONTENTS

2020 FORM 10-K

Table of Content

PART I

When used in this Annual Report on Form 10-K (this “Report”), the words “believes,” “estimates,” “expects,” “intends,” “allows,” “can,” “may,” “could,’’ “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about market trends, our business model and our services, our business and market strategy, our separation of SYNNEX and Concentrix, future growth, including expansion of our product and service lines, our infrastructure, our investment in our information technology, or IT, systems, our employee hiring and retention, the ownership interest of MiTAC Holdings Corporation, or MiTAC Holdings, in us and its impact, our revenue, sources of revenue, our gross margins, our operating costs and results, timing of payment, the value of our inventory, our competition, including with Synnex Technology International Corp., our future needs for additional financing, the likely sources for such funding and the impact of such funding, concentration of customers and suppliers, customer and supplier contract terms, customer forecasts and its impact on us, relationships with our suppliers, adequacy of our facilities, ability to obtain comparable leases, ability to manage and communicate with international resources, ability to meet demand, managing inventory and our shipping costs, our legal proceedings, our operations and trends related thereto, our international operations, foreign currency exchange rates and hedging activities, expansion of our operations and related effects, our strategic acquisitions and divestitures of businesses and assets, revenue, cost of revenue and gross margin, our goodwill, seasonality of sales, changes in share price, adequacy of our cash resources to meet our capital needs, our debt and financing arrangements, cash held by our international subsidiaries and repatriation, changes in fair value of derivative instruments, our tax liabilities, adequacy of our disclosure controls and procedures, dependency on personnel, pricing pressures, cybersecurity and compliance with related rules and regulations, impact of rules and regulations affecting public companies, impact of our pricing policies, impact of economic and industry trends, changes to the markets in which we compete, impact of our accounting policies and recently issued accounting pronouncements, impact of inventory repurchase obligations and commitments and contingencies, our effective tax rates, impact of any impairment of our goodwill and intangible assets, our share repurchase and dividend program, our securitization programs, term loans and revolving credit lines, our investments in working capital, and personnel and our succession planning. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed herein and risks related to the separation, the COVID-19 global pandemic, as well as the seasonality of the buying patterns of our customers, concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT, and consumer electronics, or CE, industries, fluctuations in general economic conditions, change in market for our customers' products, employee turnover, changes in value of foreign currencies and interest rates and other risk factors contained below under Part I, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

In the sections of this Report entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all references to “SYNNEX,” “we,” “us,” “our” or the “Company” mean SYNNEX Corporation and its subsidiaries, except where it is made clear that the term means only the parent company or one of its segments.

SYNNEX, the SYNNEX Logo, and all other SYNNEX company, product and services names and slogans are trademarks or registered trademarks of SYNNEX Corporation. SYNNEX, and the SYNNEX Logo Reg. U.S. Pat. & Tm. Off. Other names and marks are the property of their respective owners.

Item 1.Business

We are a Fortune 200 corporation and a leading provider of a comprehensive range of distribution, systems design and integration solutions for the technology industry. We also provided outsourced services focused on customer experience to a broad range of enterprises.

On December 1, 2020, we completed the previously announced separation of our customer experience services business (the “Separation”), which was accomplished by the distribution of one hundred percent of the outstanding common stock of Concentrix Corporation (“Concentrix”) to our stockholders as of the close of business on November 17, 2020, the record date for the distribution. Our stockholders received one share of Concentrix common stock for every share of our common stock held at the close of business on the record date. Concentrix is now an independent public company trading under the symbol “CNXC” on the Nasdaq Stock Market. After the Separation, we do not beneficially own any shares of Concentrix’ common stock and beginning December 1, 2020, we no longer consolidate Concentrix within our financial results or reflect the financial results of Concentrix within our continuing results of operations. We distributed a total of approximately 51.6 million shares of Concentrix common stock to our stockholders. In connection with the Separation, we have entered into a separation and distribution agreement, as well as various other agreements with Concentrix that provide a framework for the relationships between the parties going forward, including among others an employee matters agreement, a tax matters agreement, and a commercial agreement, pursuant to which Concentrix will continue to provide services to us following the Separation.

As of November 30, 2020, we were organized to provide our products and services through two reportable business segments: Technology Solutions and Concentrix. Our Technology Solutions segment distributes peripherals, information technology (“IT”) systems including data center server and storage solutions, system components, software, networking, communications and security

Table of Content

equipment, consumer electronics (“CE”) and complementary products. Within our Technology Solutions segment, we also provide systems design and integration solutions. Our Concentrix segment offered a portfolio of technology-infused strategic solutions and end-to-end business services focused on customer experience, process optimization, technology innovation, front and back-office automation and business transformation to clients in five primary industry verticals.

In our Technology Solutions segment, we distribute more than 40,000 technology products (as measured by active SKUs) from more than 500 IT, CE and original equipment manufacturers (“OEM”), suppliers to more than 25,000 resellers, system integrators, and retailers throughout the United States, Canada, Japan, Mexico and Central and South America. We purchase peripherals, IT systems, system components, software, networking, communications and security equipment, CE and complementary products from our suppliers and sell them to our reseller and retail customers. We perform a similar function for our distribution of licensed software products. Our reseller customers include value-added resellers, corporate resellers, government resellers, system integrators, direct marketers, and national and regional retailers. We combine our core strengths in distribution with demand generation, supply chain management and design and integration solutions to help our customers achieve greater efficiencies in time to market, cost minimization, real-time linkages in the supply chain and aftermarket product support. We also provide comprehensive IT solutions in key vertical markets such as government and healthcare and we provide specialized service offerings that increase efficiencies in the areas of print management, renewals, logistics services and supply chain management. Additionally, we provide our customers with systems design and integration solutions for data center servers and networking solutions built specific to our customers’ workloads and data center environments.

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

In our Concentrix segment, we provided a comprehensive range of strategic services and solutions to enhance our clients’ customer life cycles to acquire, support and renew customer relationships, to automate and optimize processes, to maximize the value of every customer experience and to improve business outcomes. Our portfolio of services included end-to-end process outsourcing to customers in various industry vertical markets delivered through omni-channels that included both voice and non-voice media and in more than 70 languages. Our portfolio of solutions and services supported our clients and their customers globally.

Our Concentrix segment generated revenue from performing services that were generally tied to our clients’ products and services and how they are received in the marketplace. Any shift in business or size of the market for our clients’ products, any failure of technology or failure of acceptance of our clients’ products in the market could impact the Concentrix business. The employee turnover rate in this business and the risk of losing experienced employees is high. Higher turnover rates can increase costs and decrease operating efficiencies and productivity.

We have been in business since 1980 and are headquartered in Fremont, California. We have significant operations in North and South America, Asia-Pacific, Europe and Africa. We were originally incorporated in the State of California as COMPAC Microelectronics, Inc. in November 1980, and we changed our name to SYNNEX Information Technologies, Inc. in February 1994. We later reincorporated in the State of Delaware under the name of SYNNEX Corporation in October 2003. As of November 30, 2020, we had approximately 280,000 full-time and temporary employees worldwide, and on December 1, 2020 following the Separation we had approximately 8,800 full-time and temporary employees worldwide.

Financial information by segment is provided in our Consolidated Financial Statements included elsewhere in this Report.

Our Products and Suppliers

In our Technology Solutions segment, we distribute a broad line of IT products, including peripherals, IT systems, system components, software, security, UCC and networking equipment from more than 500 OEM suppliers, enabling us to offer comprehensive solutions to our reseller and retail customers. Our product offerings also include systems design and full rack integration solutions, build-to-order, and configure-to-order assemblies. Our Technology Solutions segment represented 81%, 80% and 88% of our consolidated revenue in fiscal years 2020, 2019 and 2018, respectively.

Table of Content

For fiscal years 2020, 2019 and 2018, our product mix by category in the Technology Solutions segment was in the following ranges:

Product Category:
Peripherals	21% - 25%
IT Systems	30% - 35%
System Components and Integration Solutions	9% - 14%
Software	16% - 20%
Networking Equipment	13% - 15%

Our suppliers include leading peripherals, IT systems, system components, software, security, networking equipment, UCC and CE manufacturers. Our primary OEM suppliers are Alphabet Inc. (Google), ASUSTeK Computer Inc., Cisco Systems, Inc., HP Inc. (“HP”), Hewlett-Packard Enterprise Company, Intel Corporation, Lenovo Group Ltd, Microsoft Corporation, and Samsung Semiconductor, Inc.

Our largest OEM supplier is HP. Revenue from the sale of products and services provided by HP represented approximately 12%, 12% and 13% of our consolidated revenue for fiscal years 2020, 2019 and 2018, respectively. As is typical with our OEM supplier agreements, our United States Business Development Partner Agreement with HP is short-term and may be terminated without cause upon short notice. In the event of any breach of the agreement by us, HP may terminate the agreement and we may be required to refund HP any discounts or program payments paid during the period we were in breach of the agreement and reimburse HP for reasonable attorneys’ fees. In the event the agreement is terminated for cause or if we fail to perform our obligations under the agreement, our agreement with HP for the resale of products, support and services will automatically terminate upon such default or termination. If either party becomes insolvent or bankrupt, the other party may terminate the agreement without notice and cancel any unfulfilled obligations, except for payment obligations. Some of our subsidiaries also have territorial supplier agreements with subsidiaries of HP located in the respective countries.

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

In our Concentrix segment, we served over 650 clients in five primary industry verticals: banking, financial services and insurance; communications and media; healthcare; retail, travel and e-commerce; and technology and consumer electronics. We focused on developing long-term, strategic relationships with large companies in these customer-intensive industry verticals to benefit from the complexity of services required, the anticipated growth of their market segments and their increasing need for more cost-effective customer experience services.

One customer accounted for 19% of our consolidated revenue in fiscal years 2020 and 2019 and 17% of our consolidated revenue in fiscal year 2018. We do not believe that the loss of any single customer would have a material adverse effect on us.

Our Services and Solutions

We offer a variety of business process services to our customers. These services can be purchased individually or they can be purchased in combination with others in the form of supply chain solutions and aftermarket product support. The two major categories of services and solutions provided up to November 30, 2020 included Technology Solutions and Concentrix:

Table of Content

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

Concentrix. Our Concentrix segment represented 19%, 20% and 12% of our consolidated revenue in fiscal years 2020, 2019 and 2018, respectively. We offered a portfolio of technology-infused comprehensive solutions and end-to-end business outsourcing services to approximately 650 clients around the world in five primary industry verticals.

We operated from over 284 locations in numerous countries throughout the Americas, Asia-Pacific, Europe and Africa. Services were provided from these global locations to clients worldwide in more than 70 languages. Our portfolio of services was sold as integrated solutions to clients which included:

Customer Lifecycle Management. Services provided to our clients’ customers across multiple media, such as intelligent self-service, voice, chat, social, messaging, email and knowledge management, supported our client’s entire customer care lifecycle. This included services such as welcome and activation calls, billing, payments, product and service inquiries, complaint resolution, customer surveys and emergency response. We also provided back office support for these processes which include document management, claims management, fraud prevention, mortgage document verification, rebate management as a few examples. We also provided services that provide feedback to our clients. This was provided through a dedicated team of professionals to deliver data-driven insights to our clients to improve the customer experience through analytics and consulting, and software solutions, such as, Enterprise Feedback Management/Multi-channel, Voice of Customer Software, Integrated Customer Experience Analytics, Post-Contact Surveys, Relational Loyalty Research, Customer Segmentation and Profiling, Call Elimination Analysis, Analysis of Customer Effort, Digital Channel Optimization, and Integrated Contact Center Analytics.

Marketing Solutions. Our services included data-driven customer acquisition and retention marketing solutions across digital, social, mobile and print channels that helped our clients manage their marketing through a diverse distribution channel enabling each constituent in the channel to participate in targeting end customers with the right brand experience. We also supported our client’s loyalty and incentive programs, event administration, point of purchase and targeted lifecycle messaging to customers through services as described in our Customer Lifecycle Management services.

Table of Content

Third Party Administration of Insurance Policies. We were a licensed Third Party Administrator of certain types of insurance policies that were managed through our proprietary insurance management system as well as other third-party systems. The services were provided primarily in the United States.

Enterprise Mobile Development. We provided mobile application development across multiple industries for both IOS and Android devices that are focused on Enterprise deployments. Services within this group included UX/UI designed/development, optimization of applications and movement of on-premise systems to the cloud.

Automation and Process Optimization. We delivered focused front office solutions with workflows and macro/desktop automation that drive improved staff efficiency and implemented cognitive systems/robotic process automation to replace manual touch points. These services used both internal technology assets as well as third party tools.

Technology Assets. We licensed a number of our technology assets without being bundled with services which enabled our clients to be more efficient, drive higher visibility to data and identify valuable customer patterns and insights from enterprise data to design better customer experience strategies. These assets were used within our portfolio of services as well.

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

In our Concentrix segment, we marketed our services through a sales force organized by industry vertical and geography. The length of our selling cycle varied depending on the type of engagement. Our efforts could begin in response to our lead generation program, a perceived opportunity, a reference by an existing client, a request for proposal or otherwise. The sales cycle varied depending on the type of services, as well as the existence of established relationships with the client.

We had designated client partners or global relationship managers for each of our strategic relationships. The relationship manager was supported by process improvement, quality, transition, finance, human resources, information technology and industry or subject matter expert teams to ensure the best possible solution is provided to our clients.

We also strived to foster relationships between our senior leadership team and our clients’ senior management. These “C-level” relationships ensured that both parties were focused on establishing priorities, aligning objectives and driving client value from the top down. High-level executive relationships were particularly constructive as a means of increasing business from our existing clients. It also provided us with a forum for addressing client concerns. We constantly measured our client satisfaction levels to ensure that we maintained high service levels for each client.

Our Operations

In our Technology Solutions segment, we operate approximately 63 distribution and administrative facilities in the United States, Canada, Japan, Mexico, China, and Central and South America. Our distribution processes are highly automated to reduce errors, ensure timely order fulfillment and enhance the efficiency of our warehouse operations and back office administration. Our distribution facilities are geographically dispersed to be near reseller customers and their end-users. This decentralized, regional strategy enables us to benefit from lower shipping costs and shorter delivery lead times to our customers. Furthermore, we track several performance measurements to continuously improve the efficiency and accuracy of our distribution operations. Our regional locations also enable us to make local deliveries and provide will-call fulfillment to more customers than if our distribution operations were more centralized, resulting in better service to our customers. Our workforce is comprised of permanent and temporary employees, enabling us to respond to short-term changes in order activity.

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

Table of Content

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

In our Concentrix segment, we had global delivery capability which allowed us to scale people and other resources from around the world, including foreign language fluency, proximity to clients and time-zone advantages. A critical component of this capability was our over 284 delivery and administrative centers in 40 countries throughout North and South America, Asia-Pacific, Europe and Africa. Our delivery centers improved the efficiency of our engagement teams through the reuse of processes, solution designs and infrastructure by leveraging the experience of delivery center professionals. Services were provided from these global locations to clients worldwide in multiple languages. These services were supported by proprietary technology to enable efficient and secure customer contact through various methods including voice, chat, web, email, social media and digital and mobility competencies by providing improved business intelligence and performance through enabling technologies. All of our delivery centers were PCI DSS (Payment Card Industry Security Standards Council's Data Security Standards) version 3.2.1 certified. All of our delivery centers were certified to ISO standards. Twenty-nine of our delivery centers around the world were certified to COPC (Customer Operation Performance Center) OSP standard.

We operated a distributed data processing environment that could integrate service delivery center data servers and databases with nineteen data centers and point of presence strategically located across the globe. Our technologically-advanced and secured data centers provided availability 24 hours a day, 365 days a year, with redundant power and communication feeds and emergency power back-up, and were designed to withstand most natural disasters.

The capacity of our data center and contact center operations, coupled with the scalability of our customer management solutions, enabled us to meet the changing needs of large-scale and rapidly growing companies and government entities. By employing the scale and efficiencies of common application platforms, we could provide client-specific enhancements and modifications without incurring many of the costs of a full custom application, which positioned us as a value-added provider of customer support products and services.

International Operations

Approximately 34% of our consolidated revenue for fiscal year 2020 was generated by our international operations. Our end market strategy for our Technology Solutions business, while focused on the Americas, is expanding internationally on a selective basis in order to provide our distribution capabilities to OEMs in locations that meet their regional requirements. A key element in our business strategy had been to locate our Concentrix service delivery contact centers in markets that were strategic to our client requirements and cost beneficial. Our Concentrix segment had significant operations in the Philippines and India.

Sales and cost concentrations in foreign jurisdictions subject us to various risks, including the impact of changes in the value of these foreign currencies relative to the US Dollar, which in turn can impact reported sales.

See Note 11 -- Segment Information to the Consolidated Financial Statements included in Item 8 of this Report for additional financial information related to international and domestic operations.

Seasonality

Our operating results in the Technology Solutions segment are affected by the seasonality of the IT and CE products industries. We have historically experienced higher sales in our fourth fiscal quarter due to patterns in capital budgeting, federal government spending and purchasing cycles of our customers and end-users. These patterns may not be repeated in subsequent periods.

Revenue in our Concentrix segment was typically the highest in our fourth fiscal quarter.

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

Table of Content

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

Within our Concentrix segment, we invested in IT systems, infrastructure, automation and security to enhance workforce management and improve productivity. Our contact centers could employ a broad range of technology, including digital switching, intelligent call routing and tracking, proprietary workforce management systems, case management tools, proprietary software systems, computer telephony integration, interactive voice response, advanced speech recognition, web-based tools and relational database management systems with embedded security. Our innovative use of technology enabled us to improve our voice, chat, web and e-mail handling and personnel scheduling, thereby increasing our efficiency and enhancing the quality of the services we delivered to our clients and their customers. We were able to respond to changes in client call volumes and manage call volume traffic based on agent availability. Additionally, we could use this technology to collect information concerning the contacts, including number, response time, duration and results of the contact and report the information to the client on a periodic basis for purposes of monitoring quality of service and accuracy of billing.

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

As we enter new business areas, we may encounter increased competition from our current competitors and/or new competitors. Some of our competitors are substantially larger and may have greater financial, operating, manufacturing and marketing resources than us. Some of our competitors may have broader geographic breadth and range of services than us. Some may have more developed relationships with their existing customers. In the Technology Solutions segment we attempt to offset our comparative scale difference by focusing on a limited number of leading OEMs by running a more efficient and low-cost operation, and by offering a high level of value-added and customer services. In the Concentrix Segment, we attempted to offset our comparative scale difference through efficiency, low-cost operations and by offering a high level of value-added customer services.

In our Concentrix segment, we operated in a highly competitive and rapidly evolving global marketplace. Our competitors were both regional players as well as global companies. Our major competitors included Accenture plc, Genpact Limited, Teleperformance S.A., TTEC Holdings, Inc., Conduent, Inc., Transcosmos Inc., Sykes Enterprises Inc., and Globant S.A.

We constantly seek to expand our business into areas primarily related to our core distribution as well as other support, logistics and related value-added services, both organically and through strategic acquisitions.

Human Capital Resources

As of November 30, 2020, we had approximately 270,000 full-time associates. Approximately 7,500 of those full-time associates worked in our Technology Solutions segment. Given the variability in our business and the quick response time required by customers, it is critical that we are able to rapidly ramp-up and ramp-down our operational capabilities to maximize efficiency. As a result, we use temporary or contract workers, who totaled approximately 7,900, on a full-time equivalent basis, as of November 30, 2020, approximately 1,300 of whom worked in our Technology Solutions segment. Except for a small number of our employees in certain countries, where it is required by local regulations or associates brought in through acquisitions, our employees are not represented by a labor union, nor are they covered by a collective bargaining agreement.

We are committed to fostering a diverse and inclusive workplace that attracts and retains exceptional talent. Through ongoing employee development, comprehensive compensation and benefits, and a focus on health, safety and employee wellbeing, we strive to help our employees in all aspects of their lives so they can do their best work. With the completion of the Separation on December 1, 2020, our discussion about our human capital resources is focused on our Technology Solutions segment.

Diversity, Equity and Inclusion

We are committed to being unconditionally inclusive to capture the ideas and perspectives that fuel innovation and enable our workforce, customers, and communities to succeed in the digital age. We strive to create an inclusive workplace where people can bring their authentic selves to work. Our commitment to diversity and inclusion starts at the top with a highly skilled and diverse board of directors. Women represent 25% of our board of directors and 43% of our associate base. We strive to remain a diverse company. Robert Huang, founder of our company, wanted to ensure we had the best associates regardless of their age, ethnicity, or gender. His legacy and our primary focus is to work hard, do well, and treat others with respect.

Pay Equity or Total Rewards

We believe people should be paid for what they do and how they do it, regardless of their gender, race, or other personal characteristics. To deliver on that commitment, we benchmark and set pay ranges based on market data and consider factors such as an employee’s role and experience, the location of their job, and their performance. We also review our compensation practices, both in terms of our overall workforce and individual employees, to ensure our pay is fair and equitable. We have reviewed the compensation of employees to ensure consistent pay practices by conducting a pay equity analysis annually comparing employees in the same role within a country/location.

We require a uniquely talented workforce and are committed to providing total rewards that are market-competitive and performance-based, driving innovation and operational excellence. Our compensation programs, practices, and policies reflect our commitment to reward short- and long-term performance that aligns with, and drives, stockholder value. Total direct compensation is generally positioned within a competitive range of the market median, with differentiation based on tenure, skills, proficiency, and performance to attract and retain key talent.

Table of Content

Employee Engagement

We regularly collect feedback to better understand and improve the employee experience and identify opportunities to continually strengthen our culture. We want to know what is working well, what we can do better and how well our associates understand and are practicing our cultural values. In 2020, nearly 80% of associates participated in our annual employee survey.

Training and Development

Human capital development underpins our efforts to execute our strategy and continue to distribute, design, integrate and market innovative products and services. We continually invest in our employees’ career growth and provide employees with a wide range of development opportunities, including face-to-face, virtual, social and self-directed learning, mentoring, coaching, and external development.

Health, Safety and Wellness

The physical health, financial wellbeing, life balance and mental health of our employees is vital to our success. Our environmental, health, and safety leadership team uses our global injury and illness reporting system to assess trends regionally and worldwide as a part of quarterly reviews. Our warehouse and integration facilities continue to represent our most significant health and safety risks. Managing and reducing risks at these facilities remains a focus, and injury rates continue to be low. We also sponsor a wellness program designed to enhance physical, financial, and mental wellbeing for all our employees. Throughout the year, we encourage healthy behaviors through regular communications, educational sessions, voluntary progress tracking, wellness challenges, and other incentives. Since the onset of the COVID-19 pandemic, we have taken an integrated approach to helping our associates manage their work and personal responsibilities, with a strong focus on employee wellbeing, health and safety. We have successfully transitioned most of our workforce in both segments to a remote working environment and implemented a number of safety and social distancing measures within our premises to protect the health and safety of associates who are required to be on-premise to support our business.

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

Item 1A. Risk Factors

The following discussion is divided into five sections. The first section, which begins immediately following this paragraph, discusses some of the risks that may affect our business, results of operations and financial condition. The second section, captioned “Risks Related to Our Relationship with MiTAC Holdings Corporation,” discusses risks relating to MiTAC’s influence over us. The third section, captioned “Risks Related to our Industry,” discusses risk impacting businesses operating in our industry. The fourth section, captioned “Risks Related to the Separation,” discusses some of the risks relating to the separation of Concentrix into an independent publicly-traded company. The fifth section, captioned “Risks Related to the Macroeconomic and Regulatory Environment,” relates to risks which broadly affect companies operating in regions that we do. With the completion of the Separation on December 1, 2020, our discussion about our risks is focused on our Technology Solutions segment. You should carefully review all of these sections, as well as our consolidated financial statements and notes thereto and the other information appearing in this report, for important information regarding risks that affect us. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Report because these factors could cause the actual results and conditions to differ materially from those projected in the forward-looking statements. Before you invest in our Company, you should know that making such an investment involves some risks, including the risks described below. The risks that have been highlighted here are not the only ones that we face. If any of the risks actually occur, our business, financial condition and results of operations could be negatively affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Table of Content

Risks Related to Our Business and Operations

We anticipate that our revenue and operating results will fluctuate, which could adversely affect the enterprise value of our Company and our securities.

Our operating results have fluctuated and will fluctuate in the future as a result of many factors, including:

•	the impact of the business acquisitions and dispositions we make;
•	general economic conditions and level of IT and CE spending and outsourced business services;
•	the loss or consolidation of one or more of our significant OEM suppliers or customers;
•	market acceptance, quality, pricing, availability and useful life of our products and services, as well as the mix of our products and services sold;
•	competitive conditions in our industry;
•	trends towards cloud based infrastructure and “as-a-Service” type product offerings;
•	pricing, margin and other terms with our OEM suppliers;
•	decline in inventory value as a result of product obsolescence and market acceptance;
•	variations in our levels of excess inventory, vendor reserves and doubtful accounts;
•	fluctuations in rates in the currencies in which we transact;
•	changes in the terms of OEM supplier-inventory protections, such as price protection and return rights; and
•	the expansion of our design and integration solutions sales and operations, globally.

Although we attempt to control our expense levels, these levels are based, in part, on anticipated revenue. Therefore, we may not be able to control spending in a timely manner to compensate for any unexpected revenue shortfall.

Our operating results are affected by the seasonality of the IT and CE products and services industry. We have historically experienced higher sales in our fourth fiscal quarter due to patterns in the capital budgeting, federal government spending and purchasing cycles of end-users. These patterns may not be repeated in subsequent periods. You should not rely on period-to-period comparisons of our operating results as an indication of future performance. In future years, our operating results may be below our expectations or those of our public market analysts or investors, which would likely cause our share price to decline.

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

Our future success is highly dependent on our relationships with a small number of OEM suppliers. For example, sales of HP products and services comprised approximately 12%, 12% and 13% of our consolidated revenue for fiscal years 2020, 2019 and 2018, respectively. Our OEM supplier agreements typically are short-term and may be terminated without cause upon short notice. The loss or deterioration of our relationship with HP or any other major OEM supplier, the authorization by OEM suppliers of additional distributors, the sale of products by OEM suppliers directly to our reseller and retail customers and end-users, or our failure to establish relationships with new OEM suppliers or to expand the distribution and supply chain services that we provide OEM suppliers could adversely affect our business, financial position and operating results. In addition, OEM suppliers may face liquidity or solvency issues that in turn could negatively affect our business and operating results.

Table of Content

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

We experience customer concentration and intense competition which could adversely impact our revenue.

Our business experiences customer concentration from time to time. One customer accounted for 19%, of our consolidated revenue in fiscal years 2020 and 2019 and 17%, in fiscal year 2018. While we do not believe that the loss of any single customer would have a material adverse effect on us, such loss could result in an adverse impact on certain of our businesses. For example, our systems design and integration solutions product line has significant customer concentration, requires investments in working capital and infrastructure, and has customer contracts that often offer limited or no volume guarantees or protection for end-of-life investments. The loss of a customer or reduction in order volumes could adversely impact our revenue, provision for inventory losses, the absorption of fixed overhead costs and our future expansion plans. The systems design and integration solutions business operates in a competitive environment. Volumes can fluctuate based on customer demand, delivery quality and the competitive landscape. Our

Table of Content

ability to deliver customized solutions on a timely basis is critical to our success. Any delay could impact our competitive position and result in loss of customer orders, which could impact our financial position and operating results.

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

Table of Content

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

We depend on IT and telecommunications systems and the Internet for our operations. These systems support a variety of functions including inventory management, order processing, shipping, shipment tracking, and billing.

Failures or significant downtime of our IT or telecommunications systems could prevent us from taking customer orders, printing product pick-lists, shipping products, billing customers and handling call volume. Sales also may be affected if our reseller and retail customers are unable to access our pricing and product availability information. We also rely on the Internet, and in particular EDI and XML, for a large portion of our orders and information exchanges with our OEM suppliers and reseller and retail customers. The Internet and individual websites have experienced a number of disruptions and slowdowns, some of which were caused by organized attacks. In addition, some websites have experienced security breakdowns. If we were to experience a security breakdown, disruption or breach that compromised sensitive information, it could harm our relationship with our OEM suppliers and reseller and retail customers. Disruption of our website or the Internet in general could impair our order processing or more generally prevent our OEM suppliers and reseller and retail customers from accessing information. A significant increase in our IT costs or a temporary or permanent loss of our IT systems could harm our relationships with our customers. The occurrence of any of these events could have an adverse effect on our operations and financial results.

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

Table of Content

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

As of November 30, 2020, we had $2.8 billion, including obligations of Concentrix, in outstanding short and long-term borrowings under term loans, lines of credit, accounts receivable securitization programs and capital leases, excluding trade payables. Subsequent to November 30, 2020, upon completion of the Separation, our outstanding borrowings totaled $1.6 billion. The terms of one or more of the agreements under which this indebtedness was incurred may limit or restrict, among other things, our ability to:

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

Table of Content

beyond our control. We cannot be certain that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot be certain that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Some of our credit facilities restrict our ability to dispose assets and use the proceeds from such disposition. As such, we may not be able to consummate those dispositions or use any resulting proceeds and, in addition, such proceeds may not be adequate to meet any debt service obligations then due.

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

As of November 30, 2020, our executive officers, directors and principal stockholders owned approximately 20% of our outstanding common stock. In particular, MiTAC Holdings Corporation (“MiTAC Holdings”) and its affiliates owned approximately 18% of our common stock. MiTAC Holdings is a publicly-traded company on the Taiwan Stock Exchange. As a result, these stockholders have the potential ability to influence matters requiring stockholder approval, including the election of directors and the approval of mergers and acquisitions, or exert influence on actions of our Board of Directors. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Table of Content

There could be potential conflicts of interest between us and MiTAC Holdings and its affiliates, which could affect our business and operating results.

MiTAC Holdings’ and its affiliates’ continuing beneficial ownership of our common stock could create conflicts of interest with respect to a variety of matters, such as potential acquisitions, competition, issuance or disposition of securities, election of directors, payment of dividends and other business matters. For example, we currently purchase inventories from MiTAC Holdings. Similar risks could exist as a result of Matthew Miau’s positions as our Chairman Emeritus, a member of our Board of Directors, the Chairman of MiTAC Holdings and as a director or officer of MiTAC Holdings’ affiliates. For fiscal year 2020, Mr. Miau received the same compensation as our independent directors and during fiscal year 2021 Mr. Miau will receive the same compensation as our independent directors. Mr. Miau’s compensation as one of our directors is based upon the approval of the Nominating and Corporate Governance Committee, which is solely composed of independent members of the Board of Directors. We also have adopted a policy requiring material transactions in which any of our directors has a potential conflict of interest to be approved by our Audit Committee, which is also composed of independent members of the Board of Directors.

Synnex Technology International Corp., or Synnex Technology International, a publicly-traded company based in Taiwan and affiliated with MiTAC Holdings, currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a potential competitor of ours. As of November 30, 2020, MiTAC Incorporated, a privately-held company based in Taiwan and a separate entity from MiTAC Holdings, directly and indirectly owned approximately 15.2% of Synnex Technology International and approximately 8.7% of MiTAC Holdings. As of November 30, 2020, MiTAC Holdings directly and indirectly owned 0.9% of Synnex Technology International. In addition, MiTAC Holdings directly and indirectly owned approximately 8.7% of MiTAC Incorporated and Synnex Technology International directly and indirectly owned approximately 18.4% of MiTAC Incorporated as of November 30, 2020. Synnex Technology International indirectly through its ownership of Peer Developments Limited owned approximately 7.5% of our outstanding common stock as of November 30, 2020. Neither MiTAC Holdings, nor Synnex Technology International is restricted from competing with us. In the future, we may increasingly compete with Synnex Technology International, particularly if our business in Asia expands or Synnex Technology International expands its business into geographies or customers we serve. Although Synnex Technology International is a separate entity from us, it is possible that there will be confusion as a result of the similarity of our names. Moreover, we cannot limit or control the use of the Synnex name by Synnex Technology International in certain geographies and our use of the Synnex name may be restricted as a result of registration of the name by Synnex Technology International or the prior use in jurisdictions where it currently operates.

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

We are subject to intense competition, both in the United States and internationally, and if we fail to compete successfully, we will be unable to gain or retain market share.

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

Table of Content

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

Risks Related to the Separation

We or Concentrix may fail to perform under the transaction agreements executed as part of the Separation, which in turn may adversely affect our business.

In connection with the Separation, we and Concentrix entered into several agreements, including among others a separation and distribution agreement and an employee matters agreement. The separation and distribution agreement and employee matters agreement determine the allocation of assets and liabilities between the companies following the Separation for those respective areas and include any necessary indemnifications related to liabilities and obligations. Concentrix has spun off and some of its obligations under these and other agreements have transferred to the successor entities. We will rely on Concentrix or its successor entities to satisfy their performance and payment obligations under these agreements. If Concentrix or its successor entities are unable to satisfy their obligations under these agreements, we could incur operational difficulties or losses that could have a material and adverse effect on our business, financial condition and results of operations.

The Separation may not achieve some or all of the anticipated benefits, which may in turn affect our business and stock price.

We may not realize some or all of the anticipated strategic, financial, operational, marketing or other benefits from the Separation, or such benefits may be delayed by a variety of circumstances, which may not be under our control or Concentrix’. As independent publicly-traded companies, we and Concentrix will be smaller, less diversified companies with a narrower business focus and may be more vulnerable to changing market conditions, which could materially and adversely affect our respective business, financial condition and results of operations. Further, there can be no assurance that the combined value of the common stock of the two publicly-traded companies will be equal to or greater than what the value of our common stock would have been had the proposed Separation not occurred.

If the Separation fails to qualify for tax-free treatment, it could result in substantial tax liability for the Company.

We have obtained an opinion that, for U.S. federal income tax purposes, the Separation will qualify as a tax-free reorganization under Sections 368(a)(1)(D) and 355 of the Internal Revenue Code of 1986, as amended, to us and our United States stockholders. The opinion we received will not be binding on the IRS or any court. Accordingly, there can be no assurance that the IRS will not challenge the conclusions reflected in the opinion or that a court would not sustain such a challenge. If the Separation fails to qualify for tax-free treatment, we would be subject to tax as if we had sold the stock of Concentrix in a taxable sale for its fair market value, which would result in substantial tax liability for us, and our stockholders would be subject to tax on the fair market value of the Concentrix stock received in the Separation.

Table of Content

Risks Related to the Macro-Economic and Regulatory Environment

The widespread outbreak of an illness or any other communicable disease, or any other public health crisis, could adversely affect our business, results of operations and financial condition.

We could be negatively impacted by the widespread outbreak of an illness or any other communicable disease, or any other public health crisis that results in economic and trade disruptions, including the disruption of global supply chains. In December 2019, there was an outbreak of a new strain of coronavirus, COVID-19. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and workforce participation due to “shelter-in-place” restrictions by various governments worldwide and created significant volatility and disruption of financial markets. This has adversely impacted our results of operations during fiscal year 2020. The extent of the impact of the COVID-19 pandemic on our future operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and spread of the pandemic and related restrictions on travel and transports, the effect on our customers and demand for our products and services; our ability to sell and provide our products and services, including as a result of travel restrictions and people working remotely; the ability of our customers to pay for our solutions; and any closures of our or our customers’ offices and facilities all of which are uncertain and cannot be predicted.

An extended period of global supply chain and economic disruption could materially affect our business, our results of operations, our access to sources of liquidity, the carrying value of our goodwill and intangible assets, our financial condition and our stock price.

Changes in foreign currency exchange rates and limitations on the convertibility of foreign currencies could adversely affect our business and operating results.

Approximately 34%, 34% and 28% of our revenues in fiscal years 2020, 2019 and 2018, respectively, were generated outside the United States. Most of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. In Latin America, our revenue is generally denominated in local currencies while cost of revenue is denominated in U.S. dollars. We presently have currency exposure arising from both sales and purchases denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. For example, if these foreign currencies appreciate against the U.S. dollar, it will be more expensive in terms of U.S. dollars to purchase inventory or pay expenses with foreign currencies. This could have a negative impact on us if revenue related to these purchases is transacted in U.S. dollars. In addition, currency devaluation can result in our products, the majority of which are purchased by us in U.S. dollars, to be relatively more expensive to procure than products manufactured locally. We currently conduct only limited hedging activities, which involve the use of currency forward contracts. Hedging foreign currencies can be risky. Certain of these hedge positions are undesignated hedges of balance sheet exposures, such as intercompany loans, and typically have maturities of less than one year.

There is also additional risk if the currency is not freely or actively traded. Some currencies, such as the Chinese Renminbi are subject to limitations on conversion into other currencies, which can limit our ability to hedge or to otherwise react to rapid foreign currency devaluations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

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

A substantial portion of our IT systems operations, including our IT systems support and software development operations, are located in China. In addition, we also conduct general and administrative activities from our facilities in China. Our operations in China are subject to a number of risks relating to China’s economic and political systems, including:

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

Our business also involves the use, storage and transmission of information about our employees, and customers. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to monetary damages, fines or criminal prosecution.

While we take measures to protect the security of, and prevent unauthorized access to, our systems and personal and proprietary information, the security controls for our systems, as well as other security practices we follow, may not prevent improper access to, or disclosure of, personally identifiable or proprietary information. Furthermore, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions and countries in which we provide services. The General Data Protection Regulation in Europe, the California Consumer Privacy Act and other similar laws have resulted, and will continue to result, in increased compliance costs. Our failure to adhere to or successfully implement processes in response to these and other changing regulatory requirements in this area could result in legal liability or impairment to our reputation in the marketplace, which could have a material adverse effect on our business, financial condition and results of operations. We could also face legal, reputational and financial risks if we fail to protect customer and internal data from security breaches or cyberattacks.

Table of Content

Global health and economic, political and social conditions may harm our ability to do business, increase our costs and negatively affect our stock price.

Worldwide economic conditions remain uncertain due to adverse consequences concerning the United States and China trade negotiations, market volatility as a result of political leadership in certain countries and other disruptions to global and regional economies and markets. External factors, such as potential terrorist attacks, acts of war, geopolitical and social turmoil or epidemics and other similar outbreaks in many parts of the world, could prevent or hinder our ability to do business, increase our costs and negatively affect our stock price. More generally, these geopolitical, social and economic conditions could result in increased volatility in the United States and worldwide financial markets and economy. For example, increased instability may enhance volatility in currency exchange rates, cause our customers or potential customers to delay or reduce spending on our products or services, and limit our suppliers’ access to credit. It could also adversely impact our ability to obtain adequate insurance at reasonable rates and may require us to incur increased costs for security measures for our domestic and international operations. We are predominantly uninsured for losses and interruptions caused by terrorism, acts of war and similar events. These uncertainties make it difficult for us and our suppliers and customers to accurately plan future business activities.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We completed an evaluation of the effectiveness of our internal control over financial reporting for fiscal year 2020, and we have an ongoing program to

Table of Content

perform the system and process evaluation and testing necessary to continue to comply with these requirements. However, internal control over financial reporting has inherent limitations, including human error, the possibility that controls could be circumvented or become inadequate because of changed conditions, and fraud. Because of the inherent limitations, misstatements due to error or fraud may occur and may not always be prevented or timely detected. We expect to continue to incur significant expense and to devote management resources to Section 404 compliance. In the event that one of our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determines that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions and our reputation may be adversely affected, and the market price of our stock could decline.

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

On January 31, 2020, the United Kingdom left the EU (“Brexit”). The United Kingdom and EU entered into a new trade agreement in December 2020, subject to final approval by the European Parliament. In addition, the United Kingdom is in the process of negotiating trade agreements with the United States and certain other countries The most significant impact of the new agreement between the United Kingdom and the EU are new regulations regarding trade, tax, security and employees, among others, in the United Kingdom. Compliance with such regulations could be costly, negatively impacting our business, results of operations and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located in Fremont, California, and are owned by us. We operate distribution, integration, contact center and administrative facilities in different countries.

Our Technology Solutions segment occupies approximately 63 facilities covering approximately 6.1 million square feet and includes warehouse, logistics and administrative facilities. We own approximately 2.1 million square feet of property and lease the remainder.

Our Concentrix segment occupied approximately 284 facilities comprising service and delivery centers and administrative facilities covering approximately 16.8 million square feet. We owned approximately 1.3 million square feet and leased the remainder.

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

Table of Content

Item 4. Mine Safety Disclosures

Not applicable.

Information About our Executive Officers

The following table sets forth information regarding our executive officers as of November 30, 2020:

Name	Age	Position
Dennis Polk	54	President, Chief Executive Officer and a Director
Michael Urban	56	President, Worldwide Technology Solutions Distribution
Peter Larocque	59	President, North American Technology Solutions
Marshall Witt	55	Chief Financial Officer
Christopher Caldwell	48	Executive Vice President; President, Concentrix Corporation
Simon Leung	55	Senior Vice President; General Counsel and Corporate Secretary

Dennis Polk is our President and Chief Executive Officer and has served in this capacity since March 2018. Mr. Polk is also a Director and has served in this capacity since February 2012. Mr. Polk previously served as our Chief Operating Officer, Chief Financial Officer and Senior Vice President of Corporate Finance since joining us in February 2002. Mr. Polk is also a director on the board of Concentrix Corporation and Terreno Realty Corporation. At Terreno, he is the Chair of the Compensation Committee.

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

Christopher Caldwell served as Executive Vice President and President of Concentrix Corporation and has served in this capacity from February 2014 to the date of the Separation on December 1, 2020. He previously served as President of Concentrix Corporation from June 2012 to February 2014, Senior Vice President and General Manager of Concentrix Corporation from March 2007 to June 2012, and Senior Vice President, Global Business Development from March 2007 to June 2012. Mr. Caldwell joined SYNNEX in 2004 as Vice President, Emerging Business through the acquisition of EMJ Data Systems Ltd. Effective December 1, 2020, pursuant to the Separation, Mr. Caldwell resigned from SYNNEX.

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

As of January 22, 2021, our common stock was held by approximately 4,400 stockholders of record. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

Stock Price Performance Graph

The stock price performance graph below, which assumes a $100 investment on November 30, 2015, compares our cumulative total stockholder return, the NYSE Composite Index, S&P Midcap 400 Index, Computer and Peripheral Equipment index and a peer group of our Concentrix segment for the period beginning November 30, 2015 through November 30, 2020. The Computer and Peripheral Equipment index is based on the Standard Industrial Classification Code 5045—Wholesale Computer and Computer Peripheral Equipment and Software. The companies selected to form the Concentrix peer group index include Accenture plc, Genpact Limited, Teleperformance S.A., TTEC Holdings Inc., Conduent Inc., Transcosmos Inc., Sykes Enterprises, Inc., and Globant S.A. The closing price per share of our common stock was $160.31 on November 30, 2020. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG
SYNNEX CORPORATION, NYSE MARKET INDEX,
S&P MIDCAP 400, COMPUTERS & PERIPHERAL EQUIPMENT, and CONCENTRIX PEER GROUP
DOLLARS
$300
$250
$200
$150
$100
$50
$0
2015
2016
2017
2018
2019
2020
SYNNEX Corporation
NYSE Composite Index
S&P Midcap 400 Index
Computers & Peripheral Equipment
Concentrix Peer Group
ASSUMES $100 INVESTED ON NOV. 30, 2015
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDED NOV. 30, 2020

	Fiscal Years Ended
	11/30/2015	11/30/2016	11/30/2017	11/30/2018	11/30/2019	11/30/2020
SYNNEX Corporation	$100.00	$125.15	$147.08	$88.42	$136.52	$178.70
NYSE Composite Index	$100.00	$107.09	$128.06	$129.69	$144.98	$153.61
S&P Midcap 400 Index	$100.00	$113.23	$134.21	$134.86	$146.80	$161.04
Computers and Peripheral Equipment	$100.00	$154.69	$161.26	$161.90	$185.91	$160.85
Concentrix Peer Group	$100.00	$111.90	$143.20	$158.34	$199.69	$246.46

Table of Content

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding the Securities Authorized for Issuance under Equity Compensation Plans can be found under Item 12 of this Report.

Dividends

On September 29, 2014, we announced the initiation of a quarterly cash dividend. Since then, dividends have been declared in January, March, June and September and paid at the end of January, April, July and October. On March 24, 2020, as a result of the unpredictable economic environment due to the impact of the COVID-19 pandemic, we announced the suspension of our quarterly dividend. Dividends declared per share by fiscal quarter in 2020 and 2019 were as follows:

	Fiscal Years Ended
	2020	2019
First Quarter	$0.400	$0.375
Second Quarter	$—	$0.375
Third Quarter	$—	$0.375
Fourth Quarter	$—	$0.375

On January 11, 2021, we announced the reinstatement of a quarterly cash dividend of $0.20 per share to stockholders of record as of January 22, 2021, payable on January 29, 2021. Dividends are subject to continued capital availability, compliance with the covenants and conditions in some of our credit facilities and the declaration by our Board of Directors in the best interest of our stockholders.

Purchases of Equity Securities

In June 2020, our Board of Directors authorized a three-year $400 million share repurchase program, effective July 1, 2020, pursuant to which we may repurchase our outstanding common stock from time to time in the open market or through privately negotiated transactions. As of November 30, 2020, we had not repurchased any shares under this program.

In June 2017, our Board of Directors authorized a three-year $300 million share repurchase program, effective July 1, 2017, pursuant to which we may repurchase our outstanding common stock from time to time in the open market or through privately negotiated transactions. During the fiscal year 2020, we repurchased shares of our common stock aggregating 35,000 for an aggregate purchase price of $3.4 million under this program. Through the expiration of this program in June 2020, we had repurchased 874,517 shares of our common stock for a total cost of $84.6 million. The share purchases were made on the open market and the shares repurchased by us are held in treasury for general corporate purposes.

Table of Content

Item 6. Selected Financial Data

The following selected consolidated financial data are qualified by reference to, and should be read together with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Report and the Consolidated Financial Statements and related Notes included in Item 8 of this Report. The selected Consolidated Statements of Operations and other data presented below for fiscal years 2020, 2019 and 2018 and the consolidated balance sheet data as of November 30, 2020 and 2019 have been derived from our audited Consolidated Financial Statements included elsewhere in this Report. The Consolidated Statements of Operations and other data for fiscal years 2017 and 2016 and the Consolidated Balance Sheet data as of November 30, 2018, 2017 and 2016 have been derived from our Consolidated Financial Statements that are not included in this Report. The Consolidated Statements of Operations data include the operating results from our acquisitions from the closing date of each acquisition. Historical operating results are not necessarily indicative of the results that may be expected for any future period. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 2 and 3 to our Consolidated Financial Statements included elsewhere in this Report for a discussion of factors, such as business combinations and the adoption of new accounting guidance, that affect the comparability of the following selected consolidated financial data.

	Fiscal Years Ended November 30,
	2020	2019	(1)	2018	2017	2016
Statements of Operations Data: (in thousands, except per share amounts)
Revenue	$24,675,563	$23,757,293		$19,767,945	$16,771,128	$14,061,837
Gross profit	2,847,604	2,897,917		1,926,899	1,549,312	1,282,965
Operating income	830,103	813,761		550,236	507,337	379,596
Net income	529,160	500,712		299,981	300,240	235,005
Earnings per common share:
Basic:	$10.28	$9.79		$7.21	$7.52	$5.91
Diluted:	$10.21	$9.74		$7.17	$7.48	$5.88
Cash dividends declared per share	$0.40	$1.50		$1.40	$1.05	$0.85

________________________________

(1)

We adopted Accounting Standards Update No. 2014-19, “Revenue from Contracts with Customers (Topic 606),” during fiscal year 2019 on a full retrospective basis from fiscal year 2017. The amounts for fiscal year 2016 has not been adjusted to reflect the adoption of this new revenue standard.

	As of November 30,
	2020	(1)	2019	2018	2017	2016
Balance Sheet Data: (in thousands)
Cash and cash equivalents	$1,564,672		$225,529	$454,694	$550,688	$380,717
Working capital	3,139,035		2,845,870	2,209,190	1,703,249	1,518,498
Total assets	13,468,590		11,697,960	11,543,498	7,756,343	5,215,281
Borrowings, current	158,715		298,969	833,216	805,471	362,889
Long-term borrowings	2,608,061		2,718,267	2,622,782	1,136,089	601,095
Total equity	4,338,860		3,788,450	3,435,054	2,287,297	1,975,798

________________________________

(1)    We adopted Accounting Standards Codification Topic 842, Leases effective December 1, 2019, applying the optional transition method, which allows an entity to apply the new standard at the adoption date with a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption.

	Fiscal Years Ended November 30,
	2020	2019	2018	2017	2016
Other Data: (in thousands)
Depreciation and amortization	$341,637	$372,108	$225,287	$159,886	$121,293

Table of Content

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For an understanding of SYNNEX and the significant factors that influenced our performance during the past two fiscal years, the following discussion and analysis of our financial condition and results of operations should be read in conjunction with the description of the business appearing in Item 1 of this Report, Selected Consolidated Financial Data and Item 8 Financial Statements and Supplementary Data included elsewhere in this Report. You should carefully review and consider the information regarding our financial condition and results of operations set forth under Part I-Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) in our Annual Report on Form 10-K for the fiscal year ended November 30, 2019, filed with the Securities and Exchange Commission on January 29, 2020, for an understanding of our results of operations and liquidity discussions and analysis comparing fiscal year 2019 to fiscal year 2018. Amounts in certain tables appearing in this Report may not add or compute due to rounding.

When used in this Annual Report on Form 10-K, or this Report, the words “believes,” “estimates,” “expects,” “allows,” “can,” “may,” “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about market trends, our business model and our services, our market strategy, including expansion of our product lines, the separation of SYNNEX and Concentrix, including as to the effect on our results of operations going forward, our infrastructure, our investment in information technology, or IT, systems, our employee hiring, retention and turnover, the ownership interest of MiTAC Holdings Corporation, or MiTAC Holdings, in us and its impact, our revenue, our gross margins, our operating costs and results, the value of our inventory, competition with Synnex Technology International Corp., our future needs for additional financing, the likely sources for such funding and the impact of such funding, market acceptance of our customers’ products, concentration of customers, our international operations, foreign currency exchange rates and expected trends related thereto, expansion and scaling of our operations and related effects, our strategic acquisitions and divestitures of businesses and assets, our goodwill, seasonality of sales, adequacy of our capital resources to meet our capital needs, cash held by our international subsidiaries and repatriation, changes in fair value of derivative instruments, adequacy of our disclosure controls and procedures, pricing pressures, competition, impact of economic and industry trends, impact of our accounting policies and recently issued accounting pronouncements, our belief regarding the impact of inventory repurchase obligations and commitments and contingencies, our effective tax rates, our share repurchase and dividend program, our securitization programs and revolving credit lines, our succession planning, our investments in working capital, personnel, facilities and operations. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed herein, as well as the seasonality of the buying patterns of our customers, concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT, and consumer electronics, or CE, industries, fluctuations in general economic conditions and other risk factors set forth under Part I, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Revenue and Cost of Revenue

We derive our Technology Solutions revenue primarily through the distribution of peripherals, IT systems, system components, software, networking, communications and security equipment and CE and complementary products, and the delivery of servers and networking solutions for our design and integration solutions customers’ data centers. In our Concentrix segment, we provided high value business outsourcing services and solutions to improve customer experience of our clients. Our Concentrix customer contracts typically consisted of a master services agreement or statement of work, which contained the terms and conditions of each program or service we offered. Our agreements could range from less than one year to over five years and were subject to early termination by our customers or us for any reason, typically with 30 to 90 days’ notice.

In fiscal years 2020 and 2019, approximately 34% of our consolidated revenue and approximately 24% of our Technology Solutions revenue, was generated from our international operations. As a result, our revenue growth has been impacted by fluctuations in foreign currency exchange rates.

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

A significant portion of our Technology Solutions cost of revenue is the purchase price we pay our OEM suppliers for the products we sell, net of any incentives, rebates, price protection and purchase discounts received from our OEM suppliers. Cost of products revenue also consists of provisions for inventory losses and write-downs, freight expenses associated with the receipt in and shipment out of our inventory, and royalties due to OEM vendors. In addition, cost of revenue includes the cost of material, labor and overhead for our systems design and integration solutions. In our Concentrix segment, cost of revenue consists primarily of personnel costs related to contract services delivery.

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

The customer experience services industry in which our Concentrix segment operated is competitive. Customers’ performance measures were based on competitive pricing terms and quality of services. Our Concentrix business was largely concentrated in the United States, the United Kingdom, the Philippines, India, Canada, China and Japan. Accordingly, we were impacted by economic strength or weakness in these geographies and by the strengthening or weakening of local currencies relative to the U.S. Dollar.

In December 2019, there was an outbreak of a new strain of coronavirus (“COVID-19”). In March 2020, the World Health Organization characterized COVID-19 as a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and workforce participation, including our own, and created significant volatility and disruption of financial markets. The disruptions due to COVID-19 have impacted our business including logistics operations in our Technology Solutions segment and limited the productive ability of many of our associates who were in our Concentrix segment, particularly during the second quarter of fiscal year 2020. We have successfully transitioned a significant portion of our workforce in both segments to a remote working environment and implemented a number of safety and social distancing measures within our premises to protect the health and safety of associates who are required to be on-premise to support our business. As of November 30, 2020, the majority of our workforce across both segments was productive. During the fiscal year ended November 30, 2020, we incurred net incremental costs associated with COVID-19 of approximately $131 million, of which Concentrix incurred net costs of approximately $86 million and Technology Solutions incurred net costs of approximately $45 million. We are unable to predict how long these conditions will persist, what additional measures may be introduced by governments, vendors or customers and the effect of any such additional measures on our business. As a result, many of the estimates and assumptions involved in the preparation of the financial statements included in this report on Form 10-K, required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve with respect to the pandemic, our estimates may materially change in future periods.

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

We recognize revenue from the sale of IT hardware and software as control is transferred to customers, which is at the time when the product is shipped or delivered. Products sold by us are delivered via shipment from our facilities, drop-shipment directly from the vendor, or by electronic delivery of software products. We account for a contract with a customer when it has written approval, the contract is committed, the rights of the parties, including payment terms, are identified, the contract has commercial substance and consideration is probable of collection. Binding purchase orders from customers together with agreement to our terms and conditions of sale by way of an executed agreement or other signed documents are considered to be the contract with a customer. In situations where arrangements include customer acceptance provisions, revenue is recognized when we can objectively verify the products comply with specifications underlying acceptance and the customer has control of the products. Revenue is presented net of taxes collected from customers and remitted to government authorities. We generally invoice a customer upon shipment, or in accordance with specific contractual provisions. Payments are due as per contract terms and do not contain a significant financing component.

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

We consider shipping and handling activities as costs to fulfill the sale of products. Shipping revenue is included in revenue when control of the product is transferred to the customer, and the related shipping and handling costs are included in cost of products sold.

For the Concentrix segment, we recognize revenue from services contracts over time as the promised services are delivered to clients for an amount that reflects the consideration to which we are entitled in exchange for those services. We account for a contract with a customer when it has written approval, the contract is committed, the rights of the parties, including payment terms, are identified, the contract has commercial substance and consideration is probable of collection. Revenue is presented net of taxes collected from customers and remitted to government authorities. We generally invoice a customer after performance of services, or in accordance with specific contractual provisions. Payments are due as per contract terms and do not contain a significant financing component. Service contracts may be based on a fixed price or on a fixed unit-price per transaction or other objective measure of output. We determine whether the services performed during the initial phases of an arrangement, such as setup activities, are distinct. In most cases, the arrangement is a single performance obligation comprised of a series of distinct services that are substantially the same and that have the same pattern of transfer (i.e., distinct days of service). We record deferred revenue attributable to certain process transition, setup activities where such activities do not represent separate performance obligations. Billings related to such transition activities are classified under contract liabilities and subsequently recognized ratably over the period in which the related services are performed. We apply a measure of progress (typically time-based) to any fixed consideration and allocate variable consideration to the distinct periods of service based on usage. As a result, revenue is generally recognized over the period the services are provided on a usage basis. This results in revenue recognition that corresponds with the benefit to the client of the services transferred to date relative to the remaining services promised. Revenue on fixed price contracts is recognized on a straight-line basis over the term of the contract as services are provided. Revenue on unit-price transactions is recognized using an objective measure of output including staffing hours or the number of transactions processed by service agents. Client contract terms can range from less than one year to more than five years.

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

Table of Content

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

Acquisitions

We continually seek to augment organic growth in both our business segments with strategic acquisitions of businesses and assets that complement and expand our existing capabilities. We also divest businesses that we deem no longer strategic to our ongoing operations. In our Technology Solutions business we seek to acquire new OEM relationships, enhance our supply chain and integration capabilities, the services we provide to our customers and OEM suppliers, and expand our geographic footprint. In our Concentrix segment, prior to the Separation, we sought to enhance our capabilities and domain expertise in key industry verticals, expand our geographic footprint and further expand into higher value service offerings and increase scale.

Results of Operations

The following table sets forth, for the indicated periods, data as percentages of total revenue:

	Fiscal Years Ended November 30,
Statements of Operations Data:	2020	2019
Products revenue	80.96%	80.27%
Services revenue	19.04	19.73
Total revenue	100.00	100.00
Cost of products revenue	(76.12)	(75.40)
Cost of services revenue	(12.34)	(12.40)
Gross profit	11.54	12.20
Selling, general and administrative expenses	(8.18)	(8.77)
Operating income	3.36	3.43
Interest expense and finance charges, net	(0.52)	(0.70)
Other income (expense), net	0.01	0.13
Income before income taxes	2.85	2.86
Provision for income taxes	(0.71)	(0.74)
Net income	2.14%	2.11%

With the completion of the Separation on December 1, 2020, our services revenue and cost of services revenue which represent revenue and cost of revenue of our Concentrix segment will be discontinued. Further, selling, general and administrative expenses, interest expense and finance charges, net, other income (expense), net and provision for income-taxes will decrease by amounts related to the Concentrix segment or impacted by the Separation, with related reductions in gross profit, operating income and net income. Additionally, our gross margin and operating margin will decrease due to the discontinuance of the higher margins earned in the Concentrix segment.

In addition, in the second half of 2021, we expect a decrease in our products revenue of approximately $1.2 billion due to a customer moving to a consignment model where we will provide integration services on an agency basis.

Certain non-GAAP financial information

In addition to disclosing financial results that are determined in accordance with GAAP, we also disclose certain non-GAAP financial information, including:

•

Revenue in constant currency, which is revenue adjusted for the translation effect of foreign currencies so that certain financial results can be viewed without the impact of fluctuations in foreign currency exchange rates, thereby facilitating period-to-period comparisons of our business performance. Revenue in constant currency is calculated by translating the revenue of fiscal year 2020 in the billing currency using the prior year’s currency conversion rate. Generally, when the dollar either strengthens or weakens against other currencies, the growth at constant currency rates or adjusting for currency will be higher or lower than growth reported at actual exchange rates.

Table of Content

•	Non-GAAP operating income, which is operating income, adjusted to exclude transaction-related and integration expenses, restructuring costs and amortization of intangible assets.
•	Non-GAAP operating margin, which is non-GAAP operating income, as defined above, divided by revenue.
•

Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) which is net income before interest, taxes, depreciation and amortization, adjusted to exclude other income (expense), net and transaction-related and integration expenses.

•

Non-GAAP diluted earnings per common share (“EPS”), which is diluted EPS excluding the per share, tax effected impact of (i) transaction-related and integration expenses, (ii) amortization of intangible assets, (iii) a gain upon the settlement of contingent consideration related to the acquisition of Westcon-Comstor Americas in fiscal year 2017, and (iv) a gain recorded upon realization of a contingent asset related to the Westcon-Comstor Americas acquisition.

Transaction-related expenses typically consist of acquisition, integration, and divestiture related costs and are expensed as incurred. These expenses primarily represent costs for legal, banking, consulting and advisory services, and debt extinguishment fees. From time to time, this category may also include transaction-related gains/losses on divestitures/spin-off of businesses.

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

Table of Content

Non-GAAP Financial Information:

	Fiscal Years Ended November 30,
	2020	2019
	(in thousands, except per share amounts)
Consolidated
Revenue	$24,675,563	$23,757,293
Foreign currency translation	108,546
Revenue in constant currency	$24,784,109	$23,757,293

Operating income	$830,103	$813,761
Transaction-related and integration expenses	44,879	71,454
Amortization of intangibles	187,431	210,481
Non-GAAP operating income	$1,062,413	$1,095,696

Operating margin	3.36%	3.43%
Non-GAAP operating margin	4.31%	4.61%

Net Income	$529,160	$500,712
Interest expense and finance charges, net	127,336	166,421
Provision for income taxes	174,882	176,991
Depreciation (excluding accelerated depreciation included in transaction-related and integration expenses below)	154,048	157,277
Amortization of intangibles	187,431	210,481
EBITDA	$1,172,857	$1,211,882
Other (income) expense, net (excluding amounts included in transaction-related and integration expenses below)	(1,964)	(30,192)
Transaction-related and integration expenses	47,820	71,283
Adjusted EBITDA	$1,218,713	$1,252,973

Diluted EPS	$10.21	$9.74
Transaction-related and integration expenses	0.92	1.39
Amortization of intangibles	3.62	4.09
Contingent consideration	—	(0.37)
Acquisition-related contingent gain	—	(0.22)
Income taxes related to the above (1)	(1.08)	(1.38)
Non-GAAP diluted EPS	$13.68	$13.26

Technology Solutions
Revenue	$19,977,150	$19,069,970
Foreign currency translation	87,806
Revenue in constant currency	$20,064,956	$19,069,970

Operating income	$521,341	$519,429
Transaction-related and integration expenses	7,414	981
Amortization of intangibles	40,148	43,875
Non-GAAP operating income	$568,903	$564,285

Operating margin	2.61%	2.72%
Non-GAAP operating margin	2.85%	2.96%

Net Income	$337,526	$366,888
Interest expense and finance charges, net	79,023	74,225
Provision for income taxes	98,621	106,399
Depreciation	24,923	22,454
Amortization of intangibles	40,148	43,875
EBITDA	$580,241	$613,841
Other (income) expense, net	6,172	(28,083)
Transaction-related and integration expenses	9,667	981
Adjusted EBITDA	$596,080	$586,739

Table of Content

	Fiscal Years Ended November 30,
	2020	2019
	(in thousands, except per share amounts)
Concentrix
Revenue	$4,719,534	$4,707,912
Foreign currency translation	20,740
Revenue in constant currency	$4,740,274	$4,707,912

Operating income	$308,761	$294,332
Transaction-related and integration expenses	37,465	70,473
Amortization of intangibles	147,283	166,606
Non-GAAP operating income	$493,509	$531,411

Operating margin	6.54%	6.25%
Non-GAAP operating margin	10.46%	11.29%

Net Income	$191,634	$133,824
Interest expense and finance charges, net	48,313	92,196
Provision for income taxes	76,261	70,592
Depreciation (excluding accelerated depreciation included in transaction-related and integration expenses below)	129,125	134,823
Amortization of intangibles	147,283	166,606
EBITDA	$592,616	$598,041
Other (income) expense, net (excluding amounts included in transaction-related and integration expenses below)	(8,135)	(2,109)
Transaction-related and integration expenses	38,153	70,302
Adjusted EBITDA	$622,634	$666,234

(1)	The tax effect of taxable and deductible non-GAAP adjustments was calculated using the effective tax rate during the respective fiscal years.

Fiscal Years Ended November 30, 2020 and 2019

Revenue

	Fiscal Years Ended November 30,
	2020	2019	Percent Change
	(in thousands)
Revenue	$24,675,563	$23,757,293	3.9%
Technology Solutions revenue	19,977,150	19,069,970	4.8%
Concentrix revenue	4,719,534	4,707,912	0.2%
Inter-segment elimination	(21,121)	(20,589)

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

Revenue in our Technology Solutions segment increased in fiscal year 2020 compared to fiscal year 2019 primarily due to a demand for technology equipment as COVID-19 related government mandated shelter-in-place restrictions during the second, third and fourth quarters of fiscal year 2020 led to increased needs for remote work, learn and consume related solutions. On a constant currency basis, revenue in our Technology Solutions segment increased by 5.2% during fiscal year 2020, compared to fiscal year 2019.

Concentrix segment revenue increased slightly in fiscal year 2020, compared to fiscal year 2019, due to growth with technology, retail and ecommerce clients partially offset by lower demand from media, communications, travel, tourism and automotive clients. During fiscal year 2020, Concentrix revenue was impacted by the COVID-19 related government mandated shelter-in-place restrictions in several countries in the world. These restrictions adversely impacted our revenue due to the inability of a significant

Table of Content

number of our associates to work despite client demand. This impact was most acute in the second quarter of 2020. Our revenue was also unfavorably impacted by the translation effect of foreign currencies.

Gross Profit

	Fiscal Years Ended November 30,
	2020	2019	Percent Change
	(in thousands)
Gross profit	$2,847,604	$2,897,917	-1.7%
Gross margin	11.54%	12.20%
Technology Solutions gross profit	$1,193,858	$1,157,258	3.2%
Technology Solutions gross margin	5.98%	6.07%
Concentrix gross profit	$1,661,525	$1,748,448	-5.0%
Concentrix gross margin	35.21%	37.14%
Inter-segment elimination	(7,779)	(7,789)

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

Technology Solutions gross profit increased in fiscal year 2020, as compared to the prior fiscal year, primarily driven by strong demand for technology products as COVID-19 related government mandated shelter-in-place restrictions during the second, third and fourth quarters of fiscal year 2020 led to a greater need for remote work, learn and consume related solutions. This increase was partially offset by lower margins due to product mix from our projects and integration-based server solutions and incremental COVID-19 related costs of approximately $10.4 million.

Our Concentrix segment’s gross profit and margin decreased during fiscal year 2020 as compared to the prior fiscal year, due to the incremental impact of $76.0 million in COVID-19 related non-productive workforce and other costs, which was most acute during the second and third quarters of fiscal year 2020, as we transitioned our workforce to work remotely.

Selling, General and Administrative Expenses

	Fiscal Years Ended November 30,
	2020	2019	Percent Change
	(in thousands)
Selling, general and administrative expenses	$2,017,502	$2,084,156	-3.2%
Percentage of revenue	8.18%	8.77%
Technology Solutions selling, general and administrative expenses	$672,516	$637,829	5.4%
Percentage of Technology Solutions revenue	3.37%	3.34%
Concentrix selling, general and administrative expenses	$1,352,764	$1,454,116	-7.0%
Percentage of Concentrix revenue	28.66%	30.89%
Inter-segment elimination	$(7,779)	$(7,789)

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

Selling, general and administrative expenses in our Technology Solutions segment increased in fiscal year 2020, compared to fiscal year 2019, primarily due to an increase in allowance for doubtful accounts and higher salaries and employee related expenses due to COVID-19. Incremental costs related to COVID-19 were approximately $33 million for fiscal year 2020. In addition, we incurred $7.4 million in transaction costs related to the Separation of Concentrix. These increases were partially offset by a $3.7 million decrease in amortization of intangible assets. Technology Solutions selling, general and administrative expenses as a percentage of revenue in fiscal year 2020, was consistent with the prior fiscal year.

Concentrix selling, general and administrative expenses decreased, in both absolute dollars and as a percentage of revenue, in fiscal year 2020, compared to the prior fiscal year, primarily due to lower facility and employee costs as a result of integration and

Table of Content

facility rationalization undertaken in fiscal year 2019 in connection with the acquisition of Convergys Corporation as well as the impact of reduction in variable operating expenses and discretionary spend due to COVID-19 related remote work. The decrease in the current fiscal year was also caused by an $18.9 million reduction in the amortization of intangible assets and a decrease in transaction-related and integration expenses by $33.0 million as compared to the prior year. These decreases were partially offset by incremental technology and health and safety costs of approximately $10.0 million due to COVID-19 related remote work.

Operating Income

	Fiscal Years Ended November 30,
	2020	2019	Percent Change
	(in thousands)
Operating income	$830,103	$813,761	2.0%
Operating margin	3.36%	3.43%
Technology Solutions operating income	$521,341	$519,429	0.4%
Technology Solutions operating margin	2.61%	2.72%
Concentrix operating income	$308,761	$294,332	4.9%
Concentrix operating margin	6.54%	6.25%

Operating income in our Technology Solutions segment increased during fiscal year 2020, compared to the prior year, primarily due to broad based growth, decreases in the amortization of intangible assets and transaction-related expenses. These increases were partially offset by the impact of COVID-19 related incremental costs associated with allowances for doubtful accounts and higher salary and employee related costs. Operating margin in our Technology Solutions segment decreased due to product mix.

Operating income and margin in our Concentrix segment increased during fiscal year 2020, compared to the prior year, primarily due to lower transaction-related and integration expenses and lower amortization of intangible assets partially offset by the impact of COVID-19 related incremental costs.

Interest Expense and Finance Charges, Net

	Fiscal Years Ended November 30,
	2020	2019	Percent Change
	(in thousands)
Interest expense and finance charges, net	$127,336	$166,421	-23.5%
Percentage of revenue	0.52%	0.70%

Amounts recorded in interest expense and finance charges, net, consist primarily of interest expense paid on our lines of credit and term loans, fees associated with third party accounts receivable flooring arrangements and the sale or pledge of accounts receivable through our securitization facilities, offset by income earned on our cash investments.

The decrease in our interest expense and finance charges, net, compared to the prior year, was due to due to lower interest expense as a result of reduction of approximately $700 million in our average borrowings during fiscal year 2020, as compared to the prior year, as well as a lower interest rate environment. $1.6 billion of our outstanding borrowings at November 30, 2020, representing substantially all of our borrowings post the Separation of Concentrix, have been economically converted to fixed-rate debt through interest rate swaps.

Other Income (Expense), Net

	Fiscal Years Ended November 30,
	2020	2019	Percent Change
	(in thousands)
Other income (expense), net	$1,276	$30,363	-96%
Percentage of revenue	0.01%	0.13%

Table of Content

Amounts recorded as other income (expense), net include foreign currency transaction gains and losses other than on cash flow hedges, investment gains and losses, non-service component of pension costs, debt extinguishment gains and losses and other non-operating gains and losses, such as settlements received from class actions lawsuits and realization of contingent assets.

Other income (expense), net decreased during the fiscal year ended November 30, 2020, compared to the prior year, primarily due to a gain of $19.0 million upon the settlement of contingent consideration related to our acquisition of Westcon-Comstor Americas in an earlier year and a gain of $11.1 million recorded upon realization of contingent sales-tax assets related to the Westcon-Comstor Americas acquisition recorded in fiscal year 2019. In addition, other income (expense), net in fiscal year 2020 decreased compared to the prior year due to the write-off of $2.2 million of deferred financing costs associated with the $1.2 billion partial prepayment of our term loans on November 30, 2020 in preparation of the Separation on December 1, 2020. These decreases were partially offset by a $3.5 million gain recorded in fiscal year 2020 upon reversal of certain tax indemnification provisions set up at the time of disposition of a subsidiary in a prior year.

Provision for Income Taxes

	Fiscal Years Ended November 30,
	2020	2019	Percent Change
	(in thousands)
Provision for income taxes	$174,882	$176,991	-1.2%
Percentage of income before income taxes	24.84%	26.05%

Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions.

Our income tax expense decreased during the fiscal year ended November 30, 2020, as compared to the prior year, due to the decrease in our effective tax rate. The effective tax rate for fiscal year 2020 was lower compared to the prior year, due to the benefit from the exercise of employee stock options and reversal of uncertain tax positions. The comparative decrease in the effective tax rate for fiscal year 2020 was partially offset by the favorable impact of a nontaxable contingent consideration gain recorded in the prior year period related to the fiscal year 2017 Westcon-Comstor Americas acquisition.

See Note 15 of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for further details.

Table of Content

Liquidity and Capital Resources

Cash Conversion Cycle

		Three Months Ended
		November 30, 2020	November 30, 2019
		(Amounts in thousands)
Days sales outstanding ("DSO")
Revenue (products and services)	(a)	$7,413,944	$6,581,293
Accounts receivable, including receivable from related parties	(b)	3,870,789	3,926,709
Days sales outstanding	(c) = (b)/((a)/the number of days during the period)	48	54

Days inventory outstanding ("DIO")
Cost of revenue (products and services)	(d)	$6,590,589	$5,786,754
Inventories	(e)	2,684,530	2,547,224
Days inventory outstanding	(f) = (e)/((d)/the number of days during the period)	37	40

Days payable outstanding ("DPO")
Cost of revenue (products and services)	(g)	$6,590,589	$5,786,754
Accounts payable, including payable to related parties	(h)	3,891,815	3,149,443
Days payable outstanding	(i) = (h)/((g)/the number of days during the period)	54	50

Cash conversion cycle ("CCC")	(j) = (c)+(f)-(i)	31	44

Technology Solutions
Days sales outstanding
Segment revenue	(a)	$6,118,836	$5,374,241
Accounts receivable, net	(b)	2,808,125	2,995,610
Days sales outstanding	(c) = (b)/((a)/the number of days during the period)	42	51

Days inventory outstanding
Segment cost of revenue	(d)	$5,752,179	$5,036,301
Inventories	(e)	2,684,076	2,546,115
Days inventory outstanding	(f) = (e)/((d)/the number of days during the period)	42	46

Days payable outstanding
Segment cost of revenue	(g)	$5,752,179	$5,036,301
Accounts payable	(h)	3,753,634	3,104,886
Days payable outstanding	(i) = (h)/((g)/the number of days during the period)	59	56

Cash conversion cycle	(j) = (c)+(f)-(i)	25	41

Cash Flows

Our Technology Solutions business is working capital intensive. Our working capital needs are primarily to finance accounts receivable and inventory. We rely heavily on term loans, accounts receivable arrangements, our securitization programs and our revolver programs for our working capital needs. We have financed our growth and cash needs to date primarily through cash

Table of Content

generated from operations and financing activities. As a general rule, when sales volumes are increasing, our net investment in working capital dollars typically increases, which generally results in decreased cash flow generated from operating activities. Conversely, when sales volume decreases, our net investment in working capital dollars typically decreases, which generally results in increases in cash flows generated from operating activities. We calculate CCC as days of the last fiscal quarter’s sales outstanding in accounts receivable plus days of supply on hand in inventory, less days of the last fiscal quarter’s direct cost outstanding in accounts payable. Our CCC was 31 days and 44 days at the end of fiscal years 2020 and 2019, respectively. CCC of our Technology Solutions segment was 25 days compared to 41 days at the end of fiscal years 2020 and 2019, respectively. The decrease in fiscal year 2020, compared to fiscal year 2019, was primarily due to efficient collections of accounts receivable and faster turnover of our inventories in our Technology Solutions segment. In addition, our DPO was favorably impacted by the timing of payments of accounts payable in both our Technology Solutions and Concentrix reportable segments.

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

Net cash provided by operating activities was $1.834 billion during fiscal year 2020, primarily due to net income of $529.2 million, adjustments for non-cash items of $393.7 million, decreases in accounts receivable of $12.7 million and receivables from vendors of $79.8 million, an increase in accounts payable of $685.0 million and a net change of $262.8 million in other operating assets and liabilities. These cash inflows were partially offset by an increase in inventories of $128.8 million. The decrease in accounts receivable and vendor receivables is primarily due to an improvement in our collections in our Technology Solutions segment. Notwithstanding the current economic uncertainties due to the impact of COVID-19, DSO in our Technology Solutions segment decreased by approximately 9 days from the end of fiscal year 2019. This decrease in accounts receivable was partially offset by longer collection cycles in our Concentrix segment largely due to the impact of COVID-19. The increase in accounts payable and cash inflow from changes in other operating assets and liabilities reflects primarily efficient working capital management in our Technology Solutions segment. Operating liabilities also increased as the payment date for a higher number of days of salary of certain of our associates in the Concentrix segment became due after year end, as compared to the prior fiscal year, favorably impacting our operating cash flows for the year. The increase in inventories was driven by growth in our larger projects and integration-based server solutions. The adjustments for non-cash items consist primarily of amortization and depreciation, provision for doubtful accounts, share-based compensation expense, unrealized foreign exchange losses, amortization of deferred financing costs and a deferred tax benefit. Excluding the impact of intercompany transactions, $1.346 billion of our cash provided by operating activities was generated in our Technology Solutions segment and $488.3 million was generated by our Concentrix segment.

Net cash provided by operating activities was $549.9 million during fiscal year 2019, primarily due to net income of $500.7 million, adjustments for non-cash items of $410.6 million, an increase in accounts payable of $98.4 million, and a net change in other operating assets and liabilities of $46.5 million. These cash inflows were partially offset by an increase in accounts receivable and receivables from vendors of $353.1 million and an increase in inventories of $153.1 million. The increase in accounts receivable, including receivables from vendors, inventories and accounts payable was driven by growth in our Technology Solutions segment. The adjustments for non-cash items consist primarily of amortization and depreciation, provision for doubtful accounts, stock-based compensation expense, a gain recorded upon the settlement of contingent consideration related to our Westcon-Comstor Americas acquisition in fiscal year 2017 and a deferred tax benefit. Excluding the impact of intercompany transactions, $93.1 million of our cash provided by operating activities was generated in our Technology Solutions segment and $456.8 million was generated by our Concentrix segment.

Net cash used in investing activities in fiscal year 2020 was $209.5 million, primarily due to capital expenditures of $198.0 million related to infrastructure investments to support growth in both of our business segments and $5.6 million of cash paid related to the settlement of employee stock-based awards assumed under the Convergys acquisition, being paid in accordance with the original vesting schedule.

Net cash used in investing activities in fiscal year 2019 was $146.8 million, primarily due to capital expenditures of $137.4 million, principally related to infrastructure investments to support the anticipated growth in our Concentrix segment and from $9.4 million of cash paid related to the settlement of employee stock-based awards assumed under the Convergys acquisition.

Table of Content

Net cash used in financing activities in fiscal year 2020 was $291.7 million, primarily due to net repayments of $262.6 million under our borrowing arrangements. Cash generated from our operations was used to pay down revolving lines of credit and scheduled quarterly repayments of our term loans. In addition, at November 30, 2020, in order to complete the Separation, our Concentrix subsidiary borrowed approximately $1.2 billion under credit facilities it had previously entered into and used substantially all of those funds to eliminate non-trade intercompany balances and other indebtedness owed by the Concentrix subsidiary to us. These funds were used by our parent company to pay down $1.2 billion in a partial repayment of its outstanding term loans. Accordingly, Concentrix’ borrowings and our term loan repayments had no impact on our net debt at November 30, 2020. Upon completion of the Separation on December 1, 2020, the approximately $1.2 billion borrowed by the Concentrix subsidiary is now debt of the independent Concentrix company. Consequently, our borrowings are lower by that amount post Separation. In addition, we returned cash to stockholders in the form of dividends of $20.8 million and $3.4 million of repurchases of our common stock during the year, prior to suspension of our dividends program and share repurchases due to the COVID-19 related economic uncertainties in March 2020. Effective January 2021, our board of directors has reinstated our quarterly dividends.

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

We believe our current cash balances and credit availability are sufficient to support the operating activities for at least the next twelve months.

Capital Resources

Our cash and cash equivalents totaled $1.565 billion and $225.5 million as of November 30, 2020 and 2019, respectively. Of our total cash and cash equivalents, the cash held by our international subsidiaries was $570.8 million and $219.7 million as of November 30, 2020 and 2019, respectively. Our cash and cash equivalents held by international subsidiaries are no longer subject to U.S. federal tax on repatriation into the United States. Repatriation of some foreign balances is restricted by local laws. Historically, we have fully utilized and reinvested all foreign cash to fund our foreign operations and expansion. If in the future our intentions change, and we repatriate the cash back to the United States, we will report in our consolidated financial statements the impact of state and withholding taxes depending upon the planned timing and manner of such repatriation. Presently, we believe we have sufficient resources, cash flow and liquidity within the United States to fund current and expected future working capital, investment and other general corporate funding requirements, including the impact of the separation of our Concentrix segment.

We believe that our available cash and cash equivalents balances, the cash flows expected to be generated from operations and our existing sources of liquidity, will be sufficient to satisfy our current and planned working capital and investment needs, including the impact of the separation of our Concentrix segment, for the next twelve months in all geographies. We also believe that our longer-term working capital, planned capital expenditures, anticipated stock repurchases, dividend payments and other general corporate funding requirements will be satisfied through cash flows from operations and, to the extent necessary, from our borrowing facilities and future financial market activities.

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

On-Balance Sheet Arrangements

In the United States, we have an accounts receivable securitization program to provide additional capital for our operations (the “U.S. AR Arrangement”). Under the terms of the U.S. AR Arrangement, which has a maturity date of May 2022, our subsidiary, which is the borrower under this facility, can borrow up to a maximum of $650.0 million based upon eligible trade accounts receivable. The effective borrowing cost under the U.S. AR Arrangement is a blended rate based upon the composition of the lenders that included prevailing dealer commercial paper rates and a rate based upon London Interbank Offered Rate (“LIBOR”). In addition, a program fee is payable on the used portion of the lenders’ commitment at 1.25% per annum in the case of lender groups who fund their advances based on prevailing commercial paper rates and 1.30% per annum in the case of lender groups who fund their advances based on LIBOR (subject to a 0.50% per annum floor). The facility fee payable on the adjusted commitment of the lenders accrues at different tiers ranging between 0.35% per annum and 0.45% per annum depending on the amount of outstanding advances from time to time. In addition, the U.S. AR Arrangement includes an accordion feature to allow requests for an increase in the lenders' commitment by an additional $150.0 million.

Under the terms of the U.S. AR Arrangement, we and two of our U.S. subsidiaries sell, on a revolving basis, our receivables to a wholly-owned bankruptcy-remote subsidiary. The borrowings are funded by pledging all of the rights, title and interest in the

Table of Content

receivables acquired by our bankruptcy-remote subsidiary as security. Any amounts received under the U.S. AR Arrangement are recorded as debt on our Consolidated Balance Sheets. As of November 30, 2020, there were no borrowings outstanding under this facility. As of November 30, 2019, $108.0 million was outstanding under the U.S. AR Arrangement.

In Canada, we have an accounts receivable securitization program with a bank to provide additional capital for operations. Under the terms of this program, as renewed in March 2020, SYNNEX Canada Limited (“SYNNEX Canada”) can borrow up to CAD100.0 million, or $76.9 million, in exchange for the transfer of eligible trade accounts receivable, on an ongoing revolving basis through May 2023. The program includes an accordion feature that allows us to request an increase in the bank's commitment by an additional CAD50.0 million, or $38.4 million. Any amounts received under this arrangement are recorded as debt on our Consolidated Balance Sheets and are secured by pledging all of the rights, title and interest in the receivables, to the bank. The effective borrowing cost is based on the weighted-average of the Canadian Dollar Offered Rate plus a margin of 1.00% per annum and the prevailing lender commercial paper rates. In addition, SYNNEX Canada is obligated to pay a program fee of 0.75% per annum based on the used portion of the commitment. SYNNEX Canada pays a fee of 0.40% per annum for any unused portion of the commitment up to CAD60.0 million, or $46.1 million, and when the unused portion exceeds CAD60.0 million, or $46.1 million, a fee of 0.55% on the first CAD25.0 million, or $19.2 million, of the unused portion and a fee of 0.55% per annum on the remaining unused commitment. As of both November 30, 2020 and 2019, there was no outstanding balance under this arrangement.

SYNNEX Japan has a credit agreement with a group of banks for a maximum commitment of JPY15.0 billion or $143.8 million. The credit agreement is comprised of a JPY7.0 billion, or $67.1 million, term loan and a JPY8.0 billion, or $76.7 million, revolving credit facility and expires in November 2021. The interest rate for the term loan and revolving credit facility is based on the Tokyo Interbank Offered Rate, plus a margin, which is based on our consolidated leverage ratio, and currently equals 0.70% per annum. The unused line fee on the revolving credit facility is currently 0.10% per annum based on our consolidated current leverage ratio. The term loan can be repaid at any time prior to the expiration date without penalty. We have guaranteed the obligations of SYNNEX Japan under this facility. As of November 30, 2020 and 2019, the balance outstanding under the term loan component of this facility was $67.1 million and $63.9 million, respectively. Balance outstanding under the revolving credit facility was $31.6 million and $5.9 million as of November 30, 2020 and 2019, respectively.

In the United States, we have a senior secured credit agreement (as amended, the U.S. Credit Agreement) with a group of financial institutions. The U.S. Credit Agreement includes a $600.0 million commitment for a revolving credit facility and a term loan in the original principal amount of $1.2 billion. We can request incremental commitments to increase the principal amount of the revolving line of credit or term loan by $500.0 million, plus an additional amount which is dependent upon our pro forma first lien leverage ratio, as calculated under the U.S. Credit Agreement. The U.S. Credit Agreement matures in September 2022. The term loan can be repaid at any time prior to the maturity date without penalty. On November 30, 2020, we partially repaid the term loan with a portion of the funds drawn from the Concentrix borrowing arrangements in the United States described below. The remaining outstanding principal of the term loan is payable on maturity. Interest on borrowings under the U.S. Credit Agreement can be based on LIBOR or a base rate at our option, plus a margin. The margin for LIBOR loans ranges from 1.25% to 2.00% and the margin for base rate loans ranges from 0.25% to 1.00%, provided that LIBOR shall not be less than zero. The base rate is a variable rate which is the highest of (a) the Federal Funds Rate, plus a margin of 0.50%, (b) the rate of interest announced, from time to time, by the agent, Bank of America, N.A., as its “prime rate,” and (c) the Eurodollar Rate, plus 1.00%. The unused revolving credit facility commitment fee ranges from 0.175% to 0.30% per annum. The margins above the applicable interest rates and the revolving commitment fee for revolving loans are based on our consolidated leverage ratio, as calculated under the U.S. Credit Agreement. Our obligations under the U.S. Credit Agreement are secured by substantially all of the parent company’s and its United States domestic subsidiaries’ assets on a pari passu basis with the interests of the lenders under the U.S. Term Loan Credit Agreement (defined below) pursuant to an intercreditor agreement and are guaranteed by certain of our United States domestic subsidiaries. As of November 30, 2020 and 2019, the balance outstanding under the term loan component of the U.S. Credit Agreement was $0.5 billion and $1.1 billion, respectively. There were no borrowings outstanding under the revolving line of credit under the U.S. Credit Agreement as of November 30, 2020. As of November 30, 2019, the balance outstanding under the revolving line of credit component of the U.S. Credit Agreement was $25.8 million.

We have a secured term loan credit agreement (the “U.S. Term Loan Credit Agreement”) with a group of financial institutions, in the original principal amount of $1.8 billion. The U.S. Term Loan Credit Agreement matures in October 2023. The term loan can be repaid at any time prior to the maturity date without penalty. On November 30, 2020, we partially repaid the term loan with a portion of the funds drawn from the Concentrix borrowing arrangements in the United States described below. Interest on borrowings under the U.S. Term Loan Credit Agreement can be based on LIBOR or a base rate at our option, plus a margin. The margin for LIBOR loans ranges from 1.25% to 1.75% and the margin for base rate loan ranges from 0.25% to 0.75%, provided that LIBOR shall not be less than zero. The base rate is a variable rate which is the highest of (a) 0.5% plus the greater of (x) the Federal Funds Rate in effect on such day and (y) the overnight bank funding rate in effect on such day, (b) the Eurodollar Rate plus 1.0% per annum, and (c) the rate of interest last quoted by The Wall Street Journal as the “Prime Rate” in the U.S. During the period in which the term loans were available to be drawn, we paid term loan commitment fees. The margins above our applicable interest rates are, and the term loan commitment fee were, based on our consolidated leverage ratio as calculated under the U.S. Term Loan Credit Agreement. Our obligations under the U.S. Term Loan Credit Agreement are secured by substantially all of the parent company and certain of its domestic subsidiaries’ assets on a pari passu basis with the interests of the lenders under the existing U.S. Credit Agreement pursuant

Table of Content

to an intercreditor agreement, and are guaranteed by certain of our domestic subsidiaries. As of November 30, 2020 and 2019, the balance outstanding under the U.S. Term Loan Credit Agreement was $1.0 billion and $1.7 billion, respectively.

SYNNEX Canada has an uncommitted revolving line of credit with a bank under which it can borrow up to CAD50.0 million, or $38.4 million. Borrowings under the facility are secured by eligible inventory and bear interest at a base rate plus a margin ranging from 0.50% to 2.25% depending on the base rate used. The base rate could be a Banker's Acceptance Rate, a Canadian Prime Rate, LIBOR or U.S. Base Rate. As of both November 30, 2020 and 2019, there were no borrowings outstanding under this credit facility.

Other borrowings and term debt include lines of credit with financial institutions at certain locations outside the United States, factoring of accounts receivable with recourse provisions, capital leases, a building mortgage and book overdrafts. As of November 30, 2020, commitments for these revolving credit facilities aggregated $84.6 million. Interest rates and other terms of borrowing under these lines of credit vary by country, depending on local market conditions. Borrowings under these facilities are guaranteed by us or secured by eligible accounts receivable. As of November 30, 2020 and 2019, the balances outstanding under these revolving credit facilities were $25.8 million and $6.0 million, respectively.

As of November 30, 2020, Concentrix and its subsidiaries had borrowing arrangements with financial institutions credit facility that includes a revolving loan commitment of up to $600.0 million and a fully drawn term loan of $900.0 million, an accounts receivable securitization facility to borrow up to $350.0 million in the United States and revolving credit facilities aggregating $22.0 million with a financial institution in India. Subsequent to November 30, 2020, upon completion of the Separation, these facilities are no longer part of our borrowing arrangements. Refer to Note 9 of Item 8 of this Report for further details about Concentrix’ borrowings arrangements.

The maximum commitment amounts for local currency credit facilities have been translated into United States Dollars at November 30, 2020 exchange rates.

Off-Balance Sheet Arrangements

We have financing programs in the United States and Japan under which trade accounts receivable of certain customers may be sold to financial institutions. Available capacity under these programs is dependent upon the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At November 30, 2020 and 2019, we had a total of $22.5 million and $35.3 million, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs.

Covenant Compliance

Our credit facilities have a number of covenants and restrictions that, among other things, require us to maintain specified financial ratios and satisfy certain financial condition tests. They also limit our ability to incur additional debt, make intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase our stock, create liens, cancel debt owed to us, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. As of November 30, 2020, we were in compliance with all material covenants for the above arrangements.

Contractual Obligations

Our contractual obligations consist of future payments due under our loans, payments for our operating lease arrangements and repatriation tax under the Tax Cuts and Jobs Act of 2017 (“TCJA”), which are already recorded on our Consolidated Balance Sheet. In addition, our contractual obligations include interest on our debt and guarantees. The following table summarizes our contractual obligations at November 30, 2020:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years
	(in thousands)
Contractual Obligations:
Principal debt payments under SYNNEX borrowing arrangements	$1,625,049	$124,964	$1,500,085	$—	$—
Principal debt payments under Concentrix borrowing arrangements	1,150,000	33,750	340,000	776,250	—
Principal debt payments - Consolidated	2,775,049	158,714	1,840,085	776,250	—
Interest on debt	168,237	67,784	100,453	—	—
Repatriation tax under the TCJA	40,461	—	2,475	37,987	—
Non-cancellable operating leases	694,703	216,224	299,579	138,972	39,928
Total	$3,678,450	$442,722	$2,242,592	$953,209	$39,928

Table of Content

Principal debt payments assumes the repayment of our revolving lines of credit within a year. Upon completion of Separation, the Concentrix borrowing arrangements are no longer part of our contractual obligations. Interest on debt, in the table above, includes estimated interest on our term loans and revolving credit facilities at rates of interest applicable at the end of our fiscal year, but excludes interest on outstanding balances under the Concentrix borrowing arrangements.

We are contingently liable under agreements, without expiration dates, to repurchase repossessed inventory acquired by flooring companies as a result of default on floor plan financing arrangements by our customers. There have been no repurchases through November 30, 2020 under these agreements and we are not aware of any pending customer defaults or repossession obligations. As we do not have access to information regarding the amount of inventory purchased from us still on hand with the customer at any point in time, our repurchase obligations relating to inventory cannot be reasonably estimated. As of November 30, 2020 and 2019, accounts receivable subject to flooring arrangements were $49.5 million and $69.6 million, respectively. For more information on our third-party revolving short-term financing arrangements, see Note 8 -- Accounts Receivable Arrangements to the Consolidated Financial Statements included in Part II, Item 8 of this Report.

As of November 30, 2020, we have established a reserve of $60.4 million for unrecognized tax benefits.

As we are unable to reasonably predict the timing of settlement of these guarantees and the reserve for unrecognized tax benefits, the table above excludes such liabilities.

Related Party Transactions

We have a business relationship with MiTAC Holdings, a publicly-traded company in Taiwan, which began in 1992 when MiTAC Holdings became our primary investor through its affiliates. As of both November 30, 2020 and 2019, MiTAC Holdings and its affiliates beneficially owned approximately 18% of our outstanding common stock. Mr. Matthew Miau, the Chairman Emeritus of our Board of Directors and a director, is the Chairman of MiTAC Holdings’ and a director or officer of MiTAC Holdings’ affiliates.

The shares owned by MiTAC Holdings are held by the following entities:

As of November 30, 2020
(shares in thousands)
MiTAC Holdings(1)	5,300
Synnex Technology International Corp.(2)	3,860
Total	9,160

(1)

Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC Holdings. Excludes 190 shares held directly by Mr. Miau, 217 thousand shares indirectly held by Mr. Miau through a charitable remainder trust, and 190 shares held by his spouse.

(2)

Synnex Technology International Corp. (“Synnex Technology International”) is a separate entity from us and is a publicly-traded corporation in Taiwan. Shares are held via Peer Development Ltd., a wholly-owned subsidiary of Synnex Technology International. MiTAC Holdings owns a noncontrolling interest of 8.7% in MiTAC Incorporated, a privately-held Taiwanese company, which in turn holds a noncontrolling interest of 15.2% in Synnex Technology International. Neither MiTAC Holdings nor Mr. Miau is affiliated with any person(s), entity, or entities that hold a majority interest in MiTAC Incorporated.

MiTAC Holdings generally has influence over us regarding matters submitted to stockholders for consideration, including any merger or acquisition of ours. Among other things, this could have the effect of delaying, deterring or preventing a change of control over us.

We purchased inventories and services from MiTAC Holdings and its affiliates totaling $211.9 million and $173.4 million during fiscal years 2020 and 2019, respectively. Our sales to MiTAC Holdings and its affiliates during fiscal years 2020 and 2019 totaled $1.1 million and $0.8 million, respectively. In addition, we made payments of $0.1 million and $41 thousand to MiTAC Holdings and its affiliates for reimbursement of rent and overhead costs for facilities used by us during fiscal year ended November 30, 2020 and 2019, respectively.

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

Table of Content

Recently Issued Accounting Pronouncements

For a summary of recent accounting pronouncements and the anticipated effects on our consolidated financial statements see Note 2 -- Summary of Significant Accounting Policies to the Consolidated Financial Statements, which can be found under Item 8 of this Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

We are exposed to foreign currency risk in the ordinary course of business. We manage cash flow exposures for our major countries and the foreign currency impact of assets and liabilities denominated in non-functional currencies using a combination of forward contracts. Principal currencies hedged are the Philippine Peso, Indian Rupee, Euro, Canadian Dollar, Japanese Yen, British Pound and Chinese Yuan. We do not hold or issue derivative financial instruments for trading purposes.

The following table presents the hypothetical changes in fair values of our outstanding foreign currency derivative instruments as of November 30, 2020 and 2019, arising from an instantaneous strengthening or weakening of the U.S. dollar by 5%, 10% and 15% (in thousands).

	Loss on Derivative Instruments Given a Weakening of U.S. dollar by X Percent			Gain (Loss) Assuming No Change in Exchange Rate	Gain on Derivative Instruments Given a Strengthening of U.S. dollar by X Percent
	15%	10%	5%		5%	10%	15%
Forward contracts at November 30, 2020	$262,969	$187,375	$119,730	$58,842	$3,747	$(46,345)	$(90,519)
Forward contracts at November 30, 2019	$231,880	$156,971	$89,117	$27,256	$(29,477)	$(81,785)	$(129,773)

We applied hedge accounting to our long-term forward contracts which would reduce the variability of cash flows denominated in foreign currencies. We served many of our clients in our Concentrix segment using service delivery centers in other geographies. As a result, the contracts with these clients are typically priced in one currency, while a substantial portion of the costs incurred to deliver services under these contracts are denominated in the local currency of the country where services are provided, which represents a foreign exchange exposure. The change in the value of these forward contracts would be expected to offset a corresponding foreign currency change in forecasted hedged revenues or cost when recognized. All of the long-term forward contracts were related to the Concentrix segment and upon completion of the Separation no longer represent a risk to us.

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

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to our outstanding debt obligations which have floated relative to major interest rate benchmarks in the United States, Canada and Japan. We are most sensitive to fluctuations in U.S. interest rates, changes which affect the costs associated with hedging and interest paid on our debt.

To manage interest rate risk on the U.S. dollar-denominated floating-rate debt, we have entered into interest rate swaps with aggregate notional amounts of $1.6 billion and $2.0 billion as of November 30, 2020 and 2019 respectively, which effectively converted a portion of the floating rate debt to a fixed interest rate. Substantially, all of our interest rate swaps are accounted as cash flow hedges. A 15% variation in our interest rates would not have a material impact on the fair value of our swaps.

Table of Content

The following tables present hypothetical interest expense related to our outstanding borrowings with variable interest rates (after considering the impact of the above mentioned swaps) for the years ended November 30, 2020 and 2019, arising from hypothetical parallel shifts in the respective countries’ yield curves, of plus or minus 5%, 10% and 15% (in thousands).

	Interest Expense Given an Interest Rate Decrease by X Percent			Actual Interest Expense Assuming No Change in Interest Rate	Interest Expense Given an Interest Rate Increase by X Percent
	15%	10%	5%		5%	10%	15%
SYNNEX US	$112,255	$112,716	$113,177	$113,638	$114,099	$114,560	$115,021
SYNNEX Canada	812	816	819	823	826	830	834
SYNNEX Japan	1,718	1,721	1,724	1,727	1,730	1,733	1,736
Total for the year ended November 30, 2020	$114,785	$115,253	$115,720	$116,188	$116,655	$117,123	$117,591

	Interest Expense Given an Interest Rate Decrease by X Percent			Actual Interest Expense Assuming No Change in Interest Rate	Interest Expense Given an Interest Rate Increase by X Percent
	15%	10%	5%		5%	10%	15%
SYNNEX US	$145,869	$149,180	$152,490	$155,801	$159,111	$162,422	$165,732
SYNNEX Canada	686	690	695	699	703	708	712
SYNNEX Japan	1,125	1,130	1,135	1,141	1,146	1,152	1,157
Total for the year ended November 30, 2019	$147,680	$151,000	$154,320	$157,641	$160,960	$164,282	$167,601

Equity Price Risk

The equity price risk associated with our marketable equity securities as of November 30, 2020 and 2019 is not material in relation to our consolidated financial position, results of operations or cash flows. Marketable equity securities include shares of common stock and are recorded at fair market value based on quoted market prices. Gains and losses on marketable equity securities are included in earnings.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management concludes that, as of November 30, 2020, our internal control over financial reporting was effective at the reasonable assurance level based on those criteria.
The effectiveness of our internal control over financial reporting as of November 30, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears on page 46 of this Report.

Table of Content

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

SYNNEX Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of SYNNEX Corporation and subsidiaries (the Company) as of November 30, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended November 30, 2020, and the related notes and financial statement Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of November 30, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended November 30, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases as of December 1, 2019 due to the adoption of Financial Accounting Standards Board’s Accounting Standards Codification Topic 842, Leases.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Sufficiency of audit evidence over revenue

As discussed in Note 11 to the consolidated financial statements, and presented in the consolidated statements of operations, the Company reported revenue of $24,675,563 thousand for the fiscal year ended November 30, 2020.

We identified the evaluation of the sufficiency of audit evidence over revenue as a critical audit matter. The geographical dispersion of distribution and administrative facilities and employees providing revenue generating services required especially subjective auditor judgment in determining the nature and extent of procedures to perform and in evaluating those procedures.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over revenue, including the determination of the locations at which those procedures were to be performed. At each location selected, we performed the following procedures. We evaluated the design and tested the operating effectiveness of certain internal controls related to the recognition of revenue. We tested samples of revenue transactions during the year by comparing the amounts recognized by the Company to relevant underlying documentation such as contracts, shipping documents, or other third-party evidence. We investigated a selection of journal entries that were made by the Company to adjust revenue. We evaluated the sufficiency of the audit evidence obtained over revenue by assessing the results of the procedures performed, including the appropriateness of the determination of locations to perform procedures.

Separation of Concentrix Corporation in a tax-free transaction

As discussed in Note 1 and Note 17 to the consolidated financial statements, the separation of Concentrix Corporation, a wholly-owned subsidiary of the Company, into a separately publicly-traded company was completed in a tax-free transaction on December 1, 2020. The Company received a favorable opinion from a third-party with respect to the tax-free nature of the transaction for federal income tax purposes.

We identified the evaluation of the tax-free status relating to the separation of Concentrix Corporation as a critical audit matter. Complex auditor judgment, including the involvement of tax professionals with specialized skills and knowledge, was required to evaluate the Company’s interpretation and application of tax law.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the determination of the tax-free status of the transaction. This included controls related to the Company’s interpretation and application of relevant tax law and determination of tax-free status. We involved tax professionals with specialized skills and knowledge who assisted in reading the favorable opinion and basis of conclusions received by the Company from a third-party and performing an evaluation of the tax treatment of the transaction to assess the Company’s interpretation and application of relevant tax law.

/s/ KPMG LLP

We have served as the Company’s auditor since 2012.

Santa Clara, California

January 28, 2021

Table of Content

SYNNEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(currency and share amounts in thousands, except par value)

	November 30, 2020	November 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,564,672	$225,529
Accounts receivable, net	3,870,789	3,926,709
Receivables from vendors, net	286,327	368,505
Inventories	2,684,530	2,547,224
Other current assets	362,808	385,024
Total current assets	8,769,127	7,452,992
Property and equipment, net	609,294	569,899
Goodwill	2,259,935	2,254,402
Intangible assets, net	985,006	1,162,212
Deferred tax assets	87,059	97,539
Other assets, net	758,169	160,917
Total assets	$13,468,590	$11,697,960

LIABILITIES AND EQUITY
Current liabilities:
Borrowings, current	$158,715	$298,969
Accounts payable	3,891,815	3,149,443
Accrued compensation and benefits	522,790	402,771
Other accrued liabilities	989,684	723,716
Income taxes payable	67,088	32,223
Total current liabilities	5,630,092	4,607,122
Long-term borrowings	2,608,061	2,718,267
Other long-term liabilities	732,182	361,911
Deferred tax liabilities	159,396	222,210
Total liabilities	9,129,731	7,909,510
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 53,671 and 53,154 shares issued as of November 30, 2020 and 2019, respectively	54	53
Additional paid-in capital	1,591,536	1,545,421
Treasury stock, 2,538 and 2,399 shares as of November 30, 2020 and 2019, respectively	(191,216)	(172,627)
Accumulated other comprehensive income (loss)	(194,571)	(209,077)
Retained earnings	3,133,058	2,624,680
Total stockholders' equity	4,338,860	3,788,450
Total liabilities and equity	$13,468,590	$11,697,960

(Amounts may not add due to rounding)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Content

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(currency and share amounts in thousands, except per share amounts)

	Fiscal Years Ended November 30,
	2020	2019	2018
Revenue:
Products	$19,976,885	$19,069,966	$17,323,078
Services	4,698,678	4,687,327	2,444,867
Total revenue	24,675,563	23,757,293	19,767,945
Cost of revenue:
Products	(18,783,042)	(17,912,711)	(16,326,576)
Services	(3,044,916)	(2,946,664)	(1,514,470)
Gross profit	2,847,604	2,897,917	1,926,899
Selling, general and administrative expenses	(2,017,502)	(2,084,156)	(1,376,664)
Operating income	830,103	813,761	550,236
Interest expense and finance charges, net	(127,336)	(166,421)	(84,675)
Other income (expense), net	1,276	30,363	(8,984)
Income before income taxes	704,042	677,703	456,577
Provision for income taxes	(174,882)	(176,991)	(156,596)
Net income	$529,160	$500,712	$299,981
Earnings per common share:
Basic	$10.28	$9.79	$7.21
Diluted	$10.21	$9.74	$7.17
Weighted-average common shares outstanding:
Basic	50,900	50,669	41,215
Diluted	51,237	50,936	41,451

(Amounts may not add due to rounding)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Content

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(currency in thousands)

	Fiscal Years Ended November 30,
	2020	2019	2018
Net income	$529,160	$500,712	$299,981
Other comprehensive income (loss):
Change in unrealized losses of defined benefit plans, net of taxes of $3,749, $5,909 and $0 for fiscal years ended November 30, 2020, 2019 and 2018, respectively.	(8,500)	(27,312)	(2,989)
Reclassification of net (gains) losses to net income, net of tax of $0 for fiscal years ended November 30, 2020, 2019 and 2018.	(300)	1,791	2,039
Total change in unrealized losses of defined benefit plans, net of taxes	(8,800)	(25,521)	(950)
Unrealized gains (losses) on cash flow hedges during the period, net of taxes of $3,981, $15,083 and $(6,532) for fiscal years ended November 30, 2020, 2019 and 2018, respectively.	(16,405)	(52,714)	19,638
Reclassification of net (gains) losses on cash flow hedges to net income, net of tax expense (benefit) of ($880), $3,792 and $1,150 for fiscal years ended November 30, 2020, 2019 and 2018, respectively.	3,190	(11,138)	(3,104)
Total change in unrealized gains (losses) on cash flow hedges, net of taxes	(13,215)	(63,852)	16,534
Foreign currency translation adjustments, net of taxes of $603, $1,767 and $274 for fiscal years ended November 30, 2020, 2019 and 2018, respectively	36,521	8,539	(79,953)
Other comprehensive income (loss)	14,506	(80,834)	(64,369)
Comprehensive income	$543,666	$419,878	$235,612

(Amounts may not add due to rounding)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Content

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(currency and share amounts in thousands)

	Common stock		Additional paid-in	Treasury stock		Accumulated other comprehensive	Retained
	Shares	Amount	capital	Shares	Amount	income (loss)	earnings	Total stockholders' equity
Balances, November 30, 2017	41,092	$41	$467,948	1,419	$(77,133)	$(61,919)	$1,958,361	$2,287,298
Share-based compensation	—	—	22,678	—	—	—	—	22,678
Issuance of common stock on exercise of options, for employee stock purchase plan and vesting of restricted stock, net of shares withheld for employee taxes	258	—	4,924	68	(6,413)	—	—	(1,489)
Repurchases of common stock	—	—	—	680	(65,987)	—	—	(65,987)
Cash dividends declared	—	—	—	—	—	—	(59,720)	(59,720)
Common stock issued for the acquisition of Convergys, net of stock issuance costs	11,511	12	1,016,652	—	—	—	—	1,016,664
Other comprehensive income (loss)	—	—	—	—	—	(64,369)	—	(64,369)
Net income	—	—	—	—	—	—	299,981	299,981
Balances, November 30, 2018	52,861	53	1,512,201	2,167	(149,533)	(126,288)	2,198,621	3,435,054
Share-based compensation	—	—	27,959	—	—	—	—	27,959
Issuance of common stock on exercise of options, for employee stock purchase plan and vesting of restricted stock, net of shares withheld for employee taxes	293	—	5,367	72	(7,911)	—	—	(2,544)
Repurchases of common stock	—	—	—	160	(15,184)	—	—	(15,184)
Cash dividends declared	—	—	—	—	—	—	(76,607)	(76,607)
Other comprehensive income (loss)	—	—	—	—	—	(80,834)	—	(80,834)
Cumulative effect of changes in accounting principles	—	—	—	—	—	(1,955)	1,955	—
Stock issuance costs (related to the Convergys acquisition in fiscal year 2018)	—	—	(107)	—	—	—	—	(107)
Net income	—	—	—	—	—	—	500,712	500,712
Balances, November 30, 2019	53,154	53	1,545,421	2,399	(172,627)	(209,077)	2,624,680	3,788,450
Share-based compensation	—	—	33,202	—	—	—	—	33,202
Issuance of common stock on exercise of options, for employee stock purchase plan and vesting of restricted stock, net of shares withheld for employee taxes	517	1	12,913	104	(15,184)	—	—	(2,270)
Repurchases of common stock	—	—	—	35	(3,405)	—	—	(3,405)
Cash dividends declared	—	—	—	—	—	—	(20,782)	(20,782)
Other comprehensive income (loss)	—	—	—	—	—	14,506	—	14,506
Net income	—	—	—	—	—	—	529,160	529,160
Balances, November 30, 2020	53,671	$54	$1,591,536	2,538	$(191,216)	$(194,571)	$3,133,058	$4,338,860

(Amounts may not add due to rounding)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Content

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(currency in thousands)

	Fiscal Years Ended November 30,
	2020	2019	2018
Cash flows from operating activities:
Net income	$529,160	$500,712	$299,981
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	341,637	372,108	225,287
Share-based compensation	33,202	27,959	22,678
Provision for doubtful accounts	49,281	34,911	7,246
Deferred income taxes	(48,992)	(18,189)	(47,072)
Contingent consideration	—	(19,034)	—
Unrealized foreign exchange (gains) losses	6,406	1,521	8,867
Convertible debt conversion option fair value and extinguishment (gains) losses	—	1,559	(9,996)
Other	12,158	9,719	(2,310)
Changes in operating assets and liabilities, net of acquisition of businesses:
Accounts receivable, net	12,691	(326,681)	(451,188)
Receivables from vendors, net	79,842	(26,389)	(63,831)
Inventories	(128,786)	(153,134)	(366,392)
Accounts payable	685,014	98,392	381,970
Other operating assets and liabilities	262,753	46,465	95,466
Net cash provided by operating activities	1,834,366	549,919	100,706
Cash flows from investing activities:
Proceeds from maturity of held-to-maturity investments	—	—	5,680
Proceeds from sale of trading investments	—	—	12,893
Purchases of property and equipment	(197,965)	(137,423)	(125,305)
Acquisition of businesses (primarily Convergys), net of cash acquired	(5,560)	(9,427)	(1,069,946)
Other	(5,970)	13	(2,914)
Net cash used in investing activities	(209,495)	(146,837)	(1,179,592)
Cash flows from financing activities:
Proceeds from borrowings, net of debt discount and issuance costs ($8,521, $22 and $9,187 in fiscal years ended November 30, 2020, 2019 and 2018, respectively)	5,148,636	7,503,576	10,060,449
Repayments of borrowings	(5,411,247)	(8,024,961)	(8,930,165)
Dividends paid	(20,782)	(76,607)	(59,720)
Increase (decrease) in book overdraft	(2,627)	(1,908)	(1,028)
Repurchases of common stock	(3,405)	(15,184)	(65,987)
Proceeds from issuance of common stock	12,913	5,367	4,924
Repurchases of common stock for tax withholdings on equity awards	(15,184)	(7,911)	(6,413)
Settlement of contingent consideration	—	(13,966)	—
Other	—	(107)	(914)
Net cash provided by (used in) financing activities	(291,696)	(631,701)	1,001,146
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4,545	(2,265)	(16,969)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,337,721	(230,884)	(94,709)
Cash, cash equivalents and restricted cash at beginning of year	231,149	462,033	556,742
Cash, cash equivalents and restricted cash at end of year	$1,568,870	$231,149	$462,033
Supplemental disclosures of cash flow information:
Interest paid on borrowings	$120,896	$156,261	$88,645
Income taxes paid	$179,707	$236,493	$144,705
Supplemental disclosure of non-cash investing activities:
Fair value of common stock issued for acquisition of Convergys business	$—	$—	$1,017,329
Accrued costs for property and equipment purchases	$9,651	$10,117	$4,186

(Amounts may not add due to rounding)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Table of Content

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(currency and share amounts in thousands, except per share amounts)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION:

SYNNEX Corporation (together with its subsidiaries, herein referred to as “SYNNEX” or the “Company”) is a leading provider of a comprehensive range of distribution, systems design and integration solutions for the technology industry, headquartered in Fremont, California and has operations in North and South America, Asia-Pacific, Europe and Africa.

On December 1, 2020, the Company completed the previously announced separation of its customer experience services business (the “Separation”), in a tax-free transaction for federal income tax purposes, which was accomplished by the distribution of one hundred per cent of the outstanding common stock of Concentrix Corporation (“Concentrix”) to SYNNEX stockholders as of the close of business on November 17, 2020, the record date for the distribution. SYNNEX stockholders received one share of Concentrix common stock for every share of SYNNEX common stock held at the close of business on the record date. The Company distributed 51,602 shares of Concentrix common stock to its stockholders. Concentrix is now an independent public company trading under the symbol “CNXC” on the Nasdaq Stock Market. After the Separation, SYNNEX does not beneficially own any shares of Concentrix’ common stock. The historical results of operations and the financial position of Concentrix are included in the consolidated financial statements of SYNNEX for each of the fiscal years included in this report and will be reported as discontinued operations beginning in the first quarter of fiscal year 2021. Beginning December 1, 2020, the Company will no longer be consolidating Concentrix within its financial results or reflect the financial results of Concentrix within its continuing results of operations.

In connection with the Separation, the Company and Concentrix have entered into a separation and distribution agreement as well as various other agreements that provide a framework for the relationships between the parties going forward, including among others an employee matters agreement, a tax matters agreement, and a commercial agreement, pursuant to which Concentrix will continue to provide services to SYNNEX following the Separation.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. The Company evaluates these estimates on a regular basis and bases them on historical experience and on various assumptions that the Company believes are reasonable. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and work force participation and created volatility and disruption of financial markets, the impact of which was most acute during the second quarter of fiscal year 2020. As of November 30, 2020, due to the ongoing impact of the COVID-19 pandemic on the Company’s business, many of the estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, these estimates may change in future periods. Actual results could differ from the estimates.

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

Table of Content

Segment reporting

Operating segments are based on components of the Company that engage in business activity that earn revenue and incur expenses and (a) whose operating results are regularly reviewed by the Company’s chief operating decision maker to make decisions about resource allocation and performance and (b) for which discrete financial information is available. The Company has two reportable segments: Technology Solutions and Concentrix. The Technology Solutions segment represents an aggregation of the Technology Solutions United States, Canada, Japan and Latin America operating segments.

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

The Concentrix segment offers a range of technology-infused global business outsourcing services focused on customer experience, process optimization and front and back-office automation to clients in five industry verticals. The portfolio of services offered comprises end-to-end process outsourcing services that are delivered through omni-channels including both voice and non-voice.

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

For derivative instruments that hedge the exposure to variability in expected future cash flows that are designated as cash flow hedges, the gain or loss on the derivative instrument is reported as a component of “Accumulated other comprehensive income (loss)” in stockholders’ equity and reclassified into earnings in the same line associated with the forecasted transactions, in the same period or periods during which the hedged transaction affects earnings. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions.

For derivative instruments that are not designated as hedges, gains and losses on derivative instruments are reported in the Consolidated Statements of Operations in the current period.

Table of Content

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

Business Combinations

The purchase price is allocated to the assets acquired, liabilities assumed, and noncontrolling interests in the acquired entity generally based on their fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair value of these assets acquired, liabilities assumed and noncontrolling interests in the acquired entity is recorded as goodwill. The primary items that generate goodwill include the value of the synergies between the acquired entity and the Company and the value of the acquired assembled workforce, neither of which qualify for recognition as an intangible asset. Amounts recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available. The Company includes the results of operations of the acquired business in the Consolidated Financial Statements prospectively from the date of acquisition. Acquisition-related charges are recognized separately from the business combination and are expensed as incurred. These charges primarily include direct third-party professional and legal fees, and integration-related costs.

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

Table of Content

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

Leases

The Company enters into leases as a lessee for property and equipment in the ordinary course of business. When procuring goods or services, or upon entering into a contract with its customers and clients, the Company determines whether an arrangement contains a lease at its inception. As part of that evaluation, the Company considers whether there is an implicitly or explicitly identified asset in the arrangement and whether the Company, as the lessee, or the customer, if the Company is the lessor, has the right to control the use of that asset. Effective December 1, 2019, when the Company is the lessee, all leases with a term of more than 12 months are recognized as right-of-use (“ROU”) assets and associated lease liabilities in the Consolidated Balance Sheet. Lease liabilities are recorded at the lease commencement date and determined using the present value of the lease payments not yet paid, at the Company’s incremental borrowing rate, which approximates the rate at which the Company would borrow on a secured basis in the country where the lease was executed. The interest rate implicit in the lease is generally not determinable in transactions where the Company is the lessee. The ROU asset equals the lease liability adjusted for any initial direct costs, prepaid rent and lease incentives. The Company’s variable lease payments generally relate to payments tied to various indexes, non-lease components and payments above a contractual minimum fixed amount.

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

The Company’s cash and cash equivalents and derivative instruments are transacted and maintained with financial institutions with high credit standing, and their compositions and maturities are regularly monitored by management. Through November 30, 2020, the Company has not experienced any credit losses on such deposits and derivative instruments.

Accounts receivable include amounts due from customers, including related party customers. Receivables from vendors, net, includes amounts due from OEM vendors primarily in the technology industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of its receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer and vendor risks. Through November 30, 2020, such losses have been within management’s expectations.

One customer accounted for 19% of the Company’s consolidated revenue in fiscal years 2020 and 2019 and 17% of the Company’s consolidated revenue in fiscal year 2018. Products purchased from the Company’s largest OEM supplier, HP Inc., accounted for approximately 12% of the Company’s consolidated revenue during fiscal years 2020 and 2019 and approximately 13% of consolidated revenue during fiscal year 2018.

As of November 30, 2020 and 2019, one customer comprised 11% and 19%, respectively, of the consolidated accounts receivable balance.

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

Table of Content

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

Technology Solutions

The Company recognizes revenues from the sale of IT hardware and software as control is transferred to customers, which is at the point in time when the product is shipped or delivered. The Company accounts for a contract with a customer when it has written approval, the contract is committed, the rights of the parties, including payment terms, are identified, the contract has commercial substance and consideration is probable of collection. Binding purchase orders from customers together with agreement to the Company's terms and conditions of sale by way of an executed agreement or other signed documents are considered to be the contract with a customer. Products sold by the Company are delivered via shipment from the Company’s facilities, drop-shipment directly from the vendor, or by electronic delivery of software products. In situations where arrangements include customer acceptance provisions, revenue is recognized when the Company can objectively verify the products comply with specifications underlying acceptance and the customer has control of the products. Revenue is presented net of taxes collected from customers and remitted to government authorities. The Company generally invoices a customer upon shipment, or in accordance with specific contractual provisions. Payments are due as per contract terms and do not contain a significant financing component.

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

The Company considers shipping and handling activities as costs to fulfill the sale of products. Shipping revenue is included in revenue when control of the product is transferred to the customer, and the related shipping and handling costs are included in cost of products sold.

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

Deferred revenue contract liabilities and deferred costs to obtain or fulfill a contract are not material. Disaggregated revenue disclosure is presented in Note 11.

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

Warranties

The Company’s OEM suppliers generally warrant the products distributed by the Company and allow returns of defective products. The Company generally does not independently warrant the products it distributes; however, the Company does warrant the following: (1) products that it builds to order from components purchased from other sources; and (2) its services with regard to products that it assembles for its customers. Warranty expense and the accrual for warranty costs were not material to the Company’s Consolidated Financial Statements for any of the periods presented.

Table of Content

Advertising

Costs related to advertising and product promotion expenditures are charged to “Selling, general and administrative expenses” as incurred and are primarily offset by OEM marketing reimbursements. Net costs related to advertising and promotion expenditures were not material to the Company’s Consolidated Financial Statements for any of the periods presented.

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

The Company recognizes tax benefits from uncertain tax positions only if that tax position is more likely than not to be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.

Foreign currency translations

The financial statements of the Company’s international subsidiaries whose functional currencies are the local currencies are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the month. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive income (loss)” in stockholders’ equity. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses resulting from foreign currency transactions are included in earnings within “Other income (expense), net.”

Comprehensive income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The primary components of comprehensive income for the Company include net income, foreign currency translation adjustments arising from the consolidation of the Company’s international subsidiaries, unrealized gains and losses on the Company’s available-for-sale debt securities, unrealized gains and losses on cash flow hedges and the changes in unrecognized pension and post-retirement benefits.

Share-based compensation

The Company accounts for share-based payment transactions in which the Company receives services in exchange for equity instruments of the Company. Share-based compensation cost for stock options, restricted stock awards and units, performance-based restricted stock units and employee stock purchase plans is determined based on the fair value at the measurement date. The Company recognizes share-based compensation cost as expense for awards other than its performance-based restricted stock units ratably on a straight-line basis over the requisite service period. The Company recognizes share-based compensation cost associated with its performance-based restricted stock units over the requisite service period if it is probable that the performance conditions will be satisfied. The Company accounts for expense reductions that result from the forfeiture of unvested awards in the period that the forfeitures occur.

Pension and post-retirement benefits

The funded status of the Company’s pension and other postretirement benefit plans is recognized in the Consolidated Balance Sheets. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at November 30, the measurement date. For defined benefit pension plans, the benefit obligation is the projected benefit obligation ("PBO") and, for the other postretirement benefit plans, the benefit obligation is the accumulated postretirement benefit obligation ("APBO"). The PBO represents the actuarial present value of benefits expected to be paid upon retirement. For active plans, the present value reflects estimated future compensation levels. The APBO represents the actuarial present value of postretirement benefits attributed to employee services already rendered. The fair value of plan assets represents the current market value of assets held by an irrevocable trust fund for the sole benefit of participants. The measurement of the benefit obligation is based on the Company’s estimates and actuarial valuations. These valuations reflect the terms of the plans and use participant-specific information such as compensation, age and years of service, as well as certain key assumptions that require significant judgment, including, but not limited to, estimates of discount rates, expected return on plan assets, inflation, rate of compensation increases, interest crediting rates

Table of Content

and mortality rates. The assumptions used are reviewed on an annual basis. The Company records components other than the service cost component in Other income (expense), net in the Consolidated Statements of Operations.

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

Recently adopted accounting pronouncements

In February 2018, the Financial Accounting Standard Board (the “FASB”) issued guidance that permits the Company to reclassify disproportionate tax effects in accumulated other comprehensive income caused by the Tax Cuts and Jobs Act of 2017 (the “TCJA”) to retained earnings. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The adoption of this new guidance did not have a material impact on the Company’s Consolidated Financial Statements.

In February 2016, the FASB issued a new standard which revises various aspects of accounting for leases, with amendments in 2018 and 2019 codified as Accounting Standards Codification Topic 842, Leases. The Company adopted the guidance effective December 1, 2019, applying the optional transition method, which allows an entity to apply the new standard at the adoption date with a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. In addition, the Company elected the package of practical expedients not to reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs and the lessee practical expedient to combine lease and non-lease components for all asset classes. The Company made a policy election to not recognize ROU assets and lease liabilities for short-term leases for all asset classes. The most significant impact of adoption to the Company’s Consolidated Financial Statements relates to the recognition of a right-of-use asset and a lease liability for its leases other than short-term leases. The liability was equal to the present value of lease payments. The asset is based on the liability, and subject to adjustment, such as for initial direct costs. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee depends primarily on its classification. For income statement purposes, operating leases will result in a straight-line expense while finance leases will result in a front-loaded expense pattern. Upon adoption, the Company recorded $591,129 of ROU assets and of $642,567 of liabilities relating to its operating leases on its Consolidated Balance Sheet. The adoption did not have an impact on the Company’s retained earnings as of December 1, 2019, its consolidated statements of operations or its consolidated statements of cash flows.

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

In August 2018, the FASB issued guidance to improve the effectiveness of fair value measurement disclosures by removing or modifying certain disclosure requirements and adding other requirements. Certain amendments should be applied prospectively, while

Table of Content

all other amendments should be applied retrospectively to all periods presented. This guidance is applicable to the Company at the beginning of fiscal year 2021 and its adoption is not expected to have a material impact on the Company's Consolidated Financial Statements.

In June 2016, the FASB issued a new credit loss standard that replaces the incurred loss impairment methodology in current GAAP. The new impairment model requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other instruments. This new standard is to be adopted by way of a cumulative-effect adjustment to retained earnings as of the beginning of the first effective reporting period. This guidance is applicable to the Company at the beginning of fiscal year 2021 and its adoption is not expected to have a material impact on the Company's Consolidated Financial Statements.

NOTE 3—STOCKHOLDERS’ EQUITY:

Stock incentive plans

The Company’s stock incentive plans include plans adopted in 2020, 2013 and 2003 (the SYNNEX Plan(s)”). The SYNNEX Plans, as amended, provide for the direct award or sale of shares of common stock, restricted stock awards, and restricted stock units, the grant of options to purchase shares of common stock and the award of stock appreciation rights to employees and non-employee directors and consultants.

The number of authorized shares under the 2020 SYNNEX Plan will not exceed the sum of 2,493 shares of common stock, plus any shares under the amended and restated 2013 and 2003 SYNNEX Plans that are subject to outstanding awards granted to the extent those awards expire, terminate or are canceled for any reason prior to exercise without the issuance or delivery of such shares, any shares subject to vesting restrictions that are subsequently forfeited, and any reserved shares not issued or subject to outstanding awards, up to 3,950 shares. No further grants may be made under the 2013 or 2003 SYNNEX Plans and all outstanding awards under the 2013 and 2003 Plans continue to be governed by their existing terms.

Under the Plans, qualified employees are eligible for the grant of incentive stock options to purchase shares of common stock. Qualified employees and outside directors and consultants are eligible for the grant of non-qualified stock options, stock appreciation rights, restricted stock grants and restricted stock units. The outstanding restricted stock awards and units generally vest one fifth ratably over a five-year period. Certain restricted stock awards granted to employees vest at the end of a three year period and certain restricted stock awards and units granted to employees vest over a four year period with 67% of the award scheduled to vest on the third anniversary and remaining 33% scheduled to vest on the fourth anniversary. Certain restricted stock units could vest subject to the achievement of individual, divisional or company-wide performance goals. The majority of the performance-based restricted stock units vest at the end of three-year requisite service periods, subject to the achievement of company-wide financial performance goals approved by the Compensation Committee. The exercise price for incentive stock options will not be less than 100% of the fair market value of the stock on the date of grant and the stock options have a contractual term of ten years. The outstanding stock options vest as to one fifth of the stock underlying the stock options on the first anniversary date of the grant and the remaining vest monthly over a four-year period starting one month after the first anniversary of the date of grant. Stock options granted to qualified non-employee directors vest as to one third of the stock underlying the stock options on the first anniversary date of the grant and the remaining vest monthly over a two-year period starting one month after the first anniversary of the date of grant. Restricted stock granted to qualified non-employee directors vests one fourth on a quarterly basis over a one-year period. The holders of restricted stock awards are entitled to the same voting, dividend and other rights as the Company’s common stockholders.

Unless terminated sooner, the 2020 SYNNEX Plan will terminate on March 17, 2030.

Concentrix Stock Incentive Plan

In November 2020, in connection with the Separation, the Concentrix Stock Incentive Plan (the “Concentrix Incentive Plan”), was approved by SYNNEX as the sole stockholder of Concentrix to be effective upon completion of the Separation. The number of authorized shares of Concentrix under the Concentrix Incentive Plan are 4,000 shares of Concentrix’ common stock.

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

Share-based compensation expense related to the 2014 ESPP was immaterial during fiscal years 2020, 2019 and 2018.

Share Repurchase Programs

In June 2020, the Board of Directors authorized a three-year $400,000 share repurchase program, effective July 1, 2020, pursuant to which the Company may repurchase its outstanding common stock from time to time in the open market or through privately negotiated transactions. As of November 30, 2020, the Company had not repurchased any shares under this program.

Table of Content

In June 2017, the Board of Directors authorized a three-year $300,000 share repurchase program pursuant to which the Company could repurchase its outstanding common stock from time to time in the open market or through privately negotiated transactions. Through the expiration of this program in June 2020, the Company had purchased 875 shares at a total cost of $84,577. The share purchases were made on the open market and the shares repurchased by the Company are held in treasury for general corporate purposes.

Dividends

The Company declared cumulative cash dividends of $0.40, $1.50 and $1.40 per share during the years ended November 30, 2020, 2019 and 2018, respectively. On March 24, 2020, as a result of the unpredictable economic environment due to the impact of the COVID-19 pandemic, the Company announced the suspension of its quarterly dividend.

On January 11, 2021, the Company announced the reinstatement of a quarterly cash dividend of $0.20 per share to stockholders of record as of January 22, 2021, payable January 29, 2021. Dividends are subject to continued capital availability, compliance with the covenants and conditions in some of the Company's credit facilities and the declaration by the Board of Directors in the best interest of the Company’s stockholders.

NOTE 4—SHARE-BASED COMPENSATION:

The Company recognizes share-based compensation expense for all share-based awards made to employees and directors, including employee stock options, restricted stock awards, restricted stock units, performance-based restricted stock units and employee stock purchase rights, based on estimated fair values.

The Company recorded share-based compensation expense in the Consolidated Statements of Operations for fiscal years 2020, 2019 and 2018 as follows:

	Fiscal Years Ended November 30,
	2020	2019	2018
Total share-based compensation	$33,543	$28,162	$22,767
Tax benefit recorded in the provision for income taxes	(8,211)	(6,990)	(6,156)
Effect on net income	$25,332	$21,172	$16,611

Substantially all of the share-based compensation expense was recorded in “Selling, general and administrative expenses” in the Consolidated Statements of Operations.

Valuation Assumptions

The Company estimates the fair value of share-based payment awards on the measurement date and recognizes as expense over the requisite service period in the Company’s consolidated financial statements.

The Company uses the Black-Scholes valuation model to estimate the fair value of stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using historical volatility of the Company’s common stock.

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

The Company accounts for expense reductions that result from the forfeiture of unvested awards in the period that the forfeitures occur.

The following assumptions were used in the Black-Scholes valuation model in fiscal years 2019 and 2018:

	Fiscal Years Ended November 30,
	2019	2018
Stock option plan:
Expected life (years)	6.0 - 6.1	6.0
Risk free interest rate	1.59% - 2.62%	3.09%
Expected volatility	32.33% - 33.69%	30.85%
Dividend yield	1.36% - 1.54%	1.84%

Table of Content

The Company did not grant any options during the fiscal year 2020.

A summary of the activities under the SYNNEX Plans is set forth below:

		Options Outstanding
	Shares available for grant	Number of shares	Weighted- average exercise price per share
Balances, November 30, 2019	262	866	$83.10
Restricted stock awards granted	(60)	—	—
Restricted stock units granted	(3)	—	—
Restricted stock cancelled/forfeited(1)	54	—	—
Options exercised	—	(182)	$49.55
Balances, November 30, 2020	252	684	$92.04

(1)	For performance-based restricted stock units, the difference between maximum awards and the actual number of shares issued upon full vesting is included.

Employee Stock Options

The weighted-average grant-date fair values of the stock options granted during fiscal years 2019 and 2018 were $32.76, and $22.96, respectively. As of November 30, 2020, 684 options were outstanding with a weighted-average life of 6.50 years, a weighted-average exercise price of $92.04 per option and an aggregate pre-tax intrinsic value of $46,669. As of November 30, 2020, 418 options were vested and exercisable with a weighted-average life of 3.42 years, a weighted-average exercise price of $53.41 per share and an aggregate pre-tax intrinsic value of $30,514.

The cash received from the exercise of options and the intrinsic values of options exercised during fiscal years 2020, 2019 and 2018 were as follows:

	Fiscal Years Ended November 30,
	2020	2019	2018
Intrinsic value of options exercised	$15,746	$3,782	$2,465
Cash received from exercise of options	$9,018	$1,908	$1,561

The Company settles employee stock option exercises with newly issued common shares.

As of November 30, 2020, the unamortized share-based compensation expense related to unvested stock options under the SYNNEX Plans was $7,521 which will be recognized over an estimated weighted-average amortization period of 2.91 years.

Restricted Stock Awards and Restricted Stock Units

A summary of the changes in the Company’s non-vested restricted stock awards and stock units during fiscal year 2020 is presented below:

	Number of shares	Weighted-average, grant-date fair value per share
Non-vested as of November 30, 2019	1,051	$103.51
Awards granted	60	97.40
Units granted	3	110.58
Awards and units vested	(291)	104.63
Awards and units cancelled/forfeited(1)	(54)	77.59
Non-vested as of November 30, 2020	768	$102.60
(1) For performance-based restricted stock units, the difference between maximum awards and the actual number of shares issued upon full vesting is included.

As of November 30, 2020, there was $54,514 of total unamortized share-based compensation expense related to non-vested restricted stock awards and stock units granted under the SYNNEX Plans. That cost is expected to be recognized over an estimated weighted-average amortization period of 2.94 years.

In connection with its annual employee stock awards for fiscal year 2020, the Company has reserved approximately $9,500 under the SYNNEX Plan to be granted subsequent to completion of the Separation. Similarly, approximately $44,000 was reserved for grants to be made subsequent to completion of the Separation under the Concentrix Incentive Plan.

In connection with the Separation, as required by the SYNNEX Plans, the Company will make certain adjustments to outstanding employee equity awards with the intention of preserving the intrinsic value of the awards prior to the Separation. In

Table of Content

accordance with the employee matters agreement each exercisable and non-exercisable stock option and unvested restricted stock award will be converted into similar awards of both SYNNEX and Concentrix and the exercise price of outstanding stock options will be adjusted to preserve the intrinsic value of the awards. Certain restricted stock units and performance-contingent awards will be adjusted to provide holders restricted stock units and performance contingent awards in the company that employs such employee following the Separation.

NOTE 5—BALANCE SHEET COMPONENTS:

Cash, cash equivalents and restricted cash:

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	As of November 30,
	2020	2019
Cash and cash equivalents	$1,564,672	$225,529
Restricted cash included in other current assets	4,198	5,620
Cash, cash equivalents and restricted cash	$1,568,870	$231,149

Accounts receivable, net:	As of November 30,
	2020	2019
Accounts receivable	$3,947,113	$3,956,629
Less: Allowance for doubtful accounts	(76,324)	(29,920)
Accounts receivable, net	$3,870,789	$3,926,709

Receivables from vendors, net:	As of November 30,
	2020	2019
Receivables from vendors	$291,453	$373,986
Less: Allowance for doubtful accounts	(5,126)	(5,481)
Receivables from vendors, net	$286,327	$368,505

Allowance for doubtful trade receivables:

Balance at November 30, 2017	$16,570
Additions	3,055
Write-offs and reclassifications	(11,148)
Balance at November 30, 2018	8,477
Additions	31,236
Write-offs and reclassifications	(9,793)
Balance at November 30, 2019	29,920
Additions	49,785
Write-offs and reclassifications	(3,380)
Balance at November 30, 2020	$76,324

Allowance for receivables from vendors:

Balance at November 30, 2017	$2,623
Additions	4,191
Write-offs and reclassifications	(626)
Balance at November 30, 2018	6,188
Additions	3,675
Write-offs and reclassifications	(4,382)
Balance at November 30, 2019	5,481
Additions	—
Write-offs and reclassifications	(354)
Balance at November 30, 2020	$5,126

Table of Content

Property and equipment, net:	As of November 30,
	2020	2019
Land	$47,400	$47,494
Equipment, computers and software	620,445	503,240
Furniture and fixtures	121,299	111,408
Buildings, building improvements and leasehold improvements	483,613	428,180
Construction-in-progress	11,847	12,379
Total property and equipment, gross	$1,284,605	1,102,702
Less: Accumulated depreciation	(675,311)	(532,803)
Property and equipment, net	$609,294	$569,899

Depreciation expense for fiscal years 2020, 2019 and 2018, was $154,206, $161,627 and $100,955, respectively.

Goodwill:	Fiscal Year Ended November 30, 2020			Fiscal Year Ended November 30, 2019
	Technology Solutions	Concentrix	Total	Technology Solutions	Concentrix	Total
Balance, beginning of year	$425,076	$1,829,326	$2,254,402	$427,775	$1,775,541	$2,203,316
Additions from acquisitions	—	—	—	—	34,797	34,797
Foreign exchange translation	(1,190)	6,723	5,533	(2,699)	18,989	16,290
Balance, end of year	$423,886	$1,836,049	$2,259,935	$425,076	$1,829,326	$2,254,402

Intangible assets, net:	As of November 30, 2020			As of November 30, 2019
	Gross Amounts	Accumulated Amortization	Net Amounts	Gross Amounts	Accumulated Amortization	Net Amounts
Customer relationships and lists	$1,565,825	$(696,127)	$869,698	$1,546,349	$(522,083)	$1,024,266
Vendor lists	177,555	(82,187)	95,368	178,444	(66,954)	111,490
Technology	14,829	(11,034)	3,795	14,720	(8,998)	5,721
Other intangible assets	34,522	(18,377)	16,145	35,267	(14,532)	20,735
	$1,792,731	$(807,725)	$985,006	$1,774,780	$(612,567)	$1,162,212

Amortization expense for fiscal years 2020, 2019 and 2018, was $187,431, $210,481 and $124,332, respectively.

Estimated future amortization expense of the Company’s intangible assets is as follows:

Fiscal years ending November 30,
2021	$174,291
2022	150,875
2023	132,746
2024	110,166
2025	96,688
Thereafter	320,240
Total	$985,006

Subsequent to November 30, 2020, $798,960 of intangibles assets, net related to the Concentrix segment are no longer the Company’s assets pursuant to the completion of the Separation.

Table of Content

Accumulated other comprehensive income (loss)

The components of accumulated other comprehensive income (loss) ("AOCI"), net of taxes, were as follows:

	Unrecognized gains (losses) on defined benefit plan, net of taxes	Unrealized gains (losses) on cash flow hedges, net of taxes	Foreign currency translation adjustment and other, net of taxes	Total
Balance, beginning of year	$(28,784)	$(46,932)	$(133,361)	$(209,077)
Other comprehensive income (loss) before reclassification	(8,500)	(16,405)	36,521	11,616
Reclassification of (gains) losses from Other comprehensive income (loss)	(300)	3,190	—	2,890
Balance, end of year	$(37,584)	$(60,147)	$(96,840)	$(194,571)

Refer to Note 6 for the location of gains and losses reclassified from other comprehensive income (loss) to the Consolidated Statements of Operations. Reclassifications of amortization of actuarial (gains) losses of defined benefits plans is recorded in "Other income (expense), net" in the combined statement of operations.

Foreign currency translation adjustment and other, net of taxes, is comprised of the foreign currency translation adjustment and unrealized gains and losses on available-for-sale debt securities. Substantially, all of the balance at both November 30, 2019 and 2020 represents foreign currency translation adjustment.

NOTE 6—DERIVATIVE INSTRUMENTS:

In the ordinary course of business, the Company is exposed to foreign currency risk, interest rate risk, equity risk, commodity price changes and credit risk. The Company enters into transactions, and owns monetary assets and liabilities, that are denominated in currencies other than the legal entity’s functional currency. The Company may enter into forward contracts, option contracts, swaps, or other derivative instruments to offset a portion of the risk on expected future cash flows, earnings, net investments in certain international subsidiaries and certain existing assets and liabilities. However, the Company may choose not to hedge certain exposures for a variety of reasons including, but not limited to, accounting considerations and the prohibitive economic cost of hedging particular exposures. There can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in foreign currency exchange or interest rates. Generally, the Company does not use derivative instruments to cover equity risk and credit risk. The Company’s hedging program is not used for trading or speculative purposes.

All derivatives are recognized on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded in the Consolidated Statements of Operations, or as a component of AOCI in the Consolidated Balance Sheets, as discussed below.

Cash Flow Hedges

To protect gross margins from fluctuations in foreign currency exchange rates, certain of the Company’s subsidiaries with functional currencies that are not in U.S. dollars may hedge a portion of forecasted revenue or costs not denominated in the subsidiaries’ functional currencies. These instruments mature at various dates through November 2022. The Company also uses interest rate swap derivative contracts to economically convert a portion of its variable-rate debt to fixed-rate debt. The swaps have maturities at various dates through October 2023. Gains and losses on cash flow hedges are recorded in AOCI until the hedged item is recognized in earnings. Deferred gains and losses associated with cash flow hedges of foreign currency revenue are recognized as a component of Revenue from Services in the same period as the related revenue is recognized, and deferred gains and losses related to cash flow hedges of costs are recognized as a component of Cost of revenue for services and/or Selling, general and administrative expenses in the same period as the related costs are recognized. Deferred gains and losses associated with cash flow hedges of interest payments are recognized in Interest expense and Finance charges, net in the same period as the related expense is recognized. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified into earnings in the period of de-designation. Any subsequent changes in fair value of such derivative instruments are recorded in earnings unless they are re-designated as hedges of other transactions.

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

Table of Content

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The fair values of the Company’s derivative instruments are disclosed in Note 7-- Fair Value Measurements and summarized in the table below:

	Value as of
Balance Sheet Line Item	November 30, 2020	November 30, 2019
Derivative instruments not designated as hedging instruments:
Foreign exchange forward contracts (notional value)	$1,421,764	$1,192,964
Other current assets	15,875	11,757
Other accrued liabilities	9,447	2,637
Interest rate swap (notional value)	$100,000	$100,000
Other assets, net	—	515
Other accrued liabilities	128	—
Derivative instruments designated as cash flow hedges:
Foreign exchange forward contracts (notional value)	$825,700	$563,654
Other current assets and other assets, net	38,212	14,523
Other accrued liabilities and other long-term liabilities	309	1,633
Interest rate swaps (notional value)	$1,500,000	$1,900,000
Other accrued liabilities	$115,598	$83,428

Volume of activity

The notional amounts of foreign exchange forward contracts represent the gross amounts of foreign currency, including, principally, the Philippine Peso, Indian Rupee, the Euro, the Canadian Dollar, the Japanese Yen, the British Pound, the Brazilian Real and the Chinese Yuan that will be bought or sold at maturity. The term and notional amount of interest rate swaps are determined based on management’s assessment of future interest rates and other factors such as debt maturities. The notional amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of the Company’s exposure to credit or market loss. The Company’s exposure to credit loss and market risk will vary over time as currency and interest rates change.

Table of Content

The Effect of Derivative Instruments on AOCI and the Consolidated Statements of Operations

The following table shows the gains and losses, before taxes, of the Company's derivative instruments designated as cash flow hedges and not designated as hedging instruments in Other Comprehensive Income (“OCI”), and the Consolidated Statements of Operations for the periods presented:

	Location of Gains (losses)	For the fiscal years ended November 30,
	in Income	2020	2019	2018

Revenue for services		$4,698,678	$4,687,327	$2,444,867
Cost of revenue for services		(3,044,916)	(2,946,664)	(1,514,470)
Selling, general and administrative expenses		(2,017,502)	(2,084,156)	(1,376,664)
Interest expense and finance charges, net		(127,336)	(166,421)	(84,675)
Other income (expense), net		1,276	30,363	(8,984)

Derivative instruments designated as cash flow hedges:
Gains (losses) recognized in OCI:
Foreign exchange forward contracts		$45,986	$20,772	$27,426
Interest rate swaps		(66,372)	(88,569)	(1,256)
Total		$(20,386)	$(67,797)	$26,170

Gains (losses) reclassified from AOCI into income:
Foreign exchange forward contracts
Gains (losses) reclassified from AOCI into income	Revenue for services	$—	$127	$—
Gains (losses) reclassified from AOCI into income	Cost of revenue for services	21,532	16,454	1,021
Gains (losses) reclassified from AOCI into income	Selling, general and administrative expenses	8,841	6,767	441
Gains (losses) reclassified from AOCI into income	Other income (expense), net	—	36	—
Interest rate swaps
Gains (losses) reclassified from AOCI into income	Interest expense and finance charges, net	(34,443)	(8,455)	2,792
Total		$(4,070)	$14,929	$4,254

Derivative instruments not designated as hedging instruments:
Gains (losses) recognized from Foreign exchange forward contracts, net(1)	Cost of revenue for services and Selling, general and administrative expenses	$—	$—	$3,378
Gains (losses) recognized from foreign exchange forward contracts, net(1)	Other income (expense), net	33,994	20,246	(6,126)
Gains (losses) recognized from interest rate swaps, net	Interest expense and finance charges, net	(643)	(3,004)	(318)
Total		$33,351	$17,242	$(3,066)

(1)	The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies.

There were no material gain or loss amounts excluded from the assessment of effectiveness. Existing net losses in AOCI that are expected to be reclassified into earnings in the normal course of business within the next twelve months are $8,054. Included in this amount are net gains of $32,142 of foreign exchange forward contracts related to the Concentrix segment, which following the completion of the Separation will no longer be reclassified into the Company’s earnings.

Table of Content

Offsetting of Derivatives

The Company’s derivative instruments are generally governed by standard International Swaps and Derivatives Association, Inc. master agreements, which generally do not require the Company to post any collateral, and specify netting rights, and other customary provisions including events of defaults and termination rights.

In the Consolidated Balance Sheets, the Company does not offset derivative assets against liabilities in master netting arrangements. If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated Balance Sheet, the total derivative asset and liability positions would have been reduced by $6,659 each as of November 30, 2020 and $6,003 each as of November 30, 2019.

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

The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	As of November 30, 2020				As of November 30, 2019
		Fair value measurement category				Fair value measurement category
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$68,157	$68,157	$—	$—	$37,760	$37,760	$—	$—
Marketable equity securities	3,050	3,050	—	—	2,834	2,834	—	—
Foreign government bond	1,355	1,355	—	—	1,228	1,228	—	—
Forward foreign currency exchange contracts	54,087	—	54,087	—	26,280	—	26,280	—
Interest rate swaps	—	—	—	—	515	—	515	—
Liabilities:
Forward foreign currency exchange contracts	$9,756	$—	$9,756	$—	$4,270	$—	$4,270	$—
Interest rate swaps	115,726	—	115,726	—	83,428	—	83,428	—

The Company’s cash equivalents consist primarily of highly liquid investments in money market funds and term deposits with maturity periods of three months or less. The carrying values of cash equivalents approximate fair value since they are near their maturity. Investments in marketable equity securities, primarily comprising investments in other companies’ equity securities as per local customary business practice, are recorded at fair value based on quoted market prices. Investment in foreign government bond classified as available-for-sale debt security is recorded at fair value based on quoted market prices. The fair values of forward exchange contracts are measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. Fair values of long-term foreign currency exchange contracts are measured using valuations based upon quoted prices for similar assets and liabilities in active markets and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts. Fair values of interest rate swaps are measured using standard valuation models using inputs that are readily available in public markets, or can be derived from observable market transactions, including LIBOR spot and forward rates. The effect of nonperformance risk on the fair value of derivative instruments was not material as of November 30, 2020 and 2019.

The carrying values of accounts receivable, accounts payable and short-term debt approximate fair value due to their short maturities and interest rates which are variable in nature. The carrying value of the Company’s term loans approximate their fair value since they bear interest rates that are similar to existing market rates.

Table of Content

During fiscal years 2020, 2019 and 2018, there were no transfers between the fair value measurement category levels.

NOTE 8—ACCOUNTS RECEIVABLE ARRANGEMENTS:

The Company has an uncommitted supply-chain financing program with a global financial institution under which trade accounts receivable of certain customers and their affiliates may be acquired, without recourse, by the financial institution. Available capacity under this program is dependent on the level of the Company’s trade accounts receivable with these customers and the financial institution’s willingness to purchase such receivables. As of November 30, 2020 and 2019, accounts receivable sold to and held by the financial institution under this program were $16,735 and $32,472, respectively. Discount fees related to the sale of trade accounts receivable under this facility are included in “Interest expense and finance charges, net” in the Consolidated Statements of Operations. During the fiscal years ended November 30, 2020, 2019 and 2018, discount fees were $3,186, $2,281 and $1,621, respectively.

SYNNEX Japan, the Company's Japanese Technology Solutions subsidiary, has arrangements with financial institutions for the sale and financing of approved accounts receivable and notes receivable. The amounts outstanding under these arrangements that were sold, but not collected, as of November 30, 2020 and 2019 were $5,798 and $2,856, respectively.

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

The following table summarizes the net sales financed through flooring agreements and the flooring fees incurred:

	Fiscal Years Ended November 30,
	2020	2019	2018
Net sales financed	$2,092,218	$1,961,379	$1,734,860
Flooring fees(1)	13,277	13,130	10,698

(1)	Flooring fees are included within “Interest expense and finance charges, net.”

As of November 30, 2020 and 2019, accounts receivable subject to flooring agreements were $49,461 and $69,637, respectively.

Table of Content

NOTE 9—BORROWINGS:

Borrowings consist of the following:

	As of November 30,
	2020	2019
SYNNEX United States accounts receivable securitization arrangement	$—	$108,000
SYNNEX Japan credit facility - revolving line of credit component	31,627	5,936
SYNNEX United States credit agreement - revolving line of credit component	—	25,800
SYNNEX United States credit agreement - current portion of term loan component	—	60,000
SYNNEX United States term loan credit agreement - current portion	—	90,000
SYNNEX Japan credit facility - current portion of term loan component	67,088	—
Concentrix credit agreement - current portion of term loan component	33,750	—
Other borrowings	26,249	9,233
Borrowings, current	$158,715	$298,969

SYNNEX Japan credit facility - term loan component	$—	$63,921
SYNNEX United States credit agreement - term loan component	500,000	1,020,000
SYNNEX United States term loan credit agreement	1,000,000	1,642,500
Concentrix credit agreement - term loan component	866,250	—
Concentrix accounts receivable securitization arrangement	250,000	—
Other term debt	85	298
Long-term borrowings, before unamortized debt discount and issuance costs	$2,616,335	$2,726,719
Less: unamortized debt discount and issuance costs	(8,273)	(8,452)
Long-term borrowings	$2,608,061	$2,718,267

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

SYNNEX Canada accounts receivable securitization arrangement

SYNNEX Canada Limited (“SYNNEX Canada”), the Company's Technology Solutions subsidiary in Canada, has an accounts receivable securitization program with a bank to provide additional capital for its operations. In March 2020, SYNNEX Canada renewed this agreement to mature in May 2023. Under the terms of this program, SYNNEX Canada can borrow up to CAD100,000, or $76,864, in exchange for the transfer of eligible trade accounts receivable, on an ongoing revolving basis. The program includes an accordion feature that allows SYNNEX Canada to request an increase in the bank’s commitment up to an additional CAD50,000, or $38,432. Any amounts received under this arrangement are recorded as debt on the Company's Consolidated Balance Sheets and are secured by pledging all of the rights, title and interest in the receivables to the bank. The effective borrowing cost is based on the weighted-average of the Canadian Dollar Offered Rate plus a margin of 1.00% per annum and the prevailing lender commercial paper rates. In addition, prior to an event of termination, SYNNEX Canada is obligated to pay a program fee of 0.75% per annum based on

Table of Content

the used portion of the commitment. After an event of termination, the program fee shall be the sum of the base rate and 2.50% per annum, based on the used portion of the commitment. SYNNEX Canada pays a fee of 0.40% per annum for any unused portion of the commitment up to CAD60,000, or $46,118, and when the unused portion exceeds CAD60,000, or $46,118, a fee of 0.55% per annum of the unused portion of the commitment. As of both November 30, 2020 and 2019, there was no outstanding balance under this arrangement.

The Company has guaranteed the performance obligations of SYNNEX Canada under this facility.

SYNNEX Japan credit facility

SYNNEX Japan has a credit agreement with a group of banks for a maximum commitment of JPY15,000,000 or $143,761. The credit agreement is comprised of a JPY7,000,000, or $67,088, term loan and a JPY 8,000,000, or $76,672, revolving credit facility and expires in November 2021. The interest rate for the term loan and revolving credit facility is based on the Tokyo Interbank Offered Rate, plus a margin, which is based on the Company’s consolidated leverage ratio, and currently equals 0.70% per annum. The unused line fee on the revolving credit facility is currently 0.10% per annum based on the Company's consolidated current leverage ratio. The term loan can be repaid at any time prior to the expiration date without penalty. The Company has guaranteed the obligations of SYNNEX Japan under this facility.

Concentrix India revolving lines of credit facilities

Concentrix' Indian subsidiaries have credit facilities with a financial institution to borrow up to an aggregate amount of $22,000. The interest rate under these facilities is the higher of the bank's minimum lending rate or LIBOR, plus a margin of 0.9% per annum. The Company guarantees the obligations under these credit facilities. These credit facilities can be terminated at any time by the Company’s Indian subsidiaries or the financial institution. There were no borrowings outstanding under these credit facilities as of either November 30, 2020 or 2019. Subsequent to November 30, 2020, with the completion of the Separation, these facilities are no longer part of the Company’s lines of credit.

SYNNEX United States credit agreement

In the United States, the Company has a senior secured credit agreement (as amended, the "U.S. Credit Agreement") with a group of financial institutions. The U.S. Credit Agreement includes a $600,000 commitment for a revolving credit facility and a term loan in the original principal amount of $1,200,000. The Company may request incremental commitments to increase the principal amount of the revolving line of credit or term loan by $500,000, plus an additional amount which is dependent upon the Company's pro forma first lien leverage ratio, as calculated under the U.S. Credit Agreement. The U.S. Credit Agreement matures in September 2022. The outstanding principal amount of the term loan was repayable in quarterly installments of $15,000, with the unpaid balance due in full on the September 2022 maturity date. The term loan can be repaid at any time prior to the maturity date without penalty. At November 30, 2020, in connection with the Separation, the Company partially repaid the term loan using a portion of the funds drawn under the Concentrix United States Credit Agreement and the Concentrix accounts receivable securitization arrangement. The remaining outstanding principal of the term loan is payable on maturity. Interest on borrowings under the U.S. Credit Agreement can be based on LIBOR or a base rate at the Company's option, plus a margin. The margin for LIBOR loans ranges from 1.25% to 2.00% and the margin for base rate loans ranges from 0.25% to 1.00%, provided that LIBOR shall not be less than zero. The base rate is a variable rate which is the highest of (a) the Federal Funds Rate, plus a margin of 0.5%, (b) the rate of interest announced, from time to time, by the agent, Bank of America, N.A., as its “prime rate,” and (c) the Eurodollar Rate, plus 1.0%. The unused revolving credit facility commitment fee ranges from 0.175% to 0.30% per annum. The margins above the applicable interest rates and the revolving commitment fee for revolving loans are based on the Company’s consolidated leverage ratio, as calculated under the U.S. Credit Agreement. The Company’s obligations under the U.S. Credit Agreement are secured by substantially all of the parent company’s and its United States domestic subsidiaries’ assets on a pari passu basis with the interests of the lenders under the U.S. Term Loan Credit Agreement (defined below) pursuant to an intercreditor agreement and are guaranteed by certain of the Company's United States domestic subsidiaries.

SYNNEX United States term loan credit agreement

The Company has a secured term loan credit agreement (the “U.S. Term Loan Credit Agreement”) with a group of financial institutions in the original principal amount of $1,800,000. The U.S. Term Loan Credit Agreement matures in October 2023. The outstanding principal amount of the term loans was payable in quarterly installments of $22,500, with the unpaid balance due in full on the maturity date. The term loan can be repaid at any time prior to the expiration date without penalty. At November 30, 2020, in connection with Separation, the Company partially repaid the term loan using a portion of the funds drawn under the Concentrix United States Credit Agreement and the Concentrix accounts receivable securitization arrangement. The remaining outstanding principal is payable on maturity. Interest on borrowings under the U.S. Term Loan Credit Agreement can be based on LIBOR or a base rate at the Company’s option, plus a margin. The margin for LIBOR loans ranges from 1.25% to 1.75% and the margin for base rate loans ranges from 0.25% to 0.75%, provided that LIBOR shall not be less than zero. The base rate is a variable rate which is the highest of (a) 0.5% plus the greater of (x) the Federal Funds Rate in effect on such day and (y) the overnight bank funding rate in effect on such day, (b) the Eurodollar Rate plus 1.0% per annum, and (c) the rate of interest last quoted by The Wall Street Journal as the “Prime Rate” in the U.S. During the period in which the term loans were available to be drawn, the Company paid term loan commitment fees. The margins above the Company's applicable interest rates are, and the term loan commitment fee were, based on

Table of Content

the Company's consolidated leverage ratio as calculated under the U.S. Term Loan Credit Agreement. The Company's obligations under the U.S. Term Loan Credit Agreement are secured by substantially all of the Company’s and certain of its domestic subsidiaries’ assets on a pari passu basis with the interests of the lenders under the existing U.S. Credit Agreement pursuant to an intercreditor agreement, and are guaranteed by certain of its domestic subsidiaries.

Concentrix United States credit agreement

In October 2020, in preparation for the Separation, Concentrix, which was a subsidiary of the Company at the time, entered into a secured credit agreement (the "Concentrix Credit Agreement") with a group of financial institutions. The Concentrix Credit Agreement includes a $600,000 revolving credit facility and a $900,000 term loan. On November 30, 2020, the full amount of the term loan was drawn. Concentrix may request incremental commitments to increase the principal amount of the revolving line of credit or term loan by $450,000, plus an additional amount which is dependent upon the Concentrix' post Separation pro forma first lien leverage ratio, as calculated under the Concentrix Credit Agreement. The outstanding principal amount of the term loan is repayable in quarterly installments of $11,250 commencing on May 31, 2021, with the unpaid balance due in full on the November 2025 maturity date. The term loan can be repaid at any time prior to the maturity date without penalty. Interest on borrowings under the Concentrix Credit Agreement can be based on LIBOR or a base rate at the Company's option, plus a margin. The margin for LIBOR loans ranges from 1.25% to 2.25% and the margin for base rate loans ranges from 0.25% to 1.25%, provided that LIBOR shall not be less than 0.25%. The base rate is a variable rate which is the highest of (a) the Federal Funds Rate, plus a margin of 0.5%, (b) the rate of interest announced, from time to time, by the agent, Bank of America, N.A., as its “prime rate,” and (c) the Eurodollar Rate (subject to a minimum of 0.25%), plus 1.0% per annum. The unused revolving credit facility commitment fee ranges from 0.175% to 0.30% per annum. The margins above the applicable interest rates and the revolving commitment fee for revolving loans are based on Concentrix’ post Separation consolidated leverage ratio, as calculated under the Concentrix Credit Agreement. The obligations under the Concentrix Credit Agreement are secured by substantially all of Concentrix and its United States domestic subsidiaries’ assets and are guaranteed by certain of Concentrix’ United States domestic subsidiaries. The funds borrowed under this facility were utilized to partially repay the Company’s outstanding term loans in the United States described earlier in this note. Subsequent to November 30, 2020, with the completion of the Separation, the Concentrix Credit Agreement is no longer recorded as borrowings on the Company’s consolidated balance sheet. At November 30, 2020, no amount was outstanding under the revolving line of credit.

Concentrix accounts receivable securitization arrangement

In October 2020, in anticipation of the Separation, Concentrix and certain of its subsidiaries, entered into a $350,000 accounts receivable securitization program (the “Concentrix AR Arrangement) with a maturity date of October 2022. Under the terms of the Concentrix AR Arrangement, Concentrix and certain of its U.S. subsidiaries sell, on a revolving basis, their receivables to a wholly-owned, bankruptcy-remote subsidiary of Concentrix, which is the borrower under this facility. The amount received under the Concentrix AR Arrangement is recorded as debt on the Company's Consolidated Balance Sheet. Borrowings under this facility will bear interest with respect to loans that lenders fund through the issuance of commercial paper at the applicable commercial paper rate plus a spread of 1.05% per annum and, otherwise, at a per annum rate equal to the applicable LIBOR rate plus a spread of 1.15%. In addition, the borrower is obligated to pay a monthly undrawn fee from the initial funding date that will range from 0.30% per annum to 0.38% per annum depending on the amount of outstanding advances from time to time. The borrowings are funded by pledging all of the rights, title and interest in the receivables acquired by Concentrix’ bankruptcy-remote subsidiary as security. The funds borrowed under this facility were utilized to partially repay the Company’s outstanding term loans in the United States described later in this note. Subsequent to November 30, 2020, with the completion of the Separation, the Concentrix AR Arrangement is no longer recorded as borrowings on the Company’s consolidated balance sheet.

SYNNEX Canada revolving line of credit

SYNNEX Canada has an uncommitted revolving line of credit with a bank under which it can borrow up to CAD50,000, or $38,432. Borrowings under the facility are secured by eligible inventory and bear interest at a base rate plus a margin ranging from 0.50% to 2.25% depending on the base rate used. The base rate could be a Banker's Acceptance Rate, a Canadian Prime Rate, LIBOR or U.S. Base Rate. As of both November 30, 2020 and 2019, there were no borrowings outstanding under this credit facility.

Other borrowings and term debt

Other borrowings and term debt include lines of credit with financial institutions at certain locations outside the United States, factoring of accounts receivable with recourse provisions, capital leases, a building mortgage and book overdrafts. As of November 30, 2020, commitments for these revolving credit facilities aggregated $47,920. Interest rates and other terms of borrowing under these lines of credit vary by country, depending on local market conditions. Borrowings under these lines of credit facilities are guaranteed by the Company or secured by eligible accounts receivable.

The maximum commitment amounts for local currency credit facilities have been translated into United States Dollars at November 30, 2020 exchange rates.

Table of Content

Future principal payments

As of November 30, 2020, future principal payments under the above loans are as follows:

Fiscal Years Ending November 30,
2021	$158,714
2022	795,085
2023	1,045,000
2024	45,000
2025	731,250
$2,775,049

Subsequent to November 30, 2020, upon completion of the Separation, outstanding borrowings aggregating $1,145,118, net of unamortized debt discount and issuance costs, which were part of the arrangements entered into by Concentrix and its subsidiaries, are no longer recorded as borrowings on the Company’s consolidated balance sheet.

Interest expense and finance charges

The total interest expense and finance charges for the Company’s borrowings were $132,954, $172,777 and $92,899 for fiscal years 2020, 2019 and 2018, respectively. The variable interest rates ranged between 0.74% and 8.41%, between 0.70% and 11.38% and between 0.58% and 12.74% in fiscal years 2020, 2019 and 2018, respectively.

Covenant compliance

The Company's credit facilities have a number of covenants and restrictions that, among other things, require the Company to maintain specified financial ratios and satisfy certain financial condition tests. The covenants also limit the Company’s ability to incur additional debt, make or forgive intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase the Company’s stock, create liens, cancel debt owed to the Company, enter into agreements with affiliates, modify the nature of the Company’s business, enter into sale-leaseback transactions, make certain investments, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. As of November 30, 2020, the Company was in compliance with all material covenants for the above arrangements.

NOTE 10—EARNINGS PER COMMON SHARE:

The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Fiscal Years Ended November 30,
	2020	2019	2018
Basic earnings per common share:
Net income	$529,160	$500,712	$299,981
Less: net income allocated to participating securities(1)	(5,884)	(4,593)	(2,728)
Net income attributable to common stockholders	$523,276	$496,119	$297,253

Weighted-average number of common shares - basic	50,900	50,669	41,215

Basic earnings per common share	$10.28	$9.79	$7.21

Diluted earnings per common share:
Net income	$529,160	$500,712	$299,981
Less: net income allocated to participating securities(1)	(5,847)	(4,573)	(2,716)
Net income attributable to common stockholders	$523,313	$496,139	$297,265

Weighted-average number of common shares - basic	50,900	50,669	41,215
Effect of dilutive securities:
Stock options and restricted stock units	337	267	236
Weighted-average number of common shares - diluted	51,237	50,936	41,451

Diluted earnings per common share	$10.21	$9.74	$7.17
Anti-dilutive shares excluded from diluted earnings per share calculation	63	108	97
(1)	Restricted stock awards granted by the Company are considered participating securities.

Table of Content

NOTE 11—SEGMENT INFORMATION:

Summarized financial information related to the Company’s reportable business segments for the periods presented is shown below:

	Technology Solutions	Concentrix	Inter-Segment Elimination	Consolidated
Fiscal Year ended November 30, 2020
Revenue	$19,977,150	$4,719,534	$(21,121)	$24,675,563
External revenue	19,976,885	4,698,678		24,675,563
Operating income	521,341	308,761	—	830,103
Depreciation and amortization expense	65,071	276,566	—	341,637
Total assets	9,993,448	5,177,556	(1,702,414)	13,468,590
Fiscal Year ended November 30, 2019	.
Revenue	$19,069,970	$4,707,912	$(20,589)	$23,757,293
External revenue	19,069,966	4,687,327		23,757,293
Operating income	519,429	294,332	—	813,761
Depreciation and amortization expense	66,329	305,779	—	372,108
Total assets	10,312,512	4,645,475	(3,260,027)	11,697,960
Fiscal Year ended November 30, 2018
Revenue	$17,323,163	$2,463,151	$(18,369)	$19,767,945
External revenue	17,323,078	2,444,867		19,767,945
Operating income	405,475	144,761	—	550,236
Depreciation and amortization expense	70,688	154,599	—	225,287
Total assets	10,207,964	4,776,313	(3,440,779)	11,543,498

Inter-segment elimination represents services and other transactions, principally intercompany investments and loans, between the Company’s reportable segments that are eliminated on consolidation. In preparation of the Separation, SYNNEX entered into a Commercial Agreement with Concentrix effective on December 1, 2020 that governs the provision of ongoing services and other items between SYNNEX and Concentrix.

Geographic information

The Company attributes revenues from external customers to the country from where Technology Solutions products are delivered and the country of domicile of the Concentrix legal entity that is party to the client contract. Shown below are the countries that accounted for 10% or more of the Company’s revenue and property and equipment, net, for the periods presented:

	Fiscal Years Ended November 30,
	2020	2019	2018
Revenue:
United States	$16,283,951	$15,760,749	$14,169,619
Others	8,391,612	7,996,544	5,598,326
Total	$24,675,563	$23,757,293	$19,767,945

	As of November 30,
	2020	2019
Property and equipment, net:
United States	$276,063	$287,679
Philippines	87,686	63,421
Others	245,545	218,799
Total	$609,294	$569,899

NOTE 12—RELATED PARTY TRANSACTIONS:

The Company has a business relationship with MiTAC Holdings Corporation (“MiTAC Holdings”), a publicly-traded company in Taiwan, which began in 1992 when MiTAC Holdings became the Company’s primary investor through its affiliates. As of both November 30, 2020 and 2019, MiTAC Holdings and its affiliates beneficially owned approximately 18% of the Company's outstanding common stock. Mr. Matthew Miau, Chairman Emeritus of the Company’s Board of Directors and a director, is the Chairman of MiTAC Holdings and a director or officer of MiTAC Holdings’ affiliates.

Table of Content

Beneficial ownership of the Company’s common stock by MiTAC Holdings

As noted above, MiTAC Holdings and its affiliates in the aggregate beneficially owned approximately 18% of the Company’s outstanding common stock as of November 30, 2020. These shares are owned by the following entities:

As of November 30, 2020
MiTAC Holdings(1)	5,300
Synnex Technology International Corp.(2)	3,860
Total	9,160

1.

Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC Holdings. Excludes 190 shares held directly by Mr. Miau and 217 shares indirectly held by Mr. Miau through a charitable remainder trust, and 190 shares held by his spouse.

2.

Synnex Technology International Corp. (“Synnex Technology International”) is a separate entity from the Company and is a publicly-traded corporation in Taiwan. Shares are held via Peer Development Ltd., a wholly-owned subsidiary of Synnex Technology International. MiTAC Holdings owns a noncontrolling interest of 8.7% in MiTAC Incorporated, a privately-held Taiwanese company, which in turn holds a noncontrolling interest of 15.2% in Synnex Technology International. Neither MiTAC Holdings nor Mr. Miau is affiliated with any person(s), entity, or entities that hold a majority interest in MiTAC Incorporated.

MiTAC Holdings generally has influence over the Company regarding matters submitted to stockholders for consideration, including any merger or acquisition of the Company. Among other things, this could have the effect of delaying, deterring or preventing a change of control over the Company.

The following table presents the Company's transactions with MiTAC Holdings and its affiliates for the periods indicated:

	Fiscal Years Ended November 30,
	2020	2019	2018
Purchases of inventories and services	$211,858	$173,390	$217,430
Sale of products to MiTAC Holdings and affiliates	1,071	761	2,422
Reimbursements received (payments made) for rent and overhead costs for use of facilities by MiTAC Holdings and affiliates, net	(129)	(41)	71

The following table presents the Company’s receivable from and payable to MiTAC Holdings and its affiliates for the periods presented:

	As of November 30,
	2020	2019
Receivable from related parties (included in Accounts receivable, net)	$26,154	$4,405
Payable to related parties (included in Accounts payable)	49,603	23,179

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

NOTE 13—PENSION AND EMPLOYEE BENEFITS PLANS:

The Company has 401(k) plans in the United States under which eligible employees may contribute up to the maximum amount as provided by law. Employees become eligible to participate in these plans on the first day of the month after their employment date. The Company may make discretionary contributions under the plans. Employees in most of the Company's international subsidiaries are covered by government mandated defined contribution plans. During fiscal years 2020, 2019 and 2018, the Company contributed $67,772, $47,441 and $38,531, respectively, to defined contribution plans.

The Company has a deferred compensation plan for certain directors and officers. Distributions under the plan are subject to Section 409A of the United States Tax Code. The Company may invest balances in the plan in trading securities reported on recognized exchanges. As of November 30, 2020 and 2019, the deferred compensation liability balance was $4,628 and $5,389, respectively.

Table of Content

Defined Benefit Plans

The Company has defined benefit pension or retirement plans for eligible employees in certain international subsidiaries. Benefits under these plans are primarily based on years of service and compensation during the years immediately preceding retirement or termination of participation in the plans. In addition, as part of a prior acquisition, the Company acquired a frozen defined benefit pension plan, which includes both a qualified and non-qualified portion, for all eligible employees in the U.S. (“the cash balance plan”) and unfunded defined benefit plans for certain eligible employees in the Philippines, Malaysia and France. The pension benefit formula for the cash balance plan is determined by a combination of compensation, age-based credits and annual guaranteed interest credits. The qualified portion of the cash balance plan has been funded through contributions made to a trust fund. The plan assumptions are evaluated annually and are updated as deemed necessary. Net benefit costs were $13,823, $10,308 and $3,960, during fiscal years 2020, 2019 and 2018, respectively.

The Company's measurement date for all defined benefit plans and other postretirement benefits is November 30 and the plan assumptions are evaluated annually and are updated as deemed necessary.

The status of employee defined benefit plans is summarized below:

	Year Ended November 30,
	2020	2019
Change in Benefit Obligation:
Benefit obligation at beginning of year	$268,537	$247,697
Service cost	7,886	6,439
Interest cost	8,404	10,291
Actuarial (gain) loss	24,112	32,584
Benefits paid	(13,656)	(16,274)
Settlements	(7,579)	(13,140)
Foreign currency adjustments	1,795	940
Projected obligation at end of year	$289,499	$268,537

Change in Plan Assets:
Fair value of plan assets at beginning of year	$151,862	$164,693
Actual return on assets	13,780	5,438
Settlement	(7,579)	(13,140)
Employer contributions	3,156	1,872
Employee contributions	813	723
Benefit paid	(7,918)	(7,728)
Foreign currency adjustments	79	4
Fair value of plan assets at end of year	$154,192	$151,862

Funded Status of Plans:
Unfunded status	$135,307	$116,675

Amounts recognized in the Consolidated Balance Sheet as of November 30, 2020 and 2019 consist of:

	As of November 30,
	2020	2019
Current liability	$10,206	$9,189
Non-current liability	$125,101	$107,486

The following weighted-average rates were used in determining the benefit obligations at November 30, 2020 and 2019.

	2020	2019
Discount rate	0.2% - 4.7%	0.2% - 7.4%
Expected long-term rate of return on plan assets	1.5% - 7.5%	1.5% - 7.5%
Expected rate of future compensation growth	1.75% - 8.5%	1.8% - 10.0%

Table of Content

The following weighted-average rates were used in determining the pension costs during fiscal years ended November 30, 2020, 2019 and 2018:

	2020	2019	2018
Discount rate	0.2% - 6.0%	0.3% - 7.6%	0.3% - 8.1%
Expected long-term rate of return on plan assets	1.5% - 7.5%	1.5% - 7.5%	1.5% - 7.5%
Expected rate of future compensation growth	1.75% - 8.5%	1.8% - 10.0%	1.8% - 10.0%

The range of discount rates utilized in determining the pension cost and projected benefit obligation of the Company's defined benefit plans reflects a lower prevalent rate applicable to the frozen cash balance plan for eligible employees in the U.S. and a higher applicable rate for the unfunded defined benefit plan for certain eligible employees in the Philippines, France, India, Japan and Malaysia. The plans outside the U.S. represented approximately 26% and 24%, respectively, of the Company's total projected benefit obligation for all plans as of November 30, 2020 and 2019.

Plan Assets

As of November 30, 2020 and 2019, plan assets for the cash balance plan consisted of common/collective trusts (of which approximately 60% are invested in equity backed funds and approximately 40% are invested in funds in fixed income instruments) and a private equity fund. The Company's targeted allocation was 60% equity and 40% fixed income. The investment objectives for the plan assets are to generate returns that will enable the plan to meet its future obligations. The Company’s expected long-term rate of return was determined based on the asset mix of the plan, projected returns, past performance and other factors. The Company has satisfied its ERISA funding requirements through 2020. The following table sets forth the fair value of those plan assets as of November 30, 2020 and 2019:

	As of November 30,
	2020	2019
Asset Category:
Cash and cash equivalents	$3,787	$3,474
Fixed income	58,943	61,005
Equity securities:
U.S. large cap	43,020	48,293
U.S. small cap	9,662	9,025
International equity	38,097	29,271
Investment funds	416	374
Limited partnership	267	420
Total investments	$154,192	$151,862

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

Benefit Payments

The following table details expected benefit payments for the assumed cash balance plan:

Fiscal Years Ending November 30,
2021	$28,415
2022	26,364
2023	25,311
2024	24,501
2025	23,958
Thereafter (2026-2030)	101,065
$229,614

No plan assets are expected to be returned to the Company during fiscal year 2021. The Company expects to make approximately $8,319 in contributions during fiscal year 2021.

The Company also expects approximately $4,652 of actuarial loss included in AOCI will be recognized during fiscal year 2021.

Table of Content

Substantially all of the defined benefit plans are related to the Concentrix segment. Subsequent to November 30, 2020, upon completion of the Separation, the Company no longer has any obligation under the plans related to the Concentrix segment.

NOTE 14—LEASES:

The Company leases certain of its facilities and equipment under operating lease agreements, which expire in various periods through 2034. The Company’s finance leases are not material.

The following table presents the various components of lease costs.

Fiscal Year Ended
November 30, 2020
Operating lease cost	$248,740
Short-term lease cost	11,229
Variable lease cost	43,954
Sublease income	(1,675)
Total operating lease cost	$302,248

The following table presents a maturity analysis of expected undiscounted cash flows for operating leases on an annual basis for the next five years and thereafter as of November 30, 2020:

Fiscal Years Ending November 30,
2021	$216,224
2022	174,190
2023	125,389
2024	88,121
2025	50,851
Thereafter	39,928
Total payments	$694,703
Less: imputed interest*	84,749
Total present value of lease payments	$609,954

*Imputed interest represents the difference between undiscounted cash flows and discounted cash flows.

Subsequent to November 30, 2020, upon completion of the Separation, undiscounted future cash flows of $611,568 which were part of lease agreements entered into by Concentrix are no longer the Company’s obligation.

During the fiscal years ended November 30, 2019 and 2018, rent expense was $257,809 and $136,870, respectively. Sublease income was immaterial for both these years.

The following amounts were recorded in the Company's Consolidated Balance Sheet as of November 30, 2020:

Operating leases	Balance sheet location	November 30, 2020
Operating lease ROU assets	Other assets, net	$576,943
Current operating lease liabilities	Other accrued liabilities	183,180
Non-current operating lease liabilities	Other long-term liabilities	426,774

The following table presents supplemental cash flow information related to the Company's operating leases for fiscal year ended November 30, 2020. Cash payments related to variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

Fiscal Year Ended
Cash flow information	November 30, 2020
Cash paid for amounts included in the measurement of lease liabilities	$228,616
Non-cash ROU assets obtained in exchange for lease liabilities (subsequent to initial adoption)	149,546

The weighted-average remaining lease term and discount rate as of November 30, 2020 were as follows:

Operating lease term and discount rate	Operating Leases
Weighted-average remaining lease term (years)	4.04
Weighted-average discount rate	6.74%

Table of Content

Future minimum contractually required cash payment obligations under non-cancellable lease agreements as of November 30, 2019 were as follows:

Fiscal Years Ending November 30,
2020	$213,649
2021	174,611
2022	132,778
2023	96,084
2024	66,753
Thereafter	71,351
Total minimum lease payments	$755,226

NOTE 15—INCOME TAXES:

The sources of income before the provision for income taxes are as follows:

	Fiscal Years Ended November 30,
	2020	2019	2018
United States	$211,746	$204,651	$195,058
Foreign	492,296	473,052	261,519
	$704,042	$677,703	$456,577

Provision for income taxes consists of the following:

	Fiscal Years Ended November 30,
	2020	2019	2018
Current tax provision:
Federal	$61,488	$71,376	$113,243
State	19,547	14,421	20,263
Foreign	142,839	109,383	70,162
	$223,874	$195,180	$203,668
Deferred tax provision (benefit):
Federal	$(23,020)	$(20,166)	$(30,334)
State	(4,326)	(1,389)	(4,836)
Foreign	(21,646)	3,366	(11,902)
	$(48,992)	$(18,189)	$(47,072)
Total tax provision	$174,882	$176,991	$156,596

On December 22, 2017, the TCJA was enacted into law. The TCJA provided for significant changes to the U.S. Internal Revenue Code of 1986, as amended, that impacted corporate taxation requirements. The TCJA significantly revised the ongoing U.S. corporate income tax law by lowering the U.S. federal corporate income tax rate from 35% to 21%, implementing a territorial tax system, imposing a one-time tax on foreign unremitted earnings and setting limitations on deductibility of certain costs (e.g., interest expense), among other things. During fiscal year 2018, the Company accounted for the impact of the TCJA resulting in additional income tax expense of $33,109. The significant components of this expense were (i) the one-time deemed repatriation tax on unremitted non-U.S. earnings and profits that were previously tax deferred and other tax impacts of the TCJA, which resulted in an increase in income tax expense, net of deductions and credits, of $59,823 and (ii) the remeasurement of net deferred tax liabilities at the lower enacted U.S. federal corporate tax rate, which resulted in a decrease of $26,714 in income tax expense.

The following presents the breakdown of net deferred tax liabilities:

	As of November 30,
	2020	2019
Deferred tax assets	$87,059	$97,539
Deferred tax liabilities	(159,396)	(222,210)
Total net deferred tax liabilities	$(72,337)	$(124,671)

Table of Content

Net deferred tax liabilities consist of the following:

	As of November 30,
	2020	2019
Assets:
Operating lease liability	$117,318	$—
Net operating losses	75,965	68,582
Accruals and other reserves	52,879	71,513
Unrealized losses on cash flow hedges	31,810	17,870
Allowance for doubtful accounts and sales return reserves	29,029	11,759
Inventory reserves	13,852	17,404
Share-based compensation expense	9,717	11,856
Foreign tax credit	5,829	296
Deferred revenue	5,418	5,625
Tax credits	5,302	6,810
Deferred and prepaid compensation	4,762	2,110
Property, Equipment and Intangible assets	185	12,579
Other	14,524	4,953
Gross deferred tax assets	366,589	231,357
Valuation allowance	(50,518)	(51,118)
Total deferred tax assets	$316,070	$180,239
Liabilities:
Intangible assets	$(245,116)	$(277,147)
ROU assets	(111,466)	—
Unremitted non-U.S. earnings	(28,882)	(27,771)
Other	(2,944)	8
Total deferred tax liabilities	$(388,408)	$(304,910)
Net deferred tax liabilities	$(72,337)	$(124,671)

The valuation allowance relates primarily to certain state and foreign net operating loss carry forward, foreign deferred items and state credits. The Company’s assessment is that it is not more likely than not that these deferred tax assets will be realized.

A reconciliation of the statutory United States federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Years Ended November 30,
	2020	2019	2018
Federal statutory income tax rate	21.0%	21.0%	22.2%
State taxes, net of federal income tax benefit	1.4	1.5	2.4
Global intangible low taxed income	1.0	1.6	—
Foreign taxes	0.3	(2.3)	0.6
Tax on anticipated distributions from subsidiaries	0.2	1.0	—
Adjustments related to the TCJA	—	—	7.2
Uncertain tax benefits	(0.8)	2.6	—
Other	1.7	0.7	1.9
Effective income tax rate	24.8%	26.1%	34.3%

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

Table of Content

As of November 30, 2020, the Company had approximately $1,814,000 of undistributed earnings of its non-U.S. subsidiaries for which it has not provided for non-U.S. withholding taxes and state taxes because such earnings are intended to be reinvested indefinitely in international operations. It is not practicable to determine the amount of applicable taxes that would be due if such earnings were distributed. Accordingly, the Company has not provisioned United States state taxes and foreign withholding taxes on non-U.S. subsidiaries for which the earnings are permanently reinvested.

As of November 30, 2020, the Company had net operating loss carry forward of approximately $41,700 and $36,590 for federal and state purposes, respectively. The federal net operating loss carry forward will start expiring in fiscal year ending November 30, 2021, if not used, and the state net operating loss carry forward will start expiring in fiscal year ending November 30, 2021, if not used. The Company also had approximately $161,150 of foreign net operating loss carry forward that will also start expiring in fiscal year ending November 30, 2021 if not used. In addition, the Company had approximately $7,600 of various federal and state income tax credit carry forwards that if not used, will begin expiring in fiscal year ending November 30, 2021. Utilization of the acquired loss carry forwards may be limited pursuant to Section 382 of the Internal Revenue Code of 1986.

The Company enjoys tax holidays in certain jurisdictions, primarily, China, Costa Rica, Nicaragua and the Philippines. The tax holidays provide for lower or zero rates of taxation and require various thresholds of investment and business activities in those jurisdictions. Certain tax holidays begin to expire in fiscal year 2021. The estimated range of tax benefits from the above tax holidays on diluted earnings per share for fiscal years 2020, 2019 and 2018 were approximately $0.25 to $0.29, $0.06 to $0.07 and $0.10 to $0.12, respectively.

The aggregate changes in the balances of gross unrecognized tax benefits, excluding accrued interest and penalties, during fiscal years 2020, 2019 and 2018 were as follows:

Balance as of November 30, 2017	$38,282
Additions based on tax positions related to the current year	8,173
Additions for tax positions of prior years and acquisition	10,763
Lapse of statute of limitations	(3,641)
Changes due to translation of foreign currencies	398
Balance as of November 30, 2018	53,975
Additions based on tax positions related to the current year	15,569
Additions for tax positions of prior years and acquisition	9,067
Lapse of statute of limitations	(7,234)
Changes due to translation of foreign currencies	(15)
Balance as of November 30, 2019	71,362
Additions based on tax positions related to the current year	7,080
Additions for tax positions of prior years and acquisition	3,228
Reductions for tax positions of prior years	(3,097)
Settlements	(144)
Lapse of statute of limitations	(17,547)
Changes due to translation of foreign currencies	(467)
Balance as of November 30, 2020	$60,416

The Company conducts business globally and files income tax returns in various U.S. and foreign tax jurisdictions. The Company is subject to continuous examination and audits by various tax authorities. Significant audits are underway in the United States, Canada and India. The Company is not aware of any material exposures arising from these tax audits or in other jurisdictions not already provided for.

Although timing of the resolution of audits and/or appeals is highly uncertain, the Company believes it is reasonably possible that the total amount of unrecognized tax benefits as of November 30, 2020 will not materially change in the next twelve months. The Company is no longer subject to U.S. federal income tax audit for returns covering years through fiscal 2015. The Company is no longer subject to foreign or state income tax audits for returns covering years through 2003, and fiscal year 2002, respectively.

As of November 30, 2020, $60,416 of the total unrecognized tax benefits, net of federal benefit, would affect the effective tax rate, if realized. The Company’s policy is to include interest and penalties related to income taxes, including unrecognized tax benefits, within the provision for income taxes. As of November 30, 2020 and 2019, the Company had accrued $15,686 and $15,627, respectively, in income taxes payable related to accrued interest and penalties.

In preparation of the Separation, SYNNEX entered into a Tax Matters Agreement with Concentrix effective on December 1, 2020 that governs the rights and obligations of SYNNEX and Concentrix for certain pre-Separation tax liabilities. The Tax Matters Agreement provides that SYNNEX and Concentrix will share certain pre-Separation income tax liabilities that arise from adjustments made by tax authorities to SYNNEX and Concentrix’ U.S. and certain non-U.S. income tax returns. In certain jurisdictions SYNNEX and Concentrix have joint and several liability for past income tax liabilities and accordingly, SYNNEX could be legally liable under applicable tax law for such liabilities and required to make additional tax payments.

Table of Content

In addition, if the distribution of Concentrix' common shares to the SYNNEX stockholders is determined to be taxable, Concentrix and SYNNEX would share the tax liability equally, unless the taxability of the distribution is the direct result of action taken by either Concentrix or SYNNEX subsequent to the distribution in which case the party causing the distribution to be taxable would be responsible for any taxes imposed on the distribution.

NOTE 16—COMMITMENTS AND CONTINGENCIES:

The Company was contingently liable as of November 30, 2020 under agreements to repurchase repossessed inventory acquired by flooring companies as a result of default on floor plan financing arrangements by the Company's customers. These arrangements are described in Note 8 and do not have expiration dates. As the Company does not have access to information regarding the amount of inventory purchased from the Company, still on hand with the customer at any point in time, the Company’s repurchase obligations relating to inventory cannot be reasonably estimated. Losses, if any, would be the difference between the repossession cost and the resale value of the inventory. There have been no repurchases through November 30, 2020 under these agreements and the Company is not aware of any pending customer defaults or repossession obligations. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to these inventory repurchase obligations is remote.

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

Under the separation and distribution agreement, SYNNEX agreed to indemnify Concentrix, each of its subsidiaries and each of their respective directors, officers and employees from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to SYNNEX as part of the Separation. Similarly, Concentrix agreed to indemnify SYNNEX, each of its subsidiaries and each of their respective directors, officers and employees from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to Concentrix as part of the Separation. SYNNEX expects Concentrix to fully perform under the terms of the separation and distribution agreement.

Under the separation and distribution agreement, SYNNEX and Concentrix agreed to cooperate with each other in managing litigation related to both companies' businesses. The separation and distribution agreement also included provisions that assign to each company responsibility for managing pending and future litigation related to the general corporate matters of SYNNEX arising prior to the Separation.

The Company does not believe that the above commitments and contingencies will have a material adverse effect on the Company’s results of operations, financial position or cash flows.

Table of Content

NOTE 17—SUBSEQUENT EVENTS:

As described in Note 1, on December 1, 2020, the Company completed the previously announced separation of Concentrix, its customer experience services businesses, into an independent public company in a tax-free transaction for federal income tax purposes. In order to present the impact of the Separation, the Company has prepared the following unaudited pro forma condensed consolidated balance sheet as if the Separation occurred on November 30, 2020. The unaudited pro forma condensed consolidated balance sheet has been prepared for illustrative and informational purposes only and does not purport to project the future financial position of SYNNEX following the completion of the Separation. The pro forma adjustments include classification of intercompany balances as third party balances and a charge to SYNNEX’ consolidated retained earnings to reflect the distribution of Concentrix stock to its stockholders.

Pro forma SYNNEX
ASSETS
Current assets:
Cash and cash equivalents	$1,412,016
Accounts receivable, net	2,808,125
Receivable from vendors, net	286,327
Inventories	2,684,076
Other current assets	180,343
Total current assets	7,370,887
Property and equipment, net	157,645
Goodwill	423,885
Intangible assets, net	186,047
Deferred tax assets	39,636
Other assets	138,069
Total assets	$8,316,169

LIABILITIES AND EQUITY
Current liabilities:
Borrowings, current	$124,958
Accounts payable	3,753,634
Accrued compensation and benefits	103,075
Other accrued liabilities	618,616
Income taxes payable	46,363
Total current liabilities	4,646,647
Long-term borrowings	1,496,700
Other long-term liabilities	130,296
Deferred tax liabilities	5,836
Total liabilities	6,279,478
Stockholders' equity	2,036,692
Total liabilities and equity	$8,316,169

As described in Note 3, on January 11, 2021, the Company declared the reinstatement of a quarterly cash dividend.

Table of Content

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

The following table presents selected unaudited consolidated financial results for each of the eight quarters in the two-year period ended November 30, 2020. In the Company’s opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary to fairly state the financial information for the periods presented.

	Fiscal Year 2020 Three Months Ended				Fiscal Year 2019 Three Months Ended
Statements of Operations Data: (currency and share amounts in thousands, except per share amounts)	Feb. 29, 2020	May 31, 2020	Aug. 31, 2020	Nov. 30, 2020	Feb. 28, 2019	May 31, 2019	Aug. 31, 2019	Nov. 30, 2019
(Amounts may not add due to rounding)
Revenue:
Products	$4,081,024	$4,470,928	$5,306,361	$6,118,571	$4,080,684	$4,567,072	$5,047,968	$5,374,241
Services	1,183,173	1,061,711	1,158,421	1,295,373	1,168,769	1,155,816	1,155,690	1,207,052
Total revenue	5,264,198	5,532,639	6,464,782	7,413,944	5,249,453	5,722,889	6,203,659	6,581,293
Cost of revenue:
Products	(3,825,920)	(4,196,312)	(5,008,881)	(5,751,929)	(3,833,117)	(4,297,096)	(4,746,197)	(5,036,301)
Services	(739,934)	(718,514)	(747,809)	(838,660)	(737,415)	(727,324)	(731,472)	(750,453)
Gross profit	698,345	617,812	708,092	823,355	678,921	698,468	725,990	794,539
Selling, general and administrative expenses	(509,690)	(506,088)	(498,956)	(502,768)	(516,958)	(523,813)	(517,135)	(526,251)
Operating income	188,655	111,724	209,136	320,588	161,963	174,655	208,855	268,288
Interest expense and finance charges, net	(36,376)	(33,921)	(28,749)	(28,290)	(41,606)	(43,144)	(42,945)	(38,726)
Other income (expense), net	2,380	1,466	(567)	(2,004)	(695)	21,546	(1,087)	10,599
Income before income taxes	154,659	79,270	179,819	290,294	119,662	153,057	164,823	240,161
Provision for income taxes	(32,075)	(22,310)	(45,356)	(75,142)	(32,556)	(38,584)	(41,691)	(64,160)
Net income	$122,584	$56,960	$134,464	$215,152	$87,106	$114,473	$123,132	$176,001
Earnings per common share:
Basic	$2.38	$1.11	$2.61	$4.17	$1.70	$2.24	$2.41	$3.44
Diluted	$2.36	$1.10	$2.60	$4.14	$1.69	$2.23	$2.40	$3.41
Weighted-average common shares outstanding - basic	50,815	50,849	50,890	51,048	50,706	50,675	50,601	50,693
Weighted-average common shares outstanding - diluted	51,232	51,047	51,241	51,432	50,927	50,939	50,845	51,032
Cash dividends declared per share	$0.400	$—	$—	$—	$0.375	$0.375	$0.375	$0.375

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

Table of Content

SYNNEX CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal Years Ended November 30, 2020, 2019 and 2018

(in thousands)

(Amounts may not add due to rounding)

		Additions/Deductions
	Balances at Beginning of Fiscal Year	Charged to Revenue and Expense, net	Additions from Acquisitions	Reclassifications and Write-offs	Balances at End of Fiscal Year
Fiscal Year Ended November 30, 2018
Allowance for sales returns-gross	$53,139	$7,917	$—	$(1,869)	$59,186
Allowance for deferred tax assets	18,604	(2,555)	45,791	—	61,840
Fiscal Year Ended November 30, 2019
Allowance for sales returns-gross	$59,186	$20,875	—	$(4)	$80,057
Allowance for deferred tax assets	61,840	5,361	—	(16,083)	51,118
Fiscal Year Ended November 30, 2020
Allowance for sales returns-gross	$80,057	$17,385	$—	$183	$97,625
Allowance for deferred tax assets	51,118	639	—	(261)	51,496

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

Changes in internal control over financial reporting

The COVID-19 pandemic driven remote working arrangement did not have any material impact on our internal controls over financial reporting. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the last fiscal year covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Table of Content

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption “Election of Directors” “Corporate Governance -- Organization of the Board of Directors” contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2021 Annual Meeting of Stockholders to be held on March 16, 2021 (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Information About Our Executive Officers.”

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the information under the captions “Corporate Governance -- 2020 Directors Compensation Table,” “Corporate Governance -- Narrative to Directors Compensation Table,” “Executive Compensation,” and “Corporate Governance -- Compensation Committee Interlocks and Insider Participation” contained in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item with respect to security ownership of certain beneficial owners and management is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement.

Equity Compensation Plan Information

The following table sets forth certain information regarding our equity compensation plans as of November 30, 2020:

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)		Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders	683,544	(1)	$92.04	3,307,446	(2)(3)

(1)

Includes the number of shares to be issued under our 2003 and 2013 Plans. Please see Note 3 - Stockholders’ Equity of the Notes to the Consolidated Financial Statements for further information regarding the plans.

(2)

Includes the number of shares reserved for issuance under our 2020 Plan. The number of shares authorized for issuance under our 2020 Plan will not exceed the sum of (i) 2,493,196 shares of common stock plus (ii) any shares under the 2013 Plan that that are subject to outstanding awards to the extent those awards expire, terminate or are canceled for any reason prior to exercise without the issuance or delivery of such shares, any shares subject to vesting restrictions that are subsequently forfeited, and any reserved shares not issued or subject to outstanding awards and (iii) any shares that are subject to outstanding options under the 2003 Plan to the extent those options expire, terminate, or are canceled for any reason prior to exercise without the issuance or delivery of such shares, up to a maximum of 1,443,193 shares. Please see Note 3 - Stockholders’ Equity of the Notes to the Consolidated Financial Statements for further information regarding the SYNNEX Plans.

(3)

Includes 562,516 shares available-for-sale pursuant to our 2014 Employee Stock Purchase Plan. Shares of common stock will be purchased at a price equal to 95% of the fair market value per share of common stock on either the first trading day of the offering period or on the last trading day of the accumulation period, whichever is lower. See Note 3 - Stockholders’ Equity of the Notes to the Consolidated Financial Statements for further information regarding the 2014 Employee Stock Purchase Plan.

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

2.2

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

4.2

Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report in Form 10-K for the year ended November 30, 2019).

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

Table of Content

Exhibit Number	Description of Document

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

10.30#	SYNNEX Corporation 2014 Employee Stock Purchase Plan (incorporated by reference to the Company’s 2014 Proxy Statement on Schedule 14A (File No. 001-31892) filed on March 3, 2014).

Table of Content

Exhibit Number	Description of Document

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

Table of Content

Exhibit Number	Description of Document

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

10.58

Consent Letter, dated October 10, 2019, by and among SIT Funding Corporation, the lenders party thereto, and MUFG Bank, Ltd. f/k/a The Bank of Tokyo-Mitsubishi UFJ, Ltd., in connection with that certain Fourth Amended and Restated Receivables Funding and Administration Agreement, dated as of November 12, 2010, by and among SIT Funding Corporation, the lenders party thereto and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2019).

10.59#

Offer Letter, dated as of January 1, 2019, by and between the Company and Michael Urban (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 9, 2019).

10.60#	Amendment No. 1 to SYNNEX Corporation's 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 7, 2020).

Table of Content

Exhibit Number	Description of Document

10.61

Seventeenth Amendment to Fourth Amended and Restated Receivables Funding and Administration Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on April 7, 2020).

10.62

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

10.63

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

10.64

Forms of incentive award agreements related to the 2020 SYNNEX Corporation Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 9, 2020).

10.65

Credit Agreement, dated as of October 16, 2020, by and among Concentrix, the subsidiaries of Concentrix named therein, the lenders signatories thereto from time to time, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 22, 2020).

10.66

Twelfth Amendment to Credit Agreement dated as of October 16, 2020, by and among the Company, the subsidiaries of the Company named therein, the lenders signatories thereto from time to time, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 22, 2020).

10.67

Second Amendment to Credit Agreement dated as of October 16, 2020, by and among the Company, the subsidiaries of the Company named therein, the lenders signatories thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 22, 2020).

10.68

Receivables Financing Agreement, dated as of October 30, 2020, by and among Concentrix Receivables, Inc., as borrower, Concentrix Corporation, as initial servicer, the lenders party thereto, and PNC Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Concentrix Corporation Registration Statement on Form 10 filed on October 30, 2020 (File No. 001-39494)).

10.69

Receivables Purchase Agreement, dated as of October 30, 2020, by and among Concentrix Receivables, Inc., Concentrix Corporation, as servicer, and the subsidiaries of Concentrix Corporation named therein, as originators (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the Concentrix Corporation Registration Statement on Form 10 filed on October 30, 2020 (File No. 001-39494)).

10.70#	Offer Letter signed November 24, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 25, 2020).

10.71

Separation and Distribution Agreement between SYNNEX Corporation and Concentrix Corporation, dated as of November 30, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 2, 2020).+

10.72

Employee Matters Agreement between SYNNEX Corporation and Concentrix Corporation, dated as of November 30, 2020 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 2, 2020).

10.73

Tax Matters Agreement between SYNNEX Corporation and Concentrix Corporation, dated as of November 30, 2020 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 2, 2020).

10.74

Master Commercial Agreement between SYNNEX Corporation and Concentrix Corporation, dated as of December 1, 2020 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on December 2, 2020).

21.1	Subsidiaries of the Company.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see the signature page of this Report).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

Table of Content

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

Date: January 28, 2021

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

Name	Title	Date
/s/ Dennis Polk	President and Chief Executive Officer (Principal Executive Officer) and Director	January 28, 2021
Dennis Polk

/s/ Marshall W. Witt	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	January 28, 2021
Marshall W. Witt

/s/ Kevin Murai	Chairman of the Board	January 28, 2021
Kevin Murai

/s/ Dwight A. Steffensen	Lead Independent Director	January 28, 2021
Dwight A. Steffensen

/s/ Matthew F.C. Miau	Chairman Emeritus of the Board	January 28, 2021
Matthew F.C. Miau

/s/ Fred A. Breidenbach	Director	January 28, 2021
Fred A. Breidenbach

/s/ Hau Lee	Director	January 28, 2021
Hau Lee

/s/ Gregory L. Quesnel	Director	January 28, 2021
Gregory L. Quesnel

/s/ Thomas S. Wurster	Director	January 28, 2021
Thomas S. Wurster

/s/ Duane E. Zitzner	Director	January 28, 2021
Duane E. Zitzner

/s/ Andrea M. Zulberti	Director	January 28, 2021
Andrea M. Zulberti

/s/ Ann F. Vezina	Director	January 28, 2021
Ann F. Vezina
/s/ Laurie S. Hodrick	Director	January 28, 2021
Laurie S. Hodrick