Form 10-Q
period 2021-02-28
SYNNEX CORP
filed 2021-04-08
CIK 1177394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 31, 2021
Common Stock, $0.001 par value	51,852,193

SYNNEX CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SYNNEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(currency and share amounts in thousands, except par value)

(unaudited)

	February 28, 2021	November 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,443,748	$1,412,016
Accounts receivable, net	2,381,064	2,791,703
Receivables from vendors, net	261,982	286,327
Inventories	2,556,716	2,684,076
Other current assets	161,101	173,940
Current assets of discontinued operations	—	1,421,065
Total current assets	6,804,611	8,769,127
Property and equipment, net	155,869	157,645
Goodwill	423,989	423,885
Intangible assets, net	176,554	186,047
Deferred tax assets	36,303	39,636
Other assets, net	128,707	138,070
Noncurrent assets of discontinued operations	—	3,754,180
Total assets	$7,726,033	$13,468,590

LIABILITIES AND EQUITY
Current liabilities:
Borrowings, current	$135,804	$124,958
Accounts payable	3,116,095	3,751,240
Accrued compensation and benefits	75,021	103,075
Other accrued liabilities	579,316	618,616
Income taxes payable	62,073	46,363
Current liabilities of discontinued operations	—	985,840
Total current liabilities	3,968,308	5,630,092
Long-term borrowings	1,496,970	1,496,700
Other long-term liabilities	124,341	130,296
Deferred tax liabilities	7,116	5,836
Noncurrent liabilities of discontinued operations	—	1,866,807
Total liabilities	5,596,735	9,129,730
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 53,701 and 53,671 shares issued as of February 28, 2021 and November 30, 2020, respectively	54	54
Additional paid-in capital	1,596,598	1,591,536
Treasury stock, 2,547 and 2,538 shares as of February 28, 2021 and November 30, 2020, respectively	(192,010)	(191,216)
Accumulated other comprehensive income (loss)	(179,973)	(194,571)
Retained earnings	904,629	3,133,058
Total stockholders' equity	2,129,298	4,338,860
Total liabilities and equity	$7,726,033	$13,468,590

(Amounts may not add due to rounding)

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(currency and share amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	February 28, 2021	February 29, 2020
Revenue	$4,939,014	$4,081,024
Cost of revenue	(4,634,447)	(3,825,920)
Gross profit	304,567	255,105
Selling, general and administrative expenses	(162,820)	(154,660)
Operating income	141,748	100,445
Interest expense and finance charges, net	(22,838)	(18,792)
Other expense, net	(1,333)	(855)
Income from continuing operations before income taxes	117,576	80,798
Provision for income taxes	(29,754)	(12,284)
Income from continuing operations	87,822	68,514
Income from discontinued operations, net of taxes	—	54,070
Net income	$87,822	$122,584
Earnings per common share:
Basic
Continuing operations	$1.70	$1.33
Discontinued operations	—	1.05
Net income	$1.70	$2.38
Diluted
Continuing operations	$1.69	$1.32
Discontinued operations	—	1.04
Net income	$1.69	$2.36
Weighted-average common shares outstanding:
Basic	51,145	50,815
Diluted	51,563	51,232

(Amounts may not add due to rounding)

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(currency in thousands)

(unaudited)

	Three Months Ended
	February 28, 2021	February 29, 2020
Net income	$87,822	$122,584
Other comprehensive income (loss):
Change in unrealized gains or losses of defined benefit plans, net of taxes of $0 for both the three months ended February 28, 2021 and February 29, 2020	—	217
Unrealized gains (losses) on cash flow hedges during the period, net of taxes of $(38) and $9,963 for the three months ended February 28, 2021 and February 29, 2020, respectively	3,017	(24,984)
Reclassification of net (gains) losses on cash flow hedges to net income, net of tax expense (benefit) of $(2,539) and $347 for the three months ended February 28, 2021 and February 29, 2020, respectively	7,788	(1,194)
Total change in unrealized gains (losses) on cash flow hedges, net of taxes	10,805	(26,178)
Foreign currency translation adjustments, net of taxes of $(844) and $146 for the three months ended February 28, 2021 and February 29, 2020, respectively	(20)	(18,919)
Other comprehensive income (loss)	10,785	(44,880)
Comprehensive income	$98,607	$77,704

(Amounts may not add due to rounding)

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(currency in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	February 28, 2021	February 29, 2020
Total Stockholders' equity, beginning balance	$4,338,860	$3,788,450

Common stock and additional paid-in capital:
Beginning balance	1,591,590	1,545,474
Share-based compensation	4,887	8,789
Common stock issued for employee benefit plans	174	3,963
Ending balance	1,596,652	1,558,226

Treasury stock:
Beginning balance	(191,216)	(172,627)
Repurchases of common stock for tax withholdings on equity awards	(794)	(2,480)
Ending balance	(192,010)	(175,107)

Retained earnings:
Beginning balance	3,133,058	2,624,680
Separation of Concentrix	(2,305,982)	—
Net income	87,822	122,584
Cash dividends declared	(10,269)	(20,740)
Ending balance	904,629	2,726,524

Accumulated other comprehensive income (loss):
Beginning balance	(194,572)	(209,077)
Separation of Concentrix	3,813	—
Other comprehensive income (loss)	10,785	(44,880)
Ending balance	(179,973)	(253,957)

Total stockholders' equity, ending balance	$2,129,298	$3,855,688

Cash dividends declared per share	$0.20	$0.40

(Amounts may not add due to rounding)

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(currency in thousands)

(unaudited)

	Three Months Ended
	February 28, 2021	February 29, 2020
Cash flows from operating activities:
Net income	$87,822	$122,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,614	84,858
Share-based compensation	4,887	8,789
Provision for doubtful accounts	901	4,594
Deferred income taxes	612	(7,131)
Unrealized foreign exchange (gains) losses	1,576	(2,945)
Other	1,758	2,846
Changes in operating assets and liabilities, net of the impact of Concentrix separation:
Accounts receivable, net	427,052	619,254
Receivables from vendors, net	17,136	67,600
Inventories	126,927	(162,772)
Accounts payable	(636,045)	(613,821)
Other operating assets and liabilities	(23,264)	(65,717)
Net cash provided by operating activities	24,977	58,141
Cash flows from investing activities:
Purchases of property and equipment	(4,253)	(51,900)
Other	211	(2,404)
Net cash used in investing activities	(4,041)	(54,304)
Cash flows from financing activities:
Proceeds from borrowings	395,437	2,091,077
Repayments of borrowings	(382,415)	(2,002,975)
Dividends paid	(10,269)	(20,740)
Increase (decrease) in book overdraft	596	(1,278)
Proceeds from issuance of common stock	174	3,963
Repurchases of common stock for tax withholdings on equity awards	(794)	(2,480)
Net transfer of cash and cash equivalents to Concentrix	(149,948)	—
Net cash provided by (used in) financing activities	(147,219)	67,567
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,640	(1,300)
Net increase (decrease) in cash, cash equivalents and restricted cash	(124,645)	70,104
Cash, cash equivalents and restricted cash at beginning of period	1,568,870	231,149
Cash, cash equivalents and restricted cash at end of period	$1,444,225	$301,256
Supplemental disclosures of non-cash investing activities:
Accrued costs for property and equipment purchases	$354	$6,262
Supplemental disclosures of non-cash financing activities:
Net assets transferred to Concentrix	$2,322,598	$—

(Amounts may not add due to rounding)

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended February 28, 2021 and February 29, 2020

(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)

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

On December 1, 2020, the Company completed the previously announced separation of its customer experience services business (the “Separation”), in a tax-free transaction for federal income tax purposes, which was accomplished by the distribution of one hundred per cent of the outstanding common stock of Concentrix Corporation (“Concentrix”) to SYNNEX stockholders as of the close of business on November 17, 2020, the record date for the distribution. SYNNEX stockholders received one share of Concentrix common stock for every share of SYNNEX common stock held at the close of business on the record date. The Company distributed 51,602 shares of Concentrix common stock to its stockholders. Concentrix is now an independent public company trading under the symbol “CNXC” on the Nasdaq Stock Market. After the Separation, SYNNEX does not beneficially own any shares of Concentrix’ common stock. Beginning December 1, 2020, the Company no longer consolidates Concentrix within its financial results or reflects the financial results of Concentrix within its continuing results of operations.

The financial results of Concentrix for the three months ended February 29, 2020 are presented as Income from discontinued operations, net of taxes on the Consolidated Statements of Operations and its assets and liabilities as of November 30, 2020 are presented as discontinued operations on the Consolidated Balance Sheets. The historical statements of comprehensive income, cash flows and the balances related to stockholders' equity have not been revised to reflect the effect of the Separation. For further information on discontinued operations, see Note 3 - Discontinued Operations. Unless noted otherwise, discussion in the Notes to the Consolidated Financial Statements pertain to continuing operations.

In connection with the Separation, the Company and Concentrix entered into a separation and distribution agreement as well as various other agreements that provide a framework for the relationships between the parties going forward, including among others an employee matters agreement, a tax matters agreement, and a commercial agreement, pursuant to which Concentrix will continue to provide certain limited services to SYNNEX following the Separation.

The accompanying interim unaudited Consolidated Financial Statements as of February 28, 2021 and for the three months ended February 28, 2021 and February 29, 2020 have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. The amounts as of November 30, 2020 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2020.

Interim results of operations are not necessarily indicative of financial results for a full year, and the Company makes no representations related thereto. Certain columns and rows may not add due to the use of rounded numbers.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

For a discussion of the Company’s significant accounting policies, refer to the discussion in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2020. Accounting pronouncements adopted during the three months ended February 28, 2021 are discussed below.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. The Company evaluates these estimates on a regular basis and bases them on historical experience and on various assumptions that the Company believes are reasonable. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and work force participation and created volatility and disruption of financial markets, the impact of which was most acute during the second quarter of fiscal year 2020. As of February 28, 2021, due to the ongoing impact of the COVID-19 pandemic on the Company’s business, many of the estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, these estimates may change in future periods. Actual results could differ from the estimates.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three months ended February 28, 2021 and February 29, 2020

(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)

(unaudited)

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, accounts receivable, receivables from vendors and derivative instruments.

The Company’s cash and cash equivalents and derivative instruments are transacted and maintained with financial institutions with high credit standing, and their compositions and maturities are regularly monitored by management. Through February 28, 2021, the Company has not experienced any credit losses on such deposits and derivative instruments.

Accounts receivable include amounts due from customers, including related party customers. Receivables from vendors, net, includes amounts due from original equipment manufacturer (“OEM”) vendors primarily in the technology industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of its receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer and vendor risks. The company also considers risks attributed to COVID-19 in establishing the required allowances. Through February 28, 2021, such losses have been within management’s expectations.

One customer accounted for 18% and 19% of the Company’s total revenue during the three months ended February 28, 2021 and February 29, 2020, respectively. Products purchased from the Company’s largest OEM supplier, HP Inc., accounted for approximately 14% of total revenue during both the three months ended February 28, 2021 and February 29, 2020.

As of February 28, 2021 and November 30, 2020, one customer comprised 17% and 15%, respectively, of the consolidated accounts receivable balance.

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

Segments

Operating segments are based on components of the Company that engage in business activities that earn revenues and incur expenses (a) whose operating results are regularly reviewed by the Company’s chief operating decision maker to make decisions about resource allocation and performance and (b) for which discrete financial information is available.

The Company had two reportable segments: Technology Solutions and Concentrix. After giving effect to the Separation of the Concentrix segment, the Company now operates a single reportable segment, which represents an aggregation of four geographic operating segments of United States, Canada, Japan and Latin America. The company distributes peripherals, IT systems, including data center servers, system components, software, networking, communications and security equipment, consumer electronics and complementary products to a variety of customers, including value-added resellers, system integrators and retailers. The company also designs and integrates data center equipment built specific to the customers' data center environment.

Revenue Recognition

The Company generates revenue primarily from the sale of various IT products.

The Company recognizes revenues from the sale of IT hardware and software as control is transferred to customers, which is at the point in time when the product is shipped or delivered. The Company accounts for a contract with a customer when it has written approval, the contract is committed, the rights of the parties, including payment terms, are identified, the contract has commercial substance and consideration is probable of collection. Binding purchase orders from customers together with agreement to the Company's terms and conditions of sale by way of an executed agreement or other signed documents are considered to be the contract with a customer. Products sold by the Company are delivered via shipment from the Company’s facilities, drop-shipment directly from the vendor, or by electronic delivery of software products. In situations where arrangements include customer acceptance provisions, revenue is recognized when the Company can objectively verify the products comply with specifications underlying acceptance and the customer has control of the products. Revenue is presented net of taxes collected from customers and remitted to government authorities. The Company generally invoices a customer upon shipment, or in accordance with specific contractual provisions. Payments are due as per contract terms and do not contain a significant financing component. Service revenues represents less than 10% of the total net sales for the periods presented.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three months ended February 28, 2021 and February 29, 2020

(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)

(unaudited)

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

Recently adopted accounting pronouncements

In August 2018, the Financial Accounting Standard Board (“FASB”) issued new guidance to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The amendment requires the Company to disclose the weighted-average interest crediting rates used in cash balance pension plans. It also requires the Company to disclose the reasons for significant changes in the benefit obligation or plan assets including significant gains and losses affecting the benefit obligation for the period. The adoption of this new guidance did not have a material impact on the Company's Consolidated Financial Statements.

In August 2018, the FASB issued guidance to improve the effectiveness of fair value measurement disclosures by removing or modifying certain disclosure requirements and adding other requirements. Certain amendments should be applied prospectively, while all other amendments should be applied retrospectively to all periods presented. This guidance was applicable to the Company at the beginning of fiscal year 2021 and its adoption did not have a material impact on the Company's Consolidated Financial Statements.

In June 2016, the FASB issued a new credit loss standard that replaces the incurred loss impairment methodology in current GAAP. The new impairment model requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other instruments. This new standard is to be adopted by way of a cumulative-effect adjustment to retained earnings as of the beginning of the first effective reporting period. This guidance was applicable to the Company at the beginning of fiscal year 2021 and its adoption did not have a material impact on the Company's Consolidated Financial Statements.

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

NOTE 3—DISCONTINUED OPERATIONS:

The following table summarizes the financial results from discontinued operations of Concentrix included in the Consolidated Statement of Operations:

February 29, 2020
Revenue	$1,188,619
Costs and expenses	(1,100,409)
Interest expense and finance charges and others, net	(14,349)
Income from discontinued operations before taxes	$73,861
Provision for income taxes	(19,791)
Income from discontinued operations, net of taxes	$54,070

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three months ended February 28, 2021 and February 29, 2020

(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)

(unaudited)

There were no revenues earned or cost and expenses incurred of discontinued operations during the three months ended February 28, 2021. There were no non-cash items or capital expenditures of discontinued operations during the three months ended February 28,2021. For the three months ended February 29, 2020, significant non-cash items and capital expenditures of discontinued operations included in the consolidated statement of cash flows are outlined below:

Three Months Ended February 29, 2020
Operating activities:
Depreciation and amortization	$68,794
Share-based compensation	4,191
Provision for doubtful accounts	1,501
Deferred income taxes	(7,036)
Unrealized foreign exchange (gains) losses	(3,180)
Investing activities:
Purchases of property and equipment	$43,888

The following table presents assets and liabilities that were transferred to Concentrix as of December 1, 2020 and presented as discontinued operations in the Consolidated Balance Sheet as of November 30, 2020:

November 30, 2020
Cash and cash equivalents	$152,656
Accounts receivable, net	1,079,086
Other current assets	189,323
Current assets of discontinued operations	1,421,065
Property and equipment, net	451,649
Goodwill	1,836,050
Intangible assets, net	798,959
Deferred tax assets	47,423
Other assets	620,099
Noncurrent assets of discontinued operations	3,754,180
Borrowings, current	33,756
Accounts payable	140,575
Accrued compensation and benefits	419,715
Other accrued liabilities	371,069
Income taxes payable	20,725
Current liabilities of discontinued operations	985,840
Long-term borrowings	1,111,362
Other long-term liabilities	601,885
Deferred tax liabilities	153,560
Noncurrent liabilities of discontinued operations	$1,866,807

In connection with the Separation, $3,813 of accumulated other comprehensive income, net of income taxes, related to foreign currency translation adjustments, cash flow hedges and the pension plan obligation was transferred to Concentrix on the Separation date. Refer to Note 5 - Balance Sheet Components for more information.

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

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three months ended February 28, 2021 and February 29, 2020

(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)

(unaudited)

The following table summarizes the number of share-based awards granted under the Company’s stock incentive plans, during the three months ended February 28, 2021 and February 29, 2020, and the measurement-date fair value of those awards:

	Three Months Ended
	February 28, 2021		February 29, 2020
	Shares awarded	Fair value of grants	Shares awarded	Fair value of grants
Stock options	98	$2,995	—	$—
Restricted stock awards	239	21,638	5	757
Restricted stock units	99	7,662	—	25
	436	$32,295	5	$782

The Company recorded share-based compensation expense in the Consolidated Statements of Operations for the three months ended February 28, 2021 and February 29, 2020 as follows:

	Three Months Ended
	February 28, 2021	February 29, 2020
Total share-based compensation (recorded in selling, general and administrative expenses)	$4,887	$4,599
Tax benefit recorded in the provision for income taxes	(1,222)	(1,148)
Effect on net income	$3,665	$3,451

In connection with the Separation, as required by the SYNNEX stock incentive plans, the Company made certain adjustments to outstanding employee equity awards with the intention of preserving the intrinsic value of the awards prior to the Separation. There were 1,452 awards outstanding at November 30, 2020. In accordance with the employee matters agreement, each exercisable and non-exercisable stock option and unvested restricted stock award was modified into similar awards of both SYNNEX and Concentrix and the exercise price of outstanding stock options was adjusted to preserve the intrinsic value of the awards. Certain restricted stock units and performance-contingent awards were modified to provide the holders restricted stock units and performance contingent awards in the company that employs such employee following the Separation. When settled wholly in the employer’s shares, the ratio was based on the closing stock price of SYNNEX at November 30, 2020 compared to the opening stock price of the respective entity on December 1, 2020. The options strike prices were adjusted in the same manner. The modification of these awards did not result in material incremental compensation cost.

NOTE 5—BALANCE SHEET COMPONENTS:

Cash, cash equivalents and restricted cash:

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	As of
	February 28, 2021	November 30, 2020
Cash and cash equivalents	$1,443,748	$1,412,016
Restricted cash included in other current assets	477	504
Cash, cash equivalents and restricted cash	$1,444,225	$1,412,520

Accounts receivable, net:

	As of
	February 28, 2021	November 30, 2020
Accounts receivable	$2,445,732	$2,859,064
Less: Allowance for doubtful accounts	(64,668)	(67,361)
Accounts receivable, net	$2,381,064	$2,791,703

Receivables from vendors, net:

	As of
	February 28, 2021	November 30, 2020
Receivables from vendors	$267,690	$291,453
Less: Allowance for doubtful accounts	(5,708)	(5,125)
Receivables from vendors, net	$261,982	$286,327

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three months ended February 28, 2021 and February 29, 2020

(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)

(unaudited)

Property and equipment, net:

	As of
	February 28, 2021	November 30, 2020
Land	$18,498	$18,400
Equipment, computers and software	146,530	143,791
Furniture and fixtures	30,356	30,355
Buildings, building improvements and leasehold improvements	148,509	147,830
Construction-in-progress	2,132	1,732
Total property and equipment, gross	$346,025	$342,108
Less: Accumulated depreciation	(190,156)	(184,464)
Property and equipment, net	$155,869	$157,645

Depreciation expense was $6,246 and $5,876 for the three months ended February 28, 2021 and February 29, 2020, respectively.

Goodwill:

Amount
Balance as of November 30, 2020	$423,885
Foreign exchange translation	104
Balance as of February 28, 2021	$423,989

Intangible assets, net:

	As of February 28, 2021			As of November 30, 2020
	Gross Amounts	Accumulated Amortization	Net Amounts	Gross Amounts	Accumulated Amortization	Net Amounts
Customer relationships and lists	$175,368	$(105,165)	$70,203	$175,812	$(101,095)	$74,717
Vendor lists	177,486	(86,313)	91,173	177,555	(82,187)	95,368
Trade name and others	28,312	(13,134)	15,178	28,349	(12,387)	15,962
Total	$381,166	$(204,612)	$176,554	$381,716	$(195,669)	$186,047

Amortization expense was $9,369 and $10,188, for the three months ended February 28, 2021 and February 29, 2020, respectively.

Estimated future amortization expense of the Company’s intangible assets is as follows:

Fiscal years ending November 30,
2021 (remaining nine months)	$27,887
2022	34,323
2023	30,524
2024	25,613
2025	22,168
Thereafter	36,039
Total	$176,554

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three months ended February 28, 2021 and February 29, 2020

(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)

(unaudited)

Accumulated other comprehensive income (loss):

The components of accumulated other comprehensive income (loss) (“AOCI”), net of taxes, were as follows:

	Unrecognized gains (losses) on defined benefit plans, net of taxes	Unrealized gains (losses) on cash flow hedges, net of taxes	Foreign currency translation adjustment and other, net of taxes	Total
Balance as of November 30, 2020	$(37,584)	$(60,147)	$(96,840)	$(194,571)
Transferred to Concentrix	38,655	(29,240)	(5,602)	3,813
Other comprehensive income (loss) before reclassification	—	3,017	(20)	2,997
Reclassification of (gains) losses from Other comprehensive income (loss)	—	7,788	—	7,788
Balance as of February 28, 2021	$1,071	$(78,582)	$(102,462)	$(179,973)

Refer to Note 6 - Derivative Instruments for the location of gains and losses reclassified from other comprehensive income to the Consolidated Statements of Operations. Reclassifications of amortization of actuarial (gains) losses of defined benefits plans is recorded in "Other income, net" in the combined statement of operations.

Foreign currency translation adjustment and other, net of taxes, is comprised of foreign currency translation adjustments and unrealized gains and losses on Concentrix’ available-for-sale debt securities prior to the Separation.

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

Cash Flow Hedges

The Company uses interest rate derivative contracts to economically convert a portion of its variable-rate debt to fixed-rate debt. The swaps have maturities at various dates through October 2023. Gains and losses on cash flow hedges are recorded in AOCI until the hedged item is recognized in earnings. Deferred gains and losses associated with cash flow hedges of interest payments are recognized in “Interest expense and Finance charges, net” in the same period as the related expense is recognized. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified into earnings in the period of de-designation. Any subsequent changes in fair value of such derivative instruments are recorded in earnings unless they are re-designated as hedges of other transactions.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three months ended February 28, 2021 and February 29, 2020

(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)

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

 Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The fair values of the Company’s derivative instruments are disclosed in Note 7 - Fair Value Measurements and summarized in the table below:

	Value as of
Balance Sheet Line Item	February 28, 2021	November 30, 2020
Derivative instruments not designated as hedging instruments:
Foreign exchange forward contracts (notional value)	$249,706	$274,181
Other current assets	3,439	209
Other accrued liabilities	671	3,232
Interest rate swap (notional value)	$—	$100,000
Other accrued liabilities	—	128
Derivative instruments designated as cash flow hedges:
Interest rate swaps (notional value)	$1,500,000	$1,500,000
Other accrued liabilities	102,277	115,598

Volume of Activity

The notional amounts of foreign exchange forward contracts represent the gross amounts of foreign currency, including, principally, the Canadian Dollar, the Japanese Yen, the Brazilian Real, the Colombian Peso, the Chilean peso, the Chinese Yuan, the Euro, and the Mexican Peso that will be bought or sold at maturity. The term and notional amount of interest rate swaps are determined based on management’s assessment of future interest rates and other factors such as debt maturities. The notional amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of the Company’s exposure to credit or market loss. The Company’s exposure to credit loss and market risk will vary over time as currency and interest rates change.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three months ended February 28, 2021 and February 29, 2020

(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)

(unaudited)

The Effect of Derivative Instruments on AOCI and the Consolidated Statements of Operations

The following table shows the gains and losses, before taxes, of the Company’s derivative instruments designated as cash flow hedges and not designated as hedging instruments in Other Comprehensive Income (“OCI”), and the Consolidated Statements of Operations for the periods presented:

	Location of Gains (Losses)	Three Months Ended,
	in Income	February 28, 2021	February 29, 2020
Interest expense and finance charges, net		(22,838)	(18,792)
Other expense, net		(1,333)	(855)

Derivative instruments designated as cash flow hedges:
Gains (losses) recognized in OCI on interest rate swaps		3,055	(32,597)
Total		$3,055	$(32,597)

Gains (losses) reclassified from AOCI into income:
Gains (losses) on interest rate swaps reclassified from AOCI into income	Interest expense and finance charges, net	(10,326)	(5,084)
Total		$(10,326)	$(5,084)

Derivative instruments not designated as hedging instruments:
Gains (losses) recognized from foreign exchange forward contracts, net(1)	Other expense, net	$(697)	$2,445
Gains (losses) recognized from interest rate swaps, net	Interest expense and finance charges, net	128	(571)
Total		$(569)	$1,874

(1)	The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies.

There were no material gain or loss amounts excluded from the assessment of effectiveness. Existing net losses in AOCI that are expected to be reclassified into earnings in the normal course of business within the next twelve months are $39,016.

Offsetting of Derivatives

The Company’s derivative instruments are generally governed by standard International Swaps and Derivatives Association, Inc. master agreements, which generally do not require the Company to post any collateral, and specify netting rights, and other customary provisions including events of defaults and termination rights.

In the Consolidated Balance Sheets, the Company does not offset derivative assets against liabilities in master netting arrangements. If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated Balance Sheets, the total derivative asset and liability positions would have been reduced by $2,528 each as of February 28, 2021 and $139 each as of November 30, 2020.

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

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three months ended February 28, 2021 and February 29, 2020

(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)

(unaudited)

The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	As of February 28, 2021				As of November 30, 2020
		Fair value measurement category				Fair value measurement category
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,722	$1,722	$—	$—	7,915	$7,915	$—	$—
Marketable equity securities	2,956	2,956	—	—	3,050	3,050	—	—
Forward foreign currency exchange contracts	3,439	—	3,439	—	209	—	209	—
Liabilities:
Forward foreign currency exchange contracts	$671	$—	$671	$—	$3,232	$—	$3,232	$—
Interest rate swaps	102,277	—	102,277	—	115,725	—	115,725	—

The Company’s cash equivalents consist primarily of highly liquid investments in money market funds and term deposits with maturity periods of three months or less. The carrying values of cash equivalents approximate fair value since they are near their maturity. Investments in marketable equity securities, primarily comprising investments in other companies’ equity securities as per local customary business practice, are recorded at fair value based on quoted market prices. The fair values of forward exchange contracts are measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. Fair values of interest rate swaps are measured using standard valuation models using inputs that are readily available in public markets, or can be derived from observable market transactions, including LIBOR spot and forward rates. The effect of nonperformance risk on the fair value of derivative instruments was not material as of February 28, 2021 and November 30, 2020.

The carrying values of accounts receivable, accounts payable and short-term debt approximate fair value due to their short maturities and interest rates which are variable in nature. The carrying value of the Company’s term loans approximate their fair value since they bear interest rates that are similar to existing market rates.

During the three months ended February 28, 2021, there were no transfers between the fair value measurement category levels.

NOTE 8—ACCOUNTS RECEIVABLE ARRANGEMENTS:

The Company has an uncommitted supply-chain financing program with a global financial institution under which trade accounts receivable of certain customers and their affiliates may be acquired, without recourse, by the financial institution. Available capacity under this program is dependent on the level of the Company’s trade accounts receivable with these customers and the financial institution’s willingness to purchase such receivables. As of February 28, 2021 and November 30, 2020, accounts receivable sold to and held by the financial institution under this program were $17,653 and $16,735, respectively. Discount fees related to the sale of trade accounts receivable under this facility are included in “Interest expense and finance charges, net” in the Consolidated Statements of Operations. During the three months ended February 28, 2021 and February 29, 2020, discount fees were not material to the Company’s results of operations.

SYNNEX Japan, the Company’s Japanese subsidiary, has arrangements with financial institutions for the sale and financing of approved accounts receivable and notes receivable. The amounts outstanding under these arrangements that were sold, but not collected, as of February 28, 2021 and November 30, 2020 were $63,240 and $5,798, respectively. Discount fees related to the sale of trade accounts and notes receivable under this facility are included in “Interest expense and finance charges, net” in the Consolidated Statements of Operations. During the three months ended February 28, 2021 and February 29, 2020, discount fees were not material to the Company’s results of operations.

The Company also has other financing agreements in North America with financial institutions (“Flooring Companies”) to allow certain customers of the Company to finance their purchases directly with the Flooring Companies. Under these agreements, the Flooring Companies pay to the Company the selling price of products sold to various customers, less a discount, within approximately 15 to 30 days from the date of sale. The Company is contingently liable to repurchase inventory sold under flooring agreements in the event of any default by its customers under the agreement and such inventory being repossessed by the Flooring Companies. See Note 16 - Commitments and Contingencies for further information.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three months ended February 28, 2021 and February 29, 2020

(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)

(unaudited)

The following table summarizes the net sales financed through flooring agreements and the flooring fees incurred:

	Three Months Ended
	February 28, 2021	February 29, 2020
Net sales financed	$513,584	$402,541
Flooring fees(1)	3,333	2,782

(1)	Flooring fees are included within “Interest expense and finance charges, net.”

As of February 28, 2021 and November 30, 2020, accounts receivable subject to flooring agreements were $42,391 and $49,461, respectively.

NOTE 9—BORROWINGS:

Borrowings consist of the following:

	As of
	February 28, 2021	November 30, 2020
SYNNEX Japan credit facility - revolving line of credit component	$45,041	$31,627
SYNNEX Japan credit agreement - current portion of term loan component	65,685	67,088
Other borrowings	25,078	26,243
Borrowings, current	$135,804	$124,958

SYNNEX United States credit agreement - term loan component	$500,000	$500,000
SYNNEX United States term loan credit agreement	1,000,000	1,000,000
Other term debt	—	85
Long-term borrowings, before unamortized debt discount and issuance costs	$1,500,000	$1,500,085
Less: unamortized debt discount and issuance costs	(3,030)	(3,385)
Long-term borrowings	$1,496,970	$1,496,700

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

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three months ended February 28, 2021 and February 29, 2020

(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)

(unaudited)

SYNNEX Canada accounts receivable securitization arrangement

SYNNEX Canada Limited (“SYNNEX Canada”), the Company's subsidiary in Canada, has an accounts receivable securitization program with a bank to provide additional capital for its operations. In March 2020, SYNNEX Canada renewed this agreement to mature in May 2023. Under the terms of this program, SYNNEX Canada can borrow up to CAD100,000, or $78,468, in exchange for the transfer of eligible trade accounts receivable, on an ongoing revolving basis. The program includes an accordion feature that allows SYNNEX Canada to request an increase in the bank's commitment up to an additional CAD50,000, or $39,234. Any amounts received under this arrangement are recorded as debt on the Company's Consolidated Balance Sheets and are secured by pledging all of the rights, title and interest in the receivables to the bank. The effective borrowing cost is based on the weighted-average of the Canadian Dollar Offered Rate plus a margin of 1.00% per annum and the prevailing lender commercial paper rates. In addition, prior to an event of termination, SYNNEX Canada is obligated to pay a program fee of 0.75% per annum based on the used portion of the commitment. After an event of termination, the program fee shall be the sum of the base rate and 2.50% per annum, based on the used portion of the commitment. SYNNEX Canada pays a fee of 0.40% per annum for any unused portion of the commitment up to CAD60,000, or $47,081, and when the unused portion exceeds CAD60,000, or $47,081, a fee of 0.55% per annum of the unused portion of the commitment. As of both February 28, 2021 and November 30, 2020, there was no outstanding balance under this arrangement.

The Company has guaranteed the performance obligations of SYNNEX Canada under this facility.

SYNNEX Japan credit facility

SYNNEX Japan has a credit agreement with a group of banks for a maximum commitment of JPY15,000,000 or $140,753. The credit agreement is comprised of a JPY7,000,000, or $65,685, term loan and a JPY8,000,000, or $75,068, revolving credit facility and expires in November 2021. The interest rate for the term loan and revolving credit facility is based on the Tokyo Interbank Offered Rate, plus a margin, which is based on the Company’s consolidated leverage ratio, and currently equals 0.70% per annum. The unused line fee on the revolving credit facility is currently 0.10% per annum based on the Company's consolidated current leverage ratio. The term loan can be repaid at any time prior to the expiration date without penalty. The Company has guaranteed the obligations of SYNNEX Japan under this facility.

SYNNEX United States credit agreement

In the United States, the Company has a senior secured credit agreement (as amended, the "U.S. Credit Agreement") with a group of financial institutions. The U.S. Credit Agreement includes a $600,000 commitment for a revolving credit facility and a term loan in the original principal amount of $1,200,000. The Company may request incremental commitments to increase the principal amount of the revolving line of credit or term loan by $500,000, plus an additional amount which is dependent upon the Company's pro forma first lien leverage ratio, as calculated under the U.S. Credit Agreement. The U.S. Credit Agreement matures in September 2022. At November 30, 2020, in connection with the Separation, the Company partially repaid $535,000 of the term loan, using funds drawn by Concentrix from its borrowing arrangements. The remaining outstanding principal of the term loan is payable on maturity. Interest on borrowings under the U.S. Credit Agreement can be based on LIBOR or a base rate at the Company's option, plus a margin. The margin for LIBOR loans ranges from 1.25% to 2.00% and the margin for base rate loans ranges from 0.25% to 1.00%, provided that LIBOR shall not be less than zero. The base rate is a variable rate which is the highest of (a) the Federal Funds Rate, plus a margin of 0.5%, (b) the rate of interest announced, from time to time, by the agent, Bank of America, N.A., as its “prime rate,” and (c) the Eurodollar Rate, plus 1.0%. The unused revolving credit facility commitment fee ranges from 0.175% to 0.30% per annum. The margins above the applicable interest rates and the revolving commitment fee for revolving loans are based on the Company’s consolidated leverage ratio, as calculated under the U.S. Credit Agreement. The Company’s obligations under the U.S. Credit Agreement are secured by substantially all of the parent company’s and its United States domestic subsidiaries’ assets on a pari passu basis with the interests of the lenders under the U.S. Term Loan Credit Agreement (defined below) pursuant to an intercreditor agreement and are guaranteed by certain of the Company's United States domestic subsidiaries.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three months ended February 28, 2021 and February 29, 2020

(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)

(unaudited)

SYNNEX United States term loan credit agreement

The Company has a senior secured term loan credit agreement (the “U.S. Term Loan Credit Agreement”) with a group of financial institutions in the original principal amount of $1,800,000. The U.S. Term Loan Credit Agreement matures in October 2023. At November 30, 2020, in connection with the Separation, the Company partially repaid $665,000 of the term loan, using funds drawn by Concentrix from its borrowing arrangements. The remaining outstanding principal is payable on maturity. Interest on borrowings under the U.S. Term Loan Credit Agreement can be based on LIBOR or a base rate at the Company’s option, plus a margin. The margin for LIBOR loans ranges from 1.25% to 1.75% and the margin for base rate loans ranges from 0.25% to 0.75%, provided that LIBOR shall not be less than zero. The base rate is a variable rate which is the highest of (a) 0.5% plus the greater of (x) the Federal Funds Rate in effect on such day and (y) the overnight bank funding rate in effect on such day, (b) the Eurodollar Rate plus 1.0% per annum, and (c) the rate of interest last quoted by The Wall Street Journal as the “Prime Rate” in the U.S. During the period in which the term loans were available to be drawn, the Company paid term loan commitment fees. The margins above the Company's applicable interest rates are, and the term loan commitment fee were, based on the Company's consolidated leverage ratio as calculated under the U.S. Term Loan Credit Agreement. The Company's obligations under the U.S. Term Loan Credit Agreement are secured by substantially all of the Company’s and certain of its domestic subsidiaries’ assets on a pari passu basis with the interests of the lenders under the existing U.S. Credit Agreement pursuant to an intercreditor agreement, and are guaranteed by certain of its domestic subsidiaries.

SYNNEX Canada revolving line of credit

SYNNEX Canada has an uncommitted revolving line of credit with a bank under which it can borrow up to CAD50,000, or $39,234. Borrowings under the facility are secured by eligible inventory and bear interest at a base rate plus a margin ranging from 0.50% to 2.25% depending on the base rate used. The base rate could be a Banker's Acceptance Rate, a Canadian Prime Rate, LIBOR or U.S. Base Rate. As of both February 28, 2021 and November 30, 2020, there were no borrowings outstanding under this credit facility.

Other borrowings and term debt

Other borrowings and term debt include lines of credit with financial institutions at certain locations outside the United States, factoring of accounts receivable with recourse provisions, capital leases, a building mortgage and book overdrafts. As of February 28, 2021, commitments for these revolving credit facilities aggregated $46,918. Interest rates and other terms of borrowing under these lines of credit vary by country, depending on local market conditions. Borrowings under these lines of credit facilities are guaranteed by the Company or secured by eligible accounts receivable.

The maximum commitment amounts for local currency credit facilities have been translated into United States Dollars at February 28, 2021 exchange rates.

Future principal payments

As of February 28, 2021, future principal payments under the above loans are as follows:

Fiscal Years Ending November 30,
2021 (remaining nine months)	$135,883
2022	500,000
2023	1,000,000
Total	$1,635,883

Interest expense and finance charges

The total interest expense and finance charges for the Company's borrowings were $24,305 and $37,449, for the three months ended February 28, 2021, and February 29, 2020, respectively. The variable interest rates ranged between 0.78% and 4.46% during the three months ended February 28, 2021 and between 0.77% and 5.25% during the three months ended February 29, 2020.

Covenant compliance

The Company's credit facilities have a number of covenants and restrictions that, among other things, require the Company to maintain specified financial ratios and satisfy certain financial condition tests. The covenants also limit the Company’s ability to incur additional debt, make intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase the Company’s stock, create liens, cancel debt owed to the Company, enter into agreements with affiliates, modify the nature of the Company’s business, enter into sale-leaseback transactions, make certain investments, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. As of February 28, 2021, the Company was in compliance with all material covenants for the above arrangements.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three months ended February 28, 2021 and February 29, 2020

(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)

(unaudited)

NOTE 10—EARNINGS PER COMMON SHARE:

The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended
	February 28, 2021	February 29, 2020
Basic earnings per common share:
Income from continuing operations attributable to common stockholders(1)	$86,933	$67,640
Income from discontinued operations attributable to common stockholders(1)	—	53,457
Net income attributable to common stockholders(1)	$86,933	$121,097

Weighted-average number of common shares - basic	51,145	50,815

Basic earnings per common share
Continuing operations	$1.70	$1.33
Discontinued operations	—	1.05
Total basic net earnings per share	$1.70	$2.38

Diluted earnings per common share:
Income from continuing operations attributable to common stockholders(1)	$86,940	$67,645
Income from discontinued operations attributable to common stockholders(1)	—	53,461
Net income attributable to common stockholders(1)	$86,940	$121,106

Weighted-average number of common shares - basic	51,145	50,815
Effect of dilutive securities:
Stock options and restricted stock units	418	417
Weighted-average number of common shares - diluted	51,563	51,232

Diluted earnings per common share
Continuing operations	$1.69	$1.32
Discontinued operations	—	1.04
Total basic net earnings per share	$1.69	$2.36

Anti-dilutive shares excluded from diluted earnings per share calculation	18	15
(1)	Restricted stock awards granted by the Company are considered participating securities. Income available to participating securities was immaterial in all periods presented.

NOTE 11—GEOGRAPHIC INFORMATION:

The Company attributes revenues from external customers to the country from where products are delivered. Shown below are the countries accounted for 10% or more of the Company’s revenue and property and equipment, net, for the periods presented:

	Three Months Ended
	February 28, 2021	February 29, 2020
Revenue:
United States	$3,633,178	$3,037,044
Canada	509,034	382,022
Others	796,802	661,958
Total	$4,939,014	$4,081,024

	As of
	February 28, 2021	November 30, 2020
Property and equipment, net:
United States	$123,689	$126,160
Others	32,180	31,485
Total	$155,869	$157,645

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three months ended February 28, 2021 and February 29, 2020

(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)

(unaudited)

NOTE 12—RELATED PARTY TRANSACTIONS:

The Company has a business relationship with MiTAC Holdings Corporation (“MiTAC Holdings”), a publicly-traded company in Taiwan, which began in 1992 when MiTAC Holdings became the Company's primary investor through its affiliates. As of both February 28, 2021 and November 30, 2020, MiTAC Holdings and its affiliates beneficially owned approximately 18% of the Company’s outstanding common stock. Mr. Matthew Miau, Chairman Emeritus of the Company’s Board of Directors and a director, is the Chairman of MiTAC Holdings and a director or officer of MiTAC Holdings’ affiliates.

Beneficial ownership of the Company’s common stock by MiTAC Holdings

As noted above, MiTAC Holdings and its affiliates in the aggregate beneficially owned approximately 18% of the Company’s outstanding common stock as of February 28, 2021. These shares are owned by the following entities:

As of February 28, 2021
MiTAC Holdings(1)	5,300
Synnex Technology International Corp.(2)	3,860
Total	9,160

_________________________

(1)

Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC Holdings. Excludes 190 shares held directly by Mr. Miau, 217 shares indirectly held by Mr. Miau through a charitable remainder trust, and 190 shares held by his spouse.

(2)

Synnex Technology International Corp. (“Synnex Technology International”) is a separate entity from the Company and is a publicly-traded corporation in Taiwan. Shares are held via Peer Development Ltd., a wholly-owned subsidiary of Synnex Technology International. MiTAC Holdings owns a noncontrolling interest of 14.05% in MiTAC Incorporated, a privately-held Taiwanese company, which in turn holds a noncontrolling interest of 15.3% in Synnex Technology International. Neither MiTAC Holdings nor Mr. Miau is affiliated with any person(s), entity, or entities that hold a majority interest in MiTAC Incorporated.

MiTAC Holdings generally has influence over the Company regarding matters submitted to stockholders for consideration, including any merger or acquisition of the Company. Among other things, this could have the effect of delaying, deterring or preventing a change of control over the Company.

The following table presents the Company's transactions with MiTAC Holdings and its affiliates for the periods indicated:

	Three Months Ended
	February 28, 2021	February 29, 2020
Purchases of inventories and services	$41,157	$43,245
Sale of products to MiTAC Holdings and affiliates	218	264
Payments made for rent and overhead costs for use of facilities of MiTAC Holdings and affiliates, net	32	30

The following table presents the Company’s receivable from and payable to MiTAC Holdings and its affiliates for the periods presented:

	February 28, 2021	November 30, 2020
Receivable from related parties (included in Accounts receivable, net)	$7,805	$26,133
Payable to related parties (included in Accounts payable)	16,650	49,603

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

NOTE 13—EMPLOYEE BENEFIT PLANS:

The Company has 401(k) plans in the United States under which eligible employees may contribute up to the maximum amount as provided by law. Employees become eligible to participate in these plans on the first day of the month after their employment date. The Company may make discretionary contributions under the plans. Employees in most of the Company's international subsidiaries are covered by

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three months ended February 28, 2021 and February 29, 2020

(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)

(unaudited)

government-mandated defined contribution plans. During the three months ended February 28, 2021 and February 29, 2020, the Company contributed $1,035 and $944, respectively, to defined contribution plans.

The Company has a deferred compensation plan for certain directors and officers. Distributions under the plan are subject to Section 409A of the United States Tax Code. The Company may invest balances in the plan in trading securities reported on recognized exchanges. As of February 28, 2021 and November 30, 2020, the deferred compensation liability balance was $4,662 and $4,628, respectively.

Defined Benefit Plans

The Company has a defined benefit pension plan for eligible employees in certain international subsidiaries. Benefits under these plans are primarily based on years of service and compensation during the years immediately preceding retirement or termination of participation in the plans. The plan assumptions are evaluated annually and are updated as deemed necessary.

During the three months ended February 28, 2021 and February 29, 2020, net periodic pension costs were $132 and $117, respectively, and the Company’s contribution was $0 for both the periods. The plans were underfunded by $1,239 and $1,328 as of February 28, 2021 and November 30, 2020, respectively.

NOTE 14—EQUITY:

Share repurchase program

In June 2020, the Board of Directors authorized a three-year $400,000 share repurchase program, effective July 1, 2020, pursuant to which the Company may repurchase its outstanding common stock from time to time in the open market or through privately negotiated transactions. As of February 29, 2021, the Company had not repurchased any shares under this program.

Dividends

On March 22, 2021, the Company announced a cash dividend of $0.20 per share payable on April 30, 2021 to stockholders of record as of April 16, 2021. Future dividends are subject to continued capital availability, compliance with the covenants and conditions in some of the Company's credit facilities and declaration by the Board of Directors in the best interest of the Company’s stockholders.

NOTE 15—LEASES:

The Company leases certain of its facilities and equipment under operating lease agreements, which expire in various periods through 2030. The Company’s finance leases are not material.

The following table presents the various components of lease costs.

	Three Months Ended
	February 28, 2021	February 29, 2020
Operating lease cost	$6,274	$5,472
Short-term lease cost	6	125
Variable lease cost	794	1,113
Sublease income	—	(7)
Total operating lease cost	$7,074	$6,703

The following table presents a maturity analysis of expected undiscounted cash flows for operating leases on an annual basis for the next five years and thereafter as of February 29, 2020:

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three months ended February 28, 2021 and February 29, 2020

(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)

(unaudited)

Fiscal Years Ending November 30,
2021 (remaining nine months)	$16,932
2022	19,914
2023	13,921
2024	10,390
2025	5,240
Thereafter	11,211
Total payments	$77,608
Less: imputed interest*	7,656
Total present value of lease payments	$69,952

*Imputed interest represents the difference between undiscounted cash flows and discounted cash flows.

The following amounts were recorded in the Company's Consolidated Balance Sheet as of:

Operating leases	Balance sheet location	February 28, 2021	November 30, 2020
Operating lease Right of Use ("ROU") assets	Other assets, net	$64,424	$70,575
Current operating lease liabilities	Other accrued liabilities	22,389	23,055
Noncurrent operating lease liabilities	Other long-term liabilities	47,563	53,130

The following table presents supplemental cash flow information related to the Company's operating leases for the three months ended February 28, 2021 and February 29, 2020. Cash payments related to variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

	Three months ended
Cash flow information	February 28, 2021	February 29, 2020
Cash paid for amounts included in the measurement of lease liabilities	$6,315	$5,448
Non-cash ROU assets obtained in exchange for lease liabilities (subsequent to initial adoption)	712	1,296

The weighted-average remaining lease term and discount rate were as follows:

	Three months ended
Operating lease term and discount rate	February 28, 2021	February 29, 2020
Weighted-average remaining lease term (years)	4.56	4.61
Weighted-average discount rate	4.17%	4.34%

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three months ended February 28, 2021 and February 29, 2020

(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)

(unaudited)

NOTE 16—COMMITMENTS AND CONTINGENCIES:

The Company was contingently liable as of February 28, 2021 under agreements to repurchase repossessed inventory acquired by flooring companies as a result of default on floor plan financing arrangements by the Company's customers. These arrangements are described in Note 8 - Accounts Receivable Arrangements and do not have expiration dates. As the Company does not have access to information regarding the amount of inventory purchased from the Company, still on hand with the customer at any point in time, the Company’s repurchase obligations relating to inventory cannot be reasonably estimated. Losses, if any, would be the difference between the repossession cost and the resale value of the inventory. There have been no repurchases through February 28, 2021 under these agreements and the Company is not aware of any pending customer defaults or repossession obligations. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to these inventory repurchase obligations is remote.

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

Under the separation and distribution agreement with Concentrix that was entered into in connection with the Separation, SYNNEX agreed to indemnify Concentrix, each of its subsidiaries and each of their respective directors, officers and employees from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to SYNNEX as part of the Separation. Similarly, Concentrix agreed to indemnify SYNNEX, each of its subsidiaries and each of their respective directors, officers and employees from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to Concentrix as part of the Separation. SYNNEX expects Concentrix to fully perform under the terms of the separation and distribution agreement.

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

Under the tax matters agreement with Concentrix that was entered into in connection with the Separation, if the spin-off fails to qualify for tax-free treatment, Concentrix is generally required to indemnify the Company for any taxes resulting from the spin-off (and related costs and other damages) to the extent such amounts result from (1) an acquisition of all or a portion of the Concentrix’ equity securities or assets by any means, (2) any action or failure to act by Concentrix after the distribution affecting the voting rights of Concentrix’ stock, (3) other actions or failures to act by Concentrix’, or (4) certain breaches of the Concentrix’ agreements and representations in the tax matters agreement.

The Company does not believe that the above commitments and contingencies will have a material adverse effect on the Company's results of operations, financial position or cash flows.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three months ended February 28, 2021 and February 29, 2020

(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)

(unaudited)

NOTE 17—SUBSEQUENT EVENTS:

  Merger Agreement

On March 22, 2021, the Company announced that it had entered into a merger agreement to acquire 100% of the parent company of Tech Data Corporation, a Delaware Corporation ("Tech Data") in a cash and stock transaction (the "Merger"). The consideration payable to the stockholder that owns Tech Data in connection with the Merger (the “Merger Consideration”) consists of $1,610,000 of cash and 44,000 shares of common stock of SYNNEX, plus cash in lieu of any fractional shares of SYNNEX stock, without interest. Following the proposed Merger, the sole stockholder of Tech Data will own approximately 45% of SYNNEX stock on a fully diluted basis, based on our shares outstanding as of February 28, 2021. If the Merger is not consummated, then under certain circumstances the Company would be obligated to pay Tech Data a termination fee ranging from $40,867 to $131,683. Either party can terminate the Merger agreement if certain matters are not approved by the SYNNEX’ stockholders, in which case, SYNNEX may be obligated to pay Tech Data a fee equal to the reasonable fees, costs and other expenses directly related to the Merger, or in certain circumstances, the termination fee.

The Merger is expected to create a global IT distribution leader with significant breadth and depth of product offerings, services and logistic capabilities. For the twelve months ended January 31, 2020, Tech Data generated approximately $37 billion in revenue and approximately $375 million of net income.

Completion of the Merger is subject to the approval by the Company's stockholders of the shares to be issued as consideration and related amendments to the Company’s certificate of incorporation, approval by the New York Stock Exchange of the listing of the SYNNEX stock to be issued as consideration, and other customary closing conditions, including expiration of the federal Hart-Scott-Rodino Antitrust Improvements Act of 1976 waiting period and certain foreign regulatory approvals. The Company expects the transaction to close in the second half of the calendar year 2021.

  Debt Commitment Letter

In connection with the Merger, the Company entered into a debt commitment letter (the “Commitment Letter”), dated March 22, 2021, with Citigroup Global Markets Inc. (“Citi”), pursuant to which Citi has committed to provide (i) a $4,000,000 364-day senior unsecured term bridge facility and (ii) a $3,500,000 364-day senior unsecured revolving credit facility, each subject to the satisfaction of certain customary closing conditions including the consummation of the proposed Merger (the “Bridge Facility”). The Bridge Facility is available to (i) pay for a portion of the Merger Consideration, (ii) directly or indirectly pay, repay, repurchase, or settle, as applicable, certain existing indebtedness of the Company and its subsidiaries and Tech Data and its subsidiaries, and (iii) to pay the costs and expenses related to the Mergers, the Bridge Facility and the transactions being entered into or otherwise contemplated in connection therewith.

If the Company utilizes the Bridge Facility, amounts drawn thereunder will bear interest at an annual rate equal to LIBOR plus a margin which may initially range from 1.125% to 1.750%, depending on SYNNEX’ debt rating, which margin will be increased by 0.25% for each 90 days that elapse after the closing of the Bridge Facility. The Company will pay commitment fees on the undrawn amount of this commitment ranging from 0.125% to 0.300% based upon SYNNEX’ debt rating. The Company will pay certain customary fees and expenses in connection with obtaining the Bridge Facility.

Additionally, prior to the completion of the proposed merger, the Company's ability to issue dividends outside its normal practice or repurchase shares of common stock is limited.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related Notes included elsewhere in this Report. Amounts in certain tables may not add or compute due to rounding.

When used in this Quarterly Report on Form 10-Q, or this “Report”, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “allows,” “can,” “may,” “could,” “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about market trends, our business model and our services, our business and market strategy, our separation of SYNNEX and Concentrix, future growth, including expansion of our product and service lines, our infrastructure, our investment in our information technology, or IT, systems, our employee hiring; and retention, the ownership interest of MiTAC Holdings Corporation or MiTAC Holdings, in us and its impact, our revenue, sources of revenue, our gross margins, our operating costs and results, timing of payment, the value of our inventory, our competition, including with Synnex Technology International Corp., our future needs for additional financing, the likely sources for such funding and the impact of such funding, concentration of customers and suppliers, customer and supplier contract terms, customer forecasts and its impact on us, relationships with our suppliers, adequacy of our facilities, ability to obtain comparable leases, ability to manage and communicate with international resources, ability to meet demand, managing inventory and our shipping costs, our legal proceedings, our operations and trends related thereto, our international operations, foreign currency exchange rates and hedging activities, expansion of our operations and related effects, our strategic acquisitions and divestitures of businesses and assets, including our proposed acquisition of Tech Data and the timing and impact thereof, revenue, cost of revenue and gross margin, our goodwill, seasonality of sales, changes in share price, adequacy of our cash resources to meet our capital needs, our debt and financing arrangements, including the impact of any change to our credit rating, cash held by our international subsidiaries and repatriation, changes in fair value of derivative instruments, our tax liabilities, adequacy of our disclosure controls and procedures, dependency on personnel, pricing pressures, cybersecurity and compliance with related rules and regulations, impact of rules and regulations affecting public companies, impact of our pricing policies, impact of economic and industry trends, changes to the markets in which we compete, impact of our accounting policies and recently issued accounting pronouncements, our estimates and assumptions, impact of inventory repurchase obligations and commitments and contingencies, our effective tax rates, impact of any impairment of our goodwill and intangible assets, our share repurchase and dividend program, our securitization programs, term loans, revolving credit lines and the Commitment letter, our investments in working capital and personnel and our succession planning. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed herein and risks related to the separation, the COVID-19 global pandemic, as well as the seasonality of the buying patterns of our customers, concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT, and consumer electronics or CE, industries, fluctuations in general economic conditions, change in the market for our customers' products, employee turnover, changes in value of foreign currencies and interest rates and other risk factors contained below under Part I, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We do not intend to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, unless otherwise required by law.

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

The historical results of operations and financial positions of Concentrix are reported as discontinued operations in our Consolidated Financial Statements. For further information on discontinued operations, see Note 3 - Discontinued Operations, to the Consolidated Condensed Financial Statements in Item 1 of Part I. Pursuant to the Separation of the Concentrix segment, we operate in a single reportable segment, which represents an aggregation of our four geographic operating segments of United States, Canada, Japan and Latin America.

We distribute peripherals, information technology (“IT”) systems including data center server and storage solutions, system components, software, networking, communications and security equipment, consumer electronics (“CE”) and complementary products. We also provide systems design and integration solutions.

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

Our business is characterized by low gross profit as a percentage of revenue, or gross margin, and low income from operations as a percentage of revenue, or operating margin. The market for IT and CE products is generally characterized by declining unit prices and short product life cycles. We set our sales price based on the market supply and demand characteristics for each particular product or bundle of products we distribute and services we provide.

In our business, we are highly dependent on the end-market demand for IT and CE products, and on our partners’ strategic initiatives and business models. This end-market demand is influenced by many factors including the introduction of new IT and CE products and software by OEMs, replacement cycles for existing IT and CE products, trends toward cloud computing, overall economic growth and general business activity. A difficult and challenging economic environment may also lead to consolidation or decline in the IT and CE industries and increased price-based competition.

We have been in business since 1980 and are headquartered in Fremont, California. We have significant operations in North and South America, Asia-Pacific, Europe and Africa. We were originally incorporated in the State of California as COMPAC Microelectronics, Inc. in November 1980, and we changed our name to SYNNEX Information Technologies, Inc. in February 1994. We later reincorporated in the State of Delaware under the name of SYNNEX Corporation in October 2003. As of February 28, 2021, we had over 8,700 full-time and temporary employees worldwide.

In December 2019, there was an outbreak of a new strain of coronavirus (“COVID-19”). In March 2020, the World Health Organization characterized COVID-19 as a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and workforce participation, including our own, and created significant volatility and disruption of financial markets. The impact of the COVID-19 pandemic on our business is discussed at the appropriate places in the discussion of the results of our operations for the three months ended February 28, 2021. The disruptions due to COVID-19 have impacted our business including logistics operations. We are unable to predict how long these conditions will persist, what additional measures may be introduced by governments, vendors or customers and the effect of any such additional measures on our business. As a result, many of the estimates and assumptions involved in the preparation of the financial statements included in this report on Form 10-Q, required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve with respect to the pandemic, our estimates may materially change in future periods.

Critical Accounting Policies and Estimates

During the three months ended February 28, 2021, there were no material changes to our critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2020, except as such policies relate to the Concentrix business.

During the three months ended February 28, 2021, we adopted certain other new accounting pronouncements. The impact of adoption of these pronouncements was not material to our consolidated financial statements. See Note 2 - Summary of Significant Accounting Policies to our Consolidated Financial Statements for further information.

Acquisitions

We continually seek to augment organic growth in our business with strategic acquisitions of businesses and assets that complement and expand our existing capabilities. We also divest businesses that we deem no longer strategic to our ongoing operations. We seek to acquire new OEM relationships, enhance our supply chain and integration capabilities, the services we provide to our customers and OEM suppliers, and expand our geographic footprint. We are also strategically focused on further increasing our scale to support our customers.

Pending Merger

On March 22, 2021, we announced that we had entered into a merger agreement to acquire 100% of the parent company of Tech Data Corporation, a Delaware Corporation ("Tech Data") in a cash and stock transaction (the "Merger"). The consideration payable to the stockholder that owns Tech Data consists of $1.61 billion of cash and 44 million shares of our common stock, plus cash in lieu of any fractional shares of our stock, without interest (the “Merger Consideration”). Following the proposed transaction, the sole stockholder of Tech Data will own approximately 45% of our stock on a fully diluted basis as of February 28, 2021. If the Merger is not consummated, then under certain circumstances we would be obligated to pay Tech Data a termination fee ranging from $40.9 million to $131.7 million. Either party can terminate the Merger agreement if certain matters are not approved by our stockholders, in which case, we may be obligated to pay Tech Data a fee equal to the reasonable fees, costs and other expenses directly related to the Merger, or in certain circumstances, the termination fee.

The Merger is expected to create a global IT distribution leader with significant breadth and depth of product offerings, services and logistic capabilities. For the twelve months ended January 31, 2020, Tech Data generated approximately $37 billion in revenue and approximately $375 million of net income.

In connection with the Merger, we also entered into a commitment letter that includes a commitment for a 364-day $4.0 billion senior unsecured term bridge loan and a 364-day $3.5 billion senior unsecured revolving credit facility, subject to customary conditions, in order to finance a portion of the proposed acquisition, if necessary.

Completion of the Merger is subject to the approval by our stockholders of the stock to be issued as consideration and related amendments to our certificate of incorporation, approval by the New York Stock Exchange of the listing of our stock to be issued as consideration, and other customary closing conditions, including expiration of the federal Hart-Scott-Rodino Antitrust Improvements Act of 1976 waiting period and certain foreign regulatory approvals. The transaction is expected to close in the second half of the calendar year 2021.

Results of Operations

The following table sets forth, for the indicated periods, data as percentages of total revenue:

	Three Months Ended
Statements of Operations Data:	February 28, 2021	February 29, 2020
Revenue	100.00%	100.00%
Cost of Revenue	(93.83)%	(93.75)%
Gross profit	6.17%	6.25%
Selling, general and administrative expenses	(3.30)%	(3.79)%
Operating income from continuing operations	2.87%	2.46%
Interest expense and finance charges, net	(0.46)%	(0.46)%
Other income (expense), net	(0.03)%	(0.02)%
Income from continuing operations before income taxes	2.38%	1.98%
Provision for income taxes	(0.60)%	(0.30)%
Income from continuing operations	1.78%	1.68%
Income from discontinued operations, net of taxes	0.00%	1.32%
Net income	1.78%	3.00%

The financial results of the former Concentrix business are presented as income from discontinued operations, net of taxes in the Statements of Operations data.

In addition, in the second half of 2021, we expect a decrease in our revenue by up to approximately $600 million a quarter due to a customer moving to a consignment model where we will provide integration services on an agency basis.

Due to the ongoing impact of the COVID-19 pandemic, current results and financial condition discussed herein may not be indicative of future operating results and trends.

Certain non-GAAP financial information

In addition to disclosing financial results that are determined in accordance with GAAP, we also disclose certain non-GAAP financial information, including:

•

Revenue in constant currency, which is revenue adjusted for the translation effect of foreign currencies so that certain financial results can be viewed without the impact of fluctuations in foreign currency exchange rates, thereby facilitating period-to-period comparisons of our business performance. Revenue in constant currency is calculated by translating the revenue for the three months ended February 28, 2021 in the billing currency using their comparable prior period currency conversion rate. Generally, when the dollar either strengthens or weakens against other currencies, the growth at constant currency rates or adjusting for currency will be higher or lower than growth reported at actual exchange rates.

•	Non-GAAP operating income, which is operating income adjusted to exclude transaction-related and integration expenses, amortization of intangible assets and share-based compensation expense.
•	Non-GAAP operating margin, which is non-GAAP operating income, as defined above, divided by revenue.
•

Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) which is net income before interest, taxes, depreciation and amortization, adjusted to exclude other income (expense), net, transaction-related and integration expenses and share-based compensation expense.

•

Non-GAAP diluted earnings per common share (“EPS”), which is diluted EPS excluding the per share, tax effected impact of (i) transaction-related and integration expenses, (ii) amortization of intangible assets, (iii) share-based compensation.

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

In prior periods, SYNNEX has excluded other items relevant to those periods for purposes of its non-GAAP financial measures.

Non-GAAP Financial Information:

The following table provides the reconciliations of our most comparable GAAP measures to our non-GAAP measures presented:

	Three Months Ended
	February 28, 2021	February 29, 2020
	(in thousands, except per share amounts)
Revenue	$4,939,014	$4,081,024
Foreign currency translation	$(15,256)
Revenue in constant currency	$4,923,758	$4,081,024

Operating income	$141,748	$100,445
Transaction-related and integration expenses	—	291
Amortization of intangibles	9,369	10,188
Share-based compensation	4,887	4,599
Non-GAAP operating income	$156,004	$115,523

Operating margin	2.87%	2.46%
Non-GAAP operating margin	3.16%	2.83%

Net income	$87,822	$122,584
Interest expense and finance charges, net	22,838	18,792
Provision for income taxes	29,754	12,284
Depreciation	5,499	5,876
Amortization of intangibles	9,369	10,188
EBITDA	$155,282	$169,724
Other (income) expense, net	1,333	855
Transaction-related and integration expenses	—	291
Share-based compensation	4,887	4,599
Income from discontinued operations	—	(54,070)
Adjusted EBITDA	$161,502	$121,399

Diluted EPS from continuing operations	$1.69	$1.32
Transaction-related and integration expenses	—	0.01
Amortization of intangibles	0.18	0.20
Share-based compensation	0.09	0.09
Income taxes related to the above (1)	(0.07)	(0.19)
Non-GAAP diluted EPS from continuing operations	$1.89	$1.42

(1)	The tax effect of taxable and deductible non-GAAP adjustments was calculated using the effective year-to-date tax rate during the respective periods.

Three Months Ended February 28, 2021 and February 29, 2020

Revenue

	Three Months Ended
	February 28, 2021	February 29, 2020	Percent Change
	(in thousands)
Revenue	$4,939,014	$4,081,024	21.0%

Our revenue includes sales of products. We distribute a comprehensive range of products for the technology industry and design and integrate data center equipment. The prices of our products are highly dependent on the volumes purchased within a product category. The products we sell from one period to the next are often not comparable due to changes in product models, features and customer demand requirements.

Revenue increased during the three months ended February 28, 2021, as compared to the prior year period, due to broad-based demand for our products and solutions as the impact of COVID-19 related shelter-in-place restrictions continued to buoy remote work, learn and consumer needs.

Gross Profit

	Three Months Ended
	February 28, 2021	February 29, 2020	Percent Change
	(in thousands)
Gross profit	$304,567	$255,105	19.4%
Gross margin	6.17%	6.25%

Our gross margin is affected by a variety of factors, including competition, selling prices, mix of products and services, product costs along with rebate and discount programs from our suppliers, reserves or settlement adjustments, freight costs, inventory losses, acquisition of business units and fluctuations in revenue.

Our gross profit increased, during the three months ended February 28, 2021, as compared to the prior year period, due to higher revenue. The decrease in gross margin, as compared to the prior year period, is primarily due to product mix.

Selling, General and Administrative Expenses

	Three Months Ended
	February 28, 2021	February 29, 2020	Percent Change
	(in thousands)
Selling, general and administrative expenses	$162,820	$154,660	5.3%
Percentage of revenue	3.30%	3.79%

Our selling, general and administrative expenses consist primarily of personnel costs such as salaries, commissions, bonuses, share-based compensation and temporary personnel costs. Selling, general and administrative expenses also include cost of warehouses and other non-integration facilities, utility expenses, legal and professional fees, depreciation on certain of our capital equipment, bad debt expense, amortization of intangible assets, and marketing expenses, offset in part by reimbursements from our OEM suppliers.

During the three months ended February 28, 2021, selling, general and administrative expenses increased, compared to the prior year period, primarily due to higher employee related expenses due to COVID-19, partially offset by a decrease in amortization of intangible assets and a decrease in allowance for doubtful accounts. Selling, general and administrative expenses decreased as a percentage of revenue, compared to the prior year period, primarily due to scale.

Operating Income

	Three Months Ended
	February 28, 2021	February 29, 2020	Percent Change
	(in thousands)
Operating income	$141,748	$100,445	41.1%
Operating margin	2.87%	2.46%

Operating income and margin increased during the three months ended February 28, 2021, compared to the prior year period, primarily due to broad-based growth across our product portfolio and related scale efficiencies.

Interest Expense and Finance Charges, Net

	Three Months Ended
	February 28, 2021	February 29, 2020	Percent Change
	(in thousands)
Interest expense and finance charges, net	$22,838	$18,792	21.5%
Percentage of revenue	0.46%	0.46%

Amounts recorded in interest expense and finance charges, net, consist primarily of interest expense paid on our lines of credit and term loans, fees associated with third party accounts receivable flooring arrangements and the sale or pledge of accounts receivable through our securitization facilities, offset by income earned on our cash investments.

During the three months ended February 28, 2021, our interest expense and finance charges, net, increased compared to the prior year period, primarily due to an increase in the average outstanding borrowings primarily due to the distribution to our stockholders by way of funding Concentrix in connection with the Separation.

Other Expense, Net

	Three Months Ended
	February 28, 2021	February 29, 2020	Percent Change
	(in thousands)
Other expense, net	$(1,333)	$(855)	55.9%
Percentage of revenue	(0.03)%	(0.02)%

Amounts recorded as other income (expense), net include foreign currency transaction gains and losses, investment gains and losses, and other non-operating gains and losses, such as settlements received from class actions lawsuits.

The increase in other expense, net during the three months ended February 28, 2021, as compared to the prior year period, was primarily due to higher foreign currency exchange losses.

Provision for Income Taxes

	Three Months Ended
	February 28, 2021	February 29, 2020	Percent Change
	(in thousands)
Provision for income taxes	$29,754	$12,284	142.2%
Percentage of income from continuing operations before income taxes	25.31%	15.20%

Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions. Income taxes for the interim periods presented have been included in the accompanying Consolidated Financial Statements on the basis of an estimated annual effective tax rate.

During the three months ended February 28, 2021, our income tax expense increased compared to the prior year period, due to higher income during the three months ended February 28, 2021 and lower taxes in the prior year period due to tax benefits received from the exercising of stock options by employees and the reversal of uncertain tax positions.

Discontinued Operations

	Three Months Ended
	February 28, 2021	February 29, 2020	Percent Change
	(in thousands)
Income from discontinued operations, net of taxes	$—	$54,070	(100.0)%
Percentage of revenue	0.00%	1.32%

Income from discontinued operation includes net income from Concentrix during the three months ended February 29, 2020. Concentrix was separated on December 1, 2020, consequently, there was no revenue earned or cost incurred during the three months ended February 28, 2021 related to the discontinued operations.

Liquidity and Capital Resources

Cash Conversion Cycle

		Three Months Ended
		February 28, 2021	November 30, 2020	February 29, 2020
		(Amounts in thousands)
Days sales outstanding ("DSO")
Revenue	(a)	$4,939,014	$6,118,571	$4,081,024
Accounts receivable	(b)	2,381,064	2,808,125	2,325,468
Days sales outstanding	(c) = (b)/((a)/the number of days during the period)	43	42	52

Days inventory outstanding ("DIO")
Cost of revenue	(d)	$4,634,447	$5,752,179	$3,825,920
Inventories	(e)	2,556,716	2,684,076	2,710,251
Days inventory outstanding	(f) = (e)/((d)/the number of days during the period)	50	42	64

Days payable outstanding ("DPO")
Cost of revenue	(g)	$4,634,447	$5,752,179	$3,825,920
Accounts payable	(h)	3,116,095	3,753,634	2,483,636
Days payable outstanding	(i) = (h)/((g)/the number of days during the period)	61	59	59

Cash conversion cycle ("CCC")	(j) = (c)+(f)-(i)	32	25	57

Cash Flows

Our business is working capital intensive. Our working capital needs are primarily to finance accounts receivable and inventory. We rely heavily on term loans, accounts receivable arrangements, our securitization programs, and our revolver programs for our working capital needs. We have financed our growth and cash needs to date primarily through cash generated from operations and financing activities. As a general rule, when sales volumes are increasing, our net investment in working capital dollars typically increases, which generally results in decreased cash flow generated from operating activities. Conversely, when sales volume decreases, our net investment in working capital dollars typically decreases, which generally results in increases in cash flows generated from operating activities. Our cash conversion cycle was 32 days and 57 days as of February 28, 2021 and February 29, 2020, respectively. The decrease was primarily due to faster turnover of our inventories and the timing of collections of accounts receivables related to our projects and integration-based server solutions business.

To increase our market share and better serve our customers, we may further expand our operations through investments or acquisitions, such as the pending acquisition of Tech Data. We expect that any such expansions would require an initial investment in working capital, personnel, facilities and operations. These investments or acquisitions would likely be funded primarily by our existing cash and cash equivalents, additional borrowings, or the issuance of securities.

Net cash provided by operating activities was $25.0 million during the three months ended February 28, 2021, primarily due to decreases in accounts receivable of $427.1 million, receivables from vendors of $17.1 million and inventories of $126.9 million. In addition, our net income of $87.8 million together with adjustments to net income for non-cash items of $25.3 million resulted in an increase in our cash balances. These cash inflows were largely offset by a decrease in accounts payable of $636.0 million and a net change of $23.3 million in other operating assets and liabilities. The decreases in accounts receivable, vendor receivables and inventories are primarily due to lower revenue during the three months ended February 28, 2021 compared to a seasonally high fourth quarter of fiscal year 2020. The decrease in accounts payable and cash outflow from changes in other operating assets and liabilities is primarily due to timing of payments. The adjustments for non-cash items consist primarily of amortization and depreciation and share-based compensation expense.

Net cash provided by operating activities was $58.1 million during the three months ended February 29, 2020, primarily due to decreases in accounts receivable of $619.3 million and receivables from vendors of $67.6 million. Our net income of $122.6 million and adjustments to net income for non-cash items of $91.0 million also led to an increase in our cash balances. These cash inflows were substantially offset by an increase in inventories of $162.8 million, a decrease in accounts payable of $613.8 million, and a net change in other operating assets and liabilities of $65.7 million. The decrease in accounts receivable and payable was primarily due to lower revenue in our business during the three months ended February 29, 2020 following a seasonally high fourth quarter of fiscal year 2019. The decrease in accounts payable was also impacted by timing of payments. The increase in inventories was primarily due to timing of shipments in our systems design and integration solutions business. The adjustments for non-cash items consist primarily of amortization and depreciation, share-based compensation expense, provision for doubtful accounts, and deferred tax benefit related to both our continuing operations as well as discontinued operations.

Net cash used in investing activities during the three months ended February 28, 2021 was $4.0 million, primarily due to capital expenditures related to infrastructure investments to support growth in our business.

Net cash used in investing activities during the three months ended February 29, 2020 was $54.3 million, primarily due to capital expenditures of $51.9 million related to infrastructure investments to support growth of our business including discontinued operations.

Net cash used in financing activities during the three months ended February 28, 2021 was $147.2 million, representing primarily net transfer of cash and cash equivalents of $149.9 million to Concentrix in connection with the Separation and a return of cash to stockholders in the form of dividends of $10.3 million. This was partially offset by net proceeds of $13.0 million from our borrowing arrangements in certain international locations to fund working capital requirements.

Net cash provided by financing activities during the three months ended February 29, 2020 was $67.6 million, consisting primarily of net proceeds from our borrowing arrangements of $88.1 million to finance working capital, partially offset by $20.7 million of dividend payments.

Capital Resources

Our cash and cash equivalents totaled $1,443.7 million and $1,412.0 million as of February 28, 2021 and November 30, 2020, respectively. Of our total cash and cash equivalents, the cash held by our international subsidiaries was $469.7 million and $434.8 million as of February 28, 2021 and November 30, 2020, respectively. Our cash and cash equivalents held by international subsidiaries are no longer subject to U.S. federal tax on repatriation into the United States. Repatriation of some foreign balances is restricted by local laws. Historically, we have fully utilized and reinvested all foreign cash to fund our foreign operations and expansion. If in the future our intentions change, and we repatriate the cash back to the United States, we will report in our Consolidated Financial Statements the impact of state and withholding taxes depending upon the planned timing and manner of such repatriation. Presently, we believe we have sufficient resources, cash flow and liquidity within the United States to fund current and expected future working capital, investment and other general corporate funding requirements.

We believe that our available cash and cash equivalents balances, cash flows from operations and our existing sources of liquidity will be sufficient to satisfy our current and planned working capital and investment needs for the next twelve months in all geographies, including for the proposed acquisition of Tech Data. We also believe that our longer-term working capital, planned capital expenditures, anticipated stock repurchases, dividend payments and other general corporate funding requirements will be satisfied through cash flows from operations and, to the extent necessary, from our borrowing facilities and future financial market activities.

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

On-Balance Sheet Arrangements

In the United States, we have an accounts receivable securitization program to provide additional capital for our operations (the “U.S. AR Arrangement”). Prior to the amendment in May 2020 described in this paragraph, under the terms of the U.S. AR Arrangement, which had a maturity date of May 2020, our subsidiary, which is the borrower under this facility, could borrow up to a maximum of $850.0 million based upon eligible trade accounts receivable. The effective borrowing cost under the U.S. AR Arrangement is a blended rate based upon the composition of the lenders that included prevailing dealer commercial paper rates and a rate based upon LIBOR, provided that LIBOR would not be less than zero. In addition, a program fee of 0.75% per annum based on the used portion of the commitment, and a facility fee of 0.35% per annum was payable on the adjusted commitment of the lenders. In May 2020, the U.S. AR Arrangement was amended to revise the maximum borrowing amount to $650.0 million and to extend the maturity date of the U.S. AR Arrangement to May 2022. The program fee payable on the used portion of the lenders’ commitment, was modified to accrue at 1.25% per annum in the case of lender groups who fund their advances based on prevailing commercial paper rates, and 1.30% per annum in the case of lender groups who fund their advances based on LIBOR (subject to a 0.50% per annum floor). The amendment also modified the facility fee payable on the adjusted commitment of the lenders, to accrue at different tiers ranging between 0.35% per annum and 0.45% per annum depending on the amount of outstanding advances from time to time. In addition, the U.S. AR Arrangement includes an accordion feature to allow requests for an increase in the lenders' commitment by an additional $150.0 million.

Under the terms of the U.S. AR Arrangement, we and two of our U.S. subsidiaries sell, on a revolving basis, our receivables to a wholly-owned, bankruptcy-remote subsidiary. The borrowings are funded by pledging all of the rights, title and interest in the receivables acquired by our bankruptcy-remote subsidiary as security. Any amounts received under the U.S. AR Arrangement are recorded as debt on our Consolidated Balance Sheets. As of both February 28, 2021 and November 30, 2020, there were no borrowings outstanding under this facility.

In Canada, we have an accounts receivable securitization program with a bank to provide additional capital for operations. Under the terms of this program, as renewed in March 2020, SYNNEX Canada Limited (“SYNNEX Canada”) can borrow up to CAD100.0 million, or $78.5 million, in exchange for the transfer of eligible trade accounts receivable, on an ongoing revolving basis through May 2023. The program includes an accordion feature that allows us to request an increase in the bank's commitment by an additional CAD50.0 million, or $39.2 million. Any amounts received under this arrangement are recorded as debt on our Consolidated Balance Sheets and are secured by pledging all of the rights, title and interest in the receivables to the bank. We guarantee the performance obligations of SYNNEX Canada under this arrangement. The effective borrowing cost is based on the weighted-average of the Canadian Dollar Offered Rate plus a margin of 1.00% per annum and the prevailing lender commercial paper rates. In addition, prior to an event of termination, SYNNEX Canada is obligated to pay a program fee of 0.75% per annum based on the used portion of the commitment. After an event of termination, the program fee shall be the sum of the base rate and 2.50% per annum, based on the used portion of the commitment. SYNNEX Canada pays a fee of 0.40% per annum for any unused portion of the commitment up to CAD60.0 million, or $47.1 million, and when the unused portion exceeds CAD60.0 million, or $47.1 million, a fee of 0.55% per annum on the remaining unused commitment. As of both February 28, 2021 and November 30, 2020, there was no outstanding balance under this arrangement.

SYNNEX Japan has a credit agreement with a group of banks for a maximum commitment of JPY15.0 billion or $140.8 million. The credit agreement is comprised of a JPY7.0 billion, or $65.7 million, term loan and a JPY8.0 billion, or $75.1 million, revolving credit facility and expires in November 2021. The interest rate for the term loan and revolving credit facility is based on the Tokyo Interbank Offered Rate, plus a margin, which is based on our consolidated leverage ratio, and currently equals 0.70% per annum. The unused line fee on the revolving credit facility is currently 0.10% per annum based on our consolidated current leverage ratio. The term loan can be repaid at any time prior to the expiration date without penalty. We have guaranteed the obligations of SYNNEX Japan under this facility. As of February 28, 2021 and November 30, 2020, the balances outstanding under the term loan component of these facilities were $65.7 million and $67.1 million respectively. As of February 28, 2021 and November 30, 2020, $45.0 million and $31.6 million, respectively, was outstanding under the revolving credit facility.

In the United States, we have a senior secured credit agreement (as amended, the "U.S. Credit Agreement") with a group of financial institutions. The U.S. Credit Agreement includes a $600.0 million commitment for a revolving credit facility and a term loan in the original principal amount of $1.2 billion. We can request incremental commitments to increase the principal amount of the revolving line of credit or term loan by $500.0 million, plus an additional amount which is dependent upon our pro forma first lien leverage ratio, as calculated under the U.S. Credit Agreement. The U.S. Credit Agreement matures in September 2022. At November 30, 2020, in connection with the Separation, we partially repaid $535.0 million of the term loan, using funds drawn by Concentrix from its borrowing arrangements. The remaining outstanding principal of the term loan is payable on maturity. Interest on borrowings under the U.S. Credit Agreement can be based on LIBOR or a base rate at our option, plus a margin. The margin for LIBOR loans ranges from 1.25% to 2.00% and the margin for base rate loans ranges from 0.25% to 1.00%, provided that LIBOR shall not be less than zero. The base rate is a variable rate which is the highest of (a) the Federal Funds Rate, plus a margin of 0.50%, (b) the rate of interest announced, from time to time, by the agent, Bank of America, N.A., as its “prime rate,” and (c) the Eurodollar Rate, plus 1.00%. The unused revolving credit facility commitment fee ranges from 0.175% to 0.30% per annum. The margins above the applicable interest rates and the revolving commitment fee for revolving loans are based on our consolidated leverage ratio, as calculated under the U.S. Credit Agreement. Our obligations under the U.S. Credit Agreement are secured by substantially all of the parent company’s and its United States domestic subsidiaries’ assets on a pari passu basis with the interests of the lenders under the U.S. Term Loan Credit Agreement (defined below) pursuant to an intercreditor agreement and are guaranteed by certain of our United States domestic subsidiaries. As of both February 28, 2021 and November 30, 2020, the balance outstanding under the term loan component of the U.S. Credit Agreement was $500.0 million. There were no borrowings outstanding under the revolving line of credit under the U.S. Credit Agreement as of both February 28, 2021 and November 30, 2020.

We have a senior secured term loan credit agreement (the “U.S. Term Loan Credit Agreement”) with a group of financial institutions, in the original principal amount of $1.8 billion. The U.S. Term Loan Credit Agreement matures in October 2023. At November 30, 2020, in connection with the Separation, we partially repaid $665.0 million of the term loan, using funds drawn by Concentrix from its borrowing arrangements. The remaining outstanding principal amount of the term loan is payable on maturity. Interest on borrowings under the U.S. Term Loan Credit Agreement can be based on LIBOR or a base rate at our option, plus a margin. The margin for LIBOR loans ranges from 1.25% to 1.75% and the margin for base rate loan ranges from 0.25% to 0.75%, provided that LIBOR shall not be less than zero. The base rate is a variable rate which is the highest of (a) 0.5% plus the greater of (x) the Federal Funds Rate in effect on such day and (y) the overnight bank funding rate in effect on such day, (b) the Eurodollar Rate plus 1.0% per annum, and (c) the rate of interest last quoted by The Wall Street Journal as the “Prime Rate” in the U.S. During the period in which the term loans were available to be drawn, we paid term loan commitment fees. The margins above our applicable interest rates are, and the term loan commitment fee were, based on our consolidated leverage ratio as calculated under the U.S. Term Loan Credit Agreement. Our obligations under the U.S. Term Loan Credit Agreement are secured by substantially all of the parent company and certain of its domestic subsidiaries’ assets on a pari passu basis with the interests of the lenders under the existing U.S. Credit Agreement pursuant to an intercreditor agreement, and are guaranteed by certain of our domestic subsidiaries. As of both February 28, 2021 and November 30, 2020, the balance outstanding under the U.S. Term Loan Credit Agreement was $1.0 billion.

SYNNEX Canada has an uncommitted revolving line of credit with a bank under which it can borrow up to CAD50.0 million, or $39.2 million. Borrowings under the facility are secured by eligible inventory and bear interest at a base rate plus a margin ranging from 0.50% to 2.25% depending on the base rate used. The base rate could be a Banker's Acceptance Rate, a Canadian Prime Rate, LIBOR or U.S. Base Rate. As of both February 28, 2021 and November 30, 2020, there were no borrowings outstanding under this credit facility.

Other borrowings and term debt include lines of credit with financial institutions at certain locations outside the United States, factoring of accounts receivable with recourse provisions, capital leases, a building mortgage and book overdrafts. As of February 28, 2021, commitments for these revolving credit facilities aggregated $46.9 million. Interest rates and other terms of borrowing under these lines of credit vary by country, depending on local market conditions. Borrowings under these facilities are generally guaranteed by us or secured by eligible accounts receivable. As of February 28, 2021 and November 30, 2020, the balances outstanding under these revolving credit facilities were $24.0 million and $25.8 million, respectively.

The maximum commitment amounts for local currency credit facilities have been translated into United States Dollars at February 28, 2021 exchange rates.

In connection with the Merger, we entered into a debt commitment letter (the “Commitment Letter”), dated as of March 22, 2021, with Citigroup Global Markets Inc. (“Citi”), pursuant to which Citi has committed to provide (i) a $4.0 billion 364-day senior unsecured term bridge facility and (ii) a $3.5 billion 364-day senior unsecured revolving credit facility, each subject to the satisfaction of certain customary closing conditions including the consummation of the proposed Mergers (the “Bridge Facility”). The Bridge Facility is available to (i) pay for a portion of the Merger Consideration, (ii) directly or indirectly pay, repay, repurchase, or settle, as applicable, certain existing indebtedness of the Company and its subsidiaries and Tech Data and its subsidiaries, and (iii) to pay the costs and expenses related to the Merger, the Bridge Facility and the transactions being entered into or otherwise contemplated in connection therewith.

If the Company utilizes the Bridge Facility, amounts drawn thereunder will bear interest at an annual rate equal to LIBOR plus a margin which may initially range from 1.125% to 1.750%, depending on SYNNEX’ debt rating, which margin will be increased by 0.25% for each 90 days that elapse after the closing of the Bridge Facility. The Company will pay commitment fees on the undrawn amount of this commitment ranging from 0.125% to 0.300% based upon SYNNEX’ debt rating.

Off-Balance Sheet Arrangements

We have financing programs in the United States and Japan under which trade accounts receivable of certain customers may be sold to financial institutions. Available capacity under these programs is dependent upon the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At February 28, 2021 and November 30, 2020, we had a total of $80.9 million and $22.5 million, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs.

Covenant Compliance

Our credit facilities have a number of covenants and restrictions that, among other things, require us to maintain specified financial ratios and satisfy certain financial condition tests. They also limit our ability to incur additional debt, make intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase our stock, create liens, cancel debt owed to us, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. As of February 28, 2021, we were in compliance with all material covenants for the above arrangements, and we do not believe we are at material risk of not meeting such covenants.

Contractual Obligations

Our contractual obligations consist of future payments due under our loans, payments for our operating lease commitments and repatriation tax under the Tax Cuts and Jobs Act (“the TCJA”) which are already recorded on our Consolidated Balance Sheet. In addition, our contractual obligations include interest on our debt. The following table summarizes our contractual obligations as at February 28, 2021:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years
	(in thousands)
Contractual Obligations:
Principal debt payments	$1,635,883	$135,883	$1,500,000	$—	$—
Interest on debt	148,088	49,742	98,346	—	—
Repatriation tax under the TCJA	40,462	—	19,357	21,105	—
Non-cancellable operating leases	77,608	16,932	33,835	15,630	11,211
Total	$1,902,041	$202,557	$1,651,538	$36,735	$11,211

On December 1, 2020, upon completion of Separation, Concentrix’ borrowing arrangements with outstanding balances aggregating $1.2 billion were no longer part of our contractual obligations. Principal debt payments at February 28, 2021 disclosed above, assume the repayment of our revolving lines of credit within a year. Interest on debt, in the table above, includes estimated interest on our term loans and revolving credit facilities at rates of interest applicable at the end of our fiscal period.

We are contingently liable under agreements, without expiration dates, to repurchase repossessed inventory acquired by flooring companies as a result of default on floor plan financing arrangements by our customers. There have been no repurchases through November 30, 2020 under these agreements and we are not aware of any pending customer defaults or repossession obligations. As we do not have access to information regarding the amount of inventory purchased from us still on hand with the customer at any point in time, our repurchase obligations relating to inventory cannot be reasonably estimated. As of February 28, 2021, and November 30, 2020, accounts receivable subject to flooring arrangements were $42.4 million and $49.5 million, respectively. For more information on our third-party revolving short-term financing arrangements, see Note 8 - Accounts Receivable Arrangements to the Consolidated Financial Statements included in Item 1 of Part I of this Report.

As of November 30, 2020, we have established a reserve of $12.4 million for unrecognized tax benefits.

As we are unable to reasonably predict the timing of settlement of these guarantees and the reserve for unrecognized tax benefits, the table above excludes such liabilities.

In addition, refer to Note 17 - Subsequent Events for contractual obligations under the Merger Agreement entered into subsequent to February 28, 2021.

Related Party Transactions

We have a business relationship with MiTAC Holdings, a publicly-traded company in Taiwan, which began in 1992 when MiTAC Holdings became our primary investor through its affiliates. As of both February 28, 2021 and November 30, 2020, MiTAC Holdings and its affiliates beneficially owned approximately 18% of our outstanding common stock. Mr. Matthew Miau, the Chairman Emeritus of our Board of Directors and a director, is the Chairman of MiTAC Holdings' and a director or officer of MiTAC Holdings' affiliates.

The shares owned by MiTAC Holdings are held by the following entities:

As of February 28, 2021
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

We purchased inventories and services from MiTAC Holdings and its affiliates totaling $41.2 million and $43.2 million during the three months ended February 28, 2021 and February 29, 2020, respectively. Our sales to MiTAC Holdings and its affiliates totaled $0.2 million and $0.3 million during the three months ended February 28, 2021, and February 29, 2020, respectively. In addition, we paid for reimbursement of rent and overhead costs for the use of facilities of MiTAC Holdings and its affiliates amounting to $32 thousand and $30 thousand during the three months ended February 28, 2021 and February 29, 2020, respectively.

As of February 28, 2021 and November 30, 2020, our payables to MiTAC Holdings and its affiliates were $16.7 million and $49.6 million, respectively. As of February 28, 2021 and November 30, 2020, our receivables from MiTAC Holdings and its affiliates were $7.8 million and $26.2 million, respectively.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

We are exposed to foreign currency risk in the ordinary course of business in our continuing operations. We manage cash flow exposures for our major countries and the foreign currency impact of assets and liabilities denominated in non-functional currencies using a combination of forward contracts. Principal currencies hedged are the Canadian Dollar, the Japanese Yen, the Brazilian Real, the Colombian Peso, the Chilean peso, the Chinese Yuan, the Euro, and the Mexican Peso. We do not hold or issue derivative financial instruments for trading purposes.

The following table presents the hypothetical changes in fair values of our outstanding foreign currency derivative instruments related to our continuing operations as of February 28, 2021 and November 30, 2020, arising from an instantaneous strengthening or weakening of the U.S. dollar by 5%, 10% and 15% (in thousands):

	Loss on Derivative Instruments Given a Weakening of U.S. dollar by X Percent			Gain (Loss) Assuming No Change in Exchange Rate	Gain on Derivative Instruments Given a Strengthening of U.S. dollar by X Percent
	15%	10%	5%		5%	10%	15%
Forward contracts at February 28, 2021	$(33,980)	$(20,369)	$(8,192)	$2,768	$12,684	$21,699	$33,674
Forward contracts at November 30, 2020	(48,022)	(31,306)	(16,349)	(2,888)	9,291	20,363	32,037

Our foreign exchange contracts have typical maturities of twelve months or less and are executed to protect us against foreign currency exposure pertaining to receivables, payables and intercompany transactions that are denominated in currencies different from the functional currencies of the respective entities. These contracts are marked-to-market and any material gains and losses on our hedge contracts resulting from a hypothetical, instantaneous change in the strength of the U.S. dollar would be significantly offset by mark-to-market gains and losses on the corresponding assets and liabilities being hedged.

Interest Rate and Equity Price Risk

There have been no material changes in interest rate risk and equity price risk related to our continuing operations during the three months ended February 28, 2021 from our Annual Report on Form 10-K for the fiscal year ended November 30, 2020. For a discussion of the Company's exposure to interest rate and equity risk, reference is made to disclosures set forth in Part II, Item 7A of our above-mentioned Annual Report on Form 10-K.

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

(b) Changes in internal control over financial reporting. The Separation of Concentrix resulted in the elimination of certain controls that were specific to those operations. However, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with management’s evaluation during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part I-Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended November 30, 2020. Except as set forth below, there have been no material changes from the risk factors disclosed in our 2020 Annual Report on Form 10-K.

Risks Related to the Proposed Acquisition of Tech Data

After completion of the Merger, we may fail to realize the anticipated benefits of the Merger, which could adversely affect the value of our common stock.

The success of the proposed acquisition of Tech Data (the “Merger”) will depend, in part, on our ability to realize the anticipated benefits from combining the businesses of SYNNEX and Tech Data. Our ability to realize these anticipated benefits and cost savings is subject to certain risks including:

•	Our ability to successfully combine the businesses of SYNNEX and Tech Data;
•	whether the combined businesses will perform as expected;
•	the reduction of our cash available for operations and other uses and the incurrence of indebtedness to finance the acquisition;
•	the assumption of known and unknown liabilities of Tech Data.

If we are not able to successfully combine the businesses of SYNNEX and Tech Data within the anticipated time frame, or at all, the anticipated cost savings and other benefits of the Merger may not be realized fully or at all or may take longer to realize than expected, the combined businesses may not perform as expected, and the value of our common shares may be adversely affected.

SYNNEX and Tech Data have operated and, until completion of the Merger, will continue to operate, independently, and there can be no assurances that our businesses can be integrated successfully. It is possible that the integration process could result in the loss of key SYNNEX or Tech Data employees, the disruption of either or both company’s ongoing businesses, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. Specifically, issues that must be addressed to realize the anticipated benefits of the Merger so the combined business performs as expected include, among other things:

•	integrating the companies’ technologies, products and services;
•	identifying and eliminating redundant and underperforming operations and assets;
•	harmonizing the companies’ operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;
•	attracting, motivating and retaining executives and other key personnel until the Merger is completed;
•	addressing possible differences in business backgrounds, corporate cultures and management philosophies;
•	consolidating the companies’ corporate, administrative and information technology infrastructure;
•	managing the movement of certain businesses and positions to different locations;
•	maintaining existing agreements with customers and vendors and avoiding delays in entering into new agreements with prospective customers and vendors;
•	consolidating offices of SYNNEX and Tech Data that are currently in or near the same location.

In addition, at times, the attention of certain members of either or both company’s management and resources may be focused on completion of the Merger and the integration of the businesses of the two companies and diverted from day-to-day business operations, which may disrupt each company’s ongoing business and the business of the combined company.

In order to complete the Merger, SYNNEX and Tech Data must obtain certain governmental authorizations, and if such authorizations are not granted, the Merger cannot be completed.

Completion of the Merger is conditioned upon the expiration or early termination of the waiting period relating to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and other similar antitrust laws in certain other countries as well as certain other applicable laws or regulations and the governmental authorizations required to complete the Merger (the “Required Governmental Authorizations”) having been obtained and being in full force and effect. Although SYNNEX and Tech Data have agreed in the Merger Agreement to use their reasonable best efforts, subject to certain limitations, to make certain governmental filings or obtain the Required Governmental Authorizations, as the case may be, there can be no assurance that the relevant waiting periods will expire or authorizations will be obtained, and if such authorizations aren’t obtained, the Merger will not be completed.

SYNNEX’ and Tech Data’s business relationships may be subject to disruption due to uncertainty associated with the Merger.

Parties with which SYNNEX or Tech Data do business may experience uncertainty associated with the Merger, including with respect to current or future business relationships with us, Tech Data or the combined business. SYNNEX’ and Tech Data’s business relationships may be subject to disruption as customers, vendors and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than SYNNEX, Tech Data or the combined business. These disruptions could have a material and adverse effect on the businesses, financial condition, results of operations or prospects of the combined business, including a material and adverse effect on our ability to realize the anticipated benefits of the Merger. The risk and adverse effect of such disruptions could be exacerbated by a delay in completion of the Merger or termination of the Merger Agreement.

Failure to complete the Merger could negatively impact the stock price and the future business and financial results of SYNNEX.

If the Merger is not completed for any reason, including SYNNEX stockholders failing to approve the issuance of the SYNNEX common stock in connection with the Merger, the ongoing business of SYNNEX may be adversely affected and, without realizing any of the benefits of having completed the Merger, SYNNEX would be subject to a number of risks, including the following:

•	We may experience negative reactions from the financial markets, including negative impacts on our stock price, and from our customers, vendors and associates;
•	We may be required to pay Tech Data a fee of up to $132 million if the Merger is not consummated;
•	We will be required to pay certain transaction expenses and other costs relating to the Merger, whether or not the Merger is completed;
•	the Merger Agreement places certain restrictions on the conduct of our business prior to completion of the Merger; and
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

The proposed acquisition of Tech Data and the incurrence of debt to fund the proposed acquisition of Tech Data may impact our financial position and subject us to additional financial and operating restrictions.

As of February 28, 2021, we had $1.6 billion of total debt. We expect to incur a substantial amount of additional debt in connection with the proposed acquisition of Tech Data. We expect that upon completion of the proposed acquisition of Tech Data and the related financing transactions, our total debt will increase to approximately $4 billion. In addition, we expect to have capacity to incur significant additional debt in excess of $4 billion to fund our working capital need and for other corporate purposes. If we are unable to raise financing on acceptable terms, we may need to rely on our Bridge Facility, which would result in higher borrowing costs and will have a shorter maturity than those from anticipated, long-term debt financing alternatives. In addition, if we are unable to obtain long-term debt financing on the terms we anticipate, then such alternative long-term debt financing may subject us to higher costs of borrowing, and additional financial and operating covenants, which may limit our flexibility in responding to our business needs. The Company expects to obtain long-term unsecured debt financing in lieu of all or a portion of the commitments provided under the Bridge Facility. However, there can be no assurance the Company will be able to obtain such permanent debt financing or that it will be on acceptable terms. In addition, we anticipate that as a result of the debt we expect to incur to finance the proposed acquisition, our credit and the long-term debt financing will be rated by credit rating agencies. Any potential future negative change in our credit ratings may make it more expensive for us to raise long-term permanent financing on terms that are acceptable to us or to raise additional capital on terms that are acceptable to us, if at all; negatively impact the price of our common stock; increase our overall cost of capital; and have other negative implications on our business, many of which are beyond our control.

We will incur significant transaction and integration-related costs in connection with the Merger.

We expect to incur a number of non-recurring costs associated with the Merger and combining the operations of Tech Data with our operations. We will incur significant transaction costs related to the Merger. We also will incur significant integration-related fees and costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the Merger and the integration of Tech Data into our business. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.

Risks Related to the Discontinuance of LIBOR

We may face risk associated with the discontinuation of and transition from the London Interbank Offered Rate (LIBOR) as a benchmark interest rate.

It is anticipated that LIBOR will be discontinued by the end of 2021. At this time, however, it is not possible to predict the effect of any changes to LIBOR, the discontinuation of LIBOR or any establishment of alternative benchmark interest rates in the future. If LIBOR is no longer available or if there are any future changes to benchmark interest rates, this may have an uncertain impact on our variable-rate debt, which could adversely impact our interest expense, results of operations and cash flows.

ITEM 6. Exhibits

Exhibit Number	Description of Document

2.1+

Agreement and Plan of Merger, dated as of March 22, 2021, by and among SYNNEX, Spire Sub I, Inc., Spire Sub II, LLC, and Tiger Parent (AP) Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 22, 2021).

3(i).1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i).3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

3(ii).1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3(ii).1 to the Company’s Current Report on Form 8-K filed on April 2, 2008).

3(ii).2	First Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3(ii).1 to the Company’s Current Report on Form 8-K filed on March 22, 2021).

10.1

Master Commercial Agreement between SYNNEX Corporation and Concentrix Corporation, dated as of December 1, 2020. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 2, 2020).

10.2#

Amendment to Offer Letter dated January 4, 2018, by and between SYNNEX Corporation and Dennis Polk (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 26, 2021).

10.3#

Offer Letter dated January 25, 2021, by and between SYNNEX Corporation and Peter Larocque (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 26, 2021).

10.4

Bridge Commitment Letter dated as of March 22, 2021, by and among SYNNEX and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 22, 2021).

10.5	Amendment No. 2 to SYNNEX Corporation 2020 Stock Incentive Plan.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

# Indicates management contract or compensatory plan or arrangement.

+Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. SYNNEX hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the U.S. Securities and Exchange Commission upon request; provided, however, that SYNNEX may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 08, 2021

SYNNEX CORPORATION

By:	/s/ Dennis Polk
Dennis Polk
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

By:	/s/ Marshall W. Witt
Marshall W. Witt
Chief Financial Officer
(Duly authorized officer and principal financial officer)