Form 10-Q
period 2021-05-31
SYNNEX CORP
filed 2021-07-07
CIK 1177394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2021
Common Stock, $0.001 par value	51,934,555

SYNNEX CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SYNNEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(currency and share amounts in thousands, except par value)

(unaudited)

	May 31, 2021	November 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,656,874	$1,412,016
Accounts receivable, net	2,451,877	2,791,703
Receivables from vendors, net	278,501	286,327
Inventories	2,684,681	2,684,076
Other current assets	167,824	173,940
Current assets of discontinued operations	—	1,421,065
Total current assets	7,239,756	8,769,127
Property and equipment, net	154,741	157,645
Goodwill	428,429	423,885
Intangible assets, net	168,483	186,047
Deferred tax assets	34,181	39,636
Other assets, net	134,308	138,070
Noncurrent assets of discontinued operations	—	3,754,180
Total assets	$8,159,898	$13,468,590

LIABILITIES AND EQUITY
Current liabilities:
Borrowings, current	$66,033	$124,958
Accounts payable	3,503,036	3,751,240
Accrued compensation and benefits	94,020	103,075
Other accrued liabilities	588,080	618,616
Income taxes payable	19,161	46,363
Current liabilities of discontinued operations	—	985,840
Total current liabilities	4,270,330	5,630,092
Long-term borrowings	1,497,325	1,496,700
Other long-term liabilities	131,097	130,296
Deferred tax liabilities	5,478	5,836
Noncurrent liabilities of discontinued operations	—	1,866,807
Total liabilities	5,904,230	9,129,730
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 53,775 and 53,671 shares issued as of May 31, 2021 and November 30, 2020, respectively	54	54
Additional paid-in capital	1,605,676	1,591,536
Treasury stock, 2,548 and 2,538 shares as of May 31, 2021 and November 30, 2020, respectively	(192,171)	(191,216)
Accumulated other comprehensive income (loss)	(145,169)	(194,571)
Retained earnings	987,277	3,133,058
Total stockholders' equity	2,255,668	4,338,860
Total liabilities and equity	$8,159,898	$13,468,590

(Amounts may not add due to rounding)

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(currency and share amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Revenue	$5,856,825	$4,470,928	$10,795,839	$8,551,952
Cost of revenue	(5,527,650)	(4,196,312)	(10,162,097)	(8,022,232)
Gross profit	329,175	274,616	633,742	529,721
Selling, general and administrative expenses	(181,274)	(186,472)	(344,094)	(341,132)
Operating income	147,901	88,144	289,649	188,589
Interest expense and finance charges, net	(22,563)	(20,992)	(45,401)	(39,784)
Other expense, net	(755)	(174)	(2,089)	(1,029)
Income from continuing operations before income taxes	124,583	66,978	242,159	147,776
Provision for income taxes	(31,481)	(16,786)	(61,235)	(29,069)
Income from continuing operations	93,102	50,192	180,924	118,706
Income from discontinued operations, net of taxes	—	6,768	—	60,838
Net income	$93,102	$56,960	$180,924	$179,544
Earnings per common share:
Basic
Continuing operations	$1.79	$0.98	$3.49	$2.31
Discontinued operations	—	0.13	—	1.18
Net income	$1.79	$1.11	$3.49	$3.49
Diluted
Continuing operations	$1.78	$0.97	$3.46	$2.29
Discontinued operations	—	0.13	—	1.18
Net income	$1.78	$1.10	$3.46	$3.47
Weighted-average common shares outstanding:
Basic	51,192	50,849	51,169	50,832
Diluted	51,707	51,047	51,636	51,137

(Amounts may not add due to rounding)

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(currency in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Net income	$93,102	$56,960	$180,924	$179,544
Other comprehensive income (loss):
Change in unrealized gains or losses of defined benefit plans, net of taxes of $0 for the three and six months ended May 31, 2021 and May 31, 2020	—	—	—	217
Unrealized gains (losses) on cash flow hedges during the period, net of taxes of $579 and $541 for the three and six months ended May 31, 2021, respectively, and $6,210 and $16,174 for the three and six months ended May 31, 2020, respectively	(1,821)	(24,429)	1,196	(49,413)
Reclassification of net (gains) losses on cash flow hedges to net income, net of tax expense (benefit) of ($2,621) and ($5,159) for the three and six months ended May 31, 2021, respectively, and ($904) and ($557) for the three and six months ended May 31, 2020, respectively	8,036	2,833	15,824	1,638
Total change in unrealized gains (losses) on cash flow hedges, net of taxes	6,215	(21,596)	17,020	(47,775)
Foreign currency translation adjustments, net of taxes of ($400) and ($1,244) for the three and six months ended May 31, 2021, respectively, and $148 and $294 for the three and six months ended May 31, 2020, respectively	28,589	(61,723)	28,569	(80,641)
Other comprehensive income (loss)	34,804	(83,319)	45,589	(128,199)
Comprehensive income (loss)	$127,906	$(26,359)	$226,513	$51,345

(Amounts may not add due to rounding)

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(currency in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Total Stockholders' equity, beginning balance	$2,129,298	$3,855,688	$4,338,860	$3,788,450

Common stock and additional paid-in capital:
Beginning balance	1,596,652	1,558,226	1,591,590	1,545,474
Share-based compensation	6,750	7,423	11,637	16,212
Common stock issued for employee benefit plans	2,329	1,168	2,503	5,131
Ending balance	1,605,730	1,566,817	1,605,730	1,566,817

Treasury stock:
Beginning balance	(192,010)	(175,107)	(191,216)	(172,627)
Repurchases of common stock for tax withholdings on equity awards	(161)	(97)	(955)	(2,577)
Repurchases of common stock	—	(3,405)	—	(3,405)
Ending balance	(192,171)	(178,609)	(192,171)	(178,609)

Retained earnings:
Beginning balance	904,629	2,726,525	3,133,058	2,624,680
Separation of Concentrix	—	—	(2,305,982)	—
Net income	93,102	56,960	180,924	179,544
Cash dividends declared	(10,454)	(36)	(20,723)	(20,775)
Ending balance	987,277	2,783,449	987,277	2,783,449

Accumulated other comprehensive income (loss):
Beginning balance	(179,973)	(253,957)	(194,572)	(209,077)
Separation of Concentrix	—	—	3,813	—
Other comprehensive income (loss)	34,804	(83,319)	45,589	(128,199)
Ending balance	(145,169)	(337,276)	(145,169)	(337,276)

Total stockholders' equity, ending balance	$2,255,668	$3,834,381	$2,255,668	$3,834,381

Cash dividends declared per share	$0.20	$—	$0.40	$0.40

(Amounts may not add due to rounding)

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(currency in thousands)

(unaudited)

	Six Months Ended
	May 31, 2021	May 31, 2020
Cash flows from operating activities:
Net income	$180,924	$179,544
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,500	167,184
Share-based compensation	11,637	16,212
Provision for doubtful accounts	2,676	39,859
Deferred income taxes	(550)	(11,305)
Unrealized foreign exchange (gains) losses	2,502	(4,240)
Other	2,797	6,607
Changes in operating assets and liabilities, net of the impact of Concentrix separation:
Accounts receivable, net	376,523	621,684
Receivables from vendors, net	(5,532)	59,919
Inventories	8,314	(495,572)
Accounts payable	(268,522)	227,221
Other operating assets and liabilities	(37,952)	419,366
Net cash provided by operating activities	304,318	1,226,481
Cash flows from investing activities:
Purchases of property and equipment	(9,114)	(84,620)
Acquisition of businesses	—	(2,635)
Other	1,599	(4,704)
Net cash used in investing activities	(7,515)	(91,960)
Cash flows from financing activities:
Proceeds from borrowings	515,708	3,543,446
Repayments of borrowings	(569,684)	(3,756,839)
Dividends paid	(20,723)	(20,775)
Repurchases of common stock	—	(3,405)
Increase (decrease) in book overdraft	1,139	(2,627)
Proceeds from issuance of common stock	2,503	5,131
Repurchases of common stock for tax withholdings on equity awards	(955)	(2,577)
Net transfer of cash and cash equivalents to Concentrix	(149,948)	—
Net cash used in financing activities	(221,960)	(237,646)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	13,740	(10,875)
Net increase in cash, cash equivalents and restricted cash	88,583	886,000
Cash, cash equivalents and restricted cash at beginning of period	1,568,870	231,149
Cash, cash equivalents and restricted cash at end of period	$1,657,454	$1,117,149
Supplemental disclosure of non-cash investing activities:
Accrued costs for property and equipment purchases	$881	$4,642
Supplemental disclosure of non-cash financing activities:
Net assets transferred to Concentrix	$2,322,598	$—

(Amounts may not add due to rounding)

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended May 31, 2021 and 2020

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

The financial results of Concentrix for the three and six months ended May 31, 2020 are presented as income from discontinued operations, net of taxes on the Consolidated Statements of Operations and its assets and liabilities as of November 30, 2020 are presented as discontinued operations in the Consolidated Balance Sheets. The historical statements of comprehensive income, cash flows and the balances in stockholders' equity have not been revised to reflect the effect of the Separation. For further information on discontinued operations, see Note 3 - Discontinued Operations. Unless noted otherwise, discussion in the Notes to the Consolidated Financial Statements pertain to continuing operations.

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

The accompanying interim unaudited Consolidated Financial Statements as of May 31, 2021 and for the three and six months ended May 31, 2021 and 2020 have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. The amounts as of November 30, 2020 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2020.

Interim results of operations are not necessarily indicative of financial results for a full year, and the Company makes no representations related thereto. Certain columns and rows may not add due to the use of rounded numbers.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

For a discussion of the Company’s significant accounting policies, refer to the discussion in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2020. Accounting pronouncements adopted during the six months ended May 31, 2021 are discussed below.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. The Company evaluates these estimates on a regular basis and bases them on historical experience and on various assumptions that the Company believes are reasonable. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and work force participation and created volatility and disruption of financial markets, the impact of which was most acute during the second quarter of fiscal year 2020. As of May 31, 2021, due to the ongoing impact of the COVID-19 pandemic on the Company’s business, many of the estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, these estimates may change in future periods. Actual results could differ from the estimates.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and six months ended May 31, 2021 and 2020

(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)

(unaudited)

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, accounts receivable, receivables from vendors and derivative instruments.

The Company’s cash and cash equivalents and derivative instruments are transacted and maintained with financial institutions with high credit standing, and their compositions and maturities are regularly monitored by management. Through May 31, 2021, the Company has not experienced any credit losses on such deposits and derivative instruments.

Accounts receivable include amounts due from customers, including related party customers. Receivables from vendors, net, includes amounts due from original equipment manufacturer (“OEM”) vendors primarily in the technology industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for expected credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of its receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer and vendor risks. The Company also considers risks attributed to COVID-19 in establishing the required allowances. Through May 31, 2021, such losses have been within management’s expectations.

One customer accounted for 25% and 22% of the Company’s total revenue during the three and six months ended May 31, 2021, respectively. The same customer accounted for 23% and 21% of the Company’s total revenue during the three and six months ended May 31, 2020, respectively. Products purchased from the Company’s largest OEM supplier, HP Inc., accounted for approximately 13% and 14% of total revenue during the three and six months ended May 31, 2021, respectively, and approximately 15% of total revenue during both the three and six months ended May 31, 2020.

As of May 31, 2021 and November 30, 2020, one customer comprised 20% and 15%, respectively, of the consolidated accounts receivable balance.

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

The Company recognizes revenues from the sale of IT hardware and software as control is transferred to customers, which is at the point in time when the product is shipped or delivered. The Company accounts for a contract with a customer when it has written approval, the contract is committed, the rights of the parties, including payment terms, are identified, the contract has commercial substance and consideration is probable of collection. Binding purchase orders from customers together with agreement to the Company's terms and conditions of sale by way of an executed agreement or other signed documents are considered to be the contract with a customer. Products sold by the Company are delivered via shipment from the Company’s facilities, drop-shipment directly from the vendor, or by electronic delivery of software products. In situations where arrangements include customer acceptance provisions, revenue is recognized when the Company can objectively verify the products comply with specifications underlying acceptance and the customer has control of the products. Revenue is presented net of taxes collected from customers and remitted to government authorities. The Company generally invoices a customer upon shipment, or in accordance with specific contractual provisions. Payments are due as per contract terms and do not contain a significant financing component. Service revenues represents less than 10% of the total revenue for the periods presented.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and six months ended May 31, 2021 and 2020

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

The Company considers shipping and handling activities as costs to fulfill the sale of products. Shipping revenue is included in revenue when control of the product is transferred to the customer, and the related shipping and handling costs are included in cost of revenue.

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

In June 2016, the FASB issued a new credit loss standard to replace the incurred loss impairment methodology. The new impairment model requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other instruments. This new standard is to be adopted by way of a cumulative-effect adjustment to retained earnings as of the beginning of the first effective reporting period. This guidance was applicable to the Company at the beginning of fiscal year 2021 and its adoption did not have a material impact on the Company's Consolidated Financial Statements.

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

NOTE 3—DISCONTINUED OPERATIONS:

The following table summarizes the financial results from discontinued operations of Concentrix included in the Consolidated Statement of Operations:

	Three months ended	Six months ended
	May 31, 2020	May 31, 2020
Revenue	$1,066,363	$2,254,982
Costs and expenses	(1,042,783)	(2,143,192)
Interest expense and finance charges and others, net	(11,288)	(25,637)
Income from discontinued operations before taxes	12,292	86,153
Provision for income taxes	(5,524)	(25,315)
Income from discontinued operations, net of taxes	$6,768	$60,838

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and six months ended May 31, 2021 and 2020

(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)

(unaudited)

There were no revenues earned or cost and expenses incurred of discontinued operations during the three and six months ended May 31, 2021. There were no non-cash items or capital expenditures of discontinued operations during the six months ended May 31, 2021. During the six months ended May 31, 2020, significant non-cash items and capital expenditures of discontinued operations included in the consolidated statement of cash flows are outlined below:

Six months ended
May 31, 2020
Operating activities:
Depreciation and amortization	$135,336
Share-based compensation	7,988
Provision for doubtful accounts	6,118
Deferred income taxes	(11,210)
Unrealized foreign exchange (gains) losses	(3,678)
Investing activities:
Purchases of property and equipment	$69,241

The following table presents assets and liabilities that were transferred to Concentrix as of December 1, 2020 and presented as discontinued operations in the Consolidated Balance Sheet as of November 30, 2020:

November 30, 2020
Cash and cash equivalents	$152,656
Accounts receivable, net	1,079,086
Other current assets	189,323
Current assets of discontinued operations	$1,421,065

Property and equipment, net	$451,649
Goodwill	1,836,050
Intangible assets, net	798,959
Deferred tax assets	47,423
Other assets	620,099
Noncurrent assets of discontinued operations	$3,754,180

Borrowings, current	$33,756
Accounts payable	140,575
Accrued compensation and benefits	419,715
Other accrued liabilities	371,069
Income taxes payable	20,725
Current liabilities of discontinued operations	$985,840

Long-term borrowings	$1,111,362
Other long-term liabilities	601,885
Deferred tax liabilities	153,560
Noncurrent liabilities of discontinued operations	$1,866,807

In connection with the Separation, $3,813 of accumulated other comprehensive income, net of income taxes, related to foreign currency translation adjustments, cash flow hedges and pension plan obligations was transferred to Concentrix on the Separation date. Refer to Note 5 - Balance Sheet Components for more information.

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

For the three and six months ended May 31, 2021 and 2020

(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)

(unaudited)

The following table summarizes the number of share-based awards granted under the Company’s stock incentive plans, during the three and six months ended May 31, 2021 and 2020, and the measurement-date fair value of those awards:

	Three Months Ended				Six Months Ended
	May 31, 2021		May 31, 2020		May 31, 2021		May 31, 2020
	Shares awarded	Fair value of grants	Shares awarded	Fair value of grants	Shares awarded	Fair value of grants	Shares awarded		Fair value of grants
Stock options	—	$—	—	$—	98	$2,995	—		$—
Restricted stock awards	15	1,696	24	1,688	254	23,334	29		2,445
Restricted stock units	—	—	—	—	99	7,662	—	*	25
	15	$1,696	24	$1,688	451	$33,991	29		$2,470

* Less than a thousand units.

The Company recorded share-based compensation expense in the Consolidated Statements of Operations for the three and six months ended May 31, 2021 and 2020 as follows:

	Three Months Ended		Six Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Total share-based compensation (recorded in selling, general and administrative expenses)	$6,750	$3,626	$11,637	$8,225
Tax benefit recorded in the provision for income taxes	(1,669)	(898)	(2,891)	(2,046)
Effect on net income	$5,081	$2,728	$8,746	$6,179

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

NOTE 5—BALANCE SHEET COMPONENTS:

Cash, cash equivalents and restricted cash:

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	As of
	May 31, 2021	November 30, 2020
Cash and cash equivalents	$1,656,874	$1,412,016
Restricted cash included in other current assets	580	504
Cash, cash equivalents and restricted cash	$1,657,454	$1,412,520

Accounts receivable, net:

	As of
	May 31, 2021	November 30, 2020
Accounts receivable	$2,515,803	$2,859,064
Less: Allowance for doubtful accounts	(63,926)	(67,361)
Accounts receivable, net	$2,451,877	$2,791,703

Receivables from vendors, net:

	As of
	May 31, 2021	November 30, 2020
Receivables from vendors	$284,741	$291,453
Less: Allowance for doubtful accounts	(6,240)	(5,125)
Receivables from vendors, net	$278,501	$286,327

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and six months ended May 31, 2021 and 2020

(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)

(unaudited)

Property and equipment, net:

	As of
	May 31, 2021	November 30, 2020
Land	$18,768	$18,400
Equipment, computers and software	151,403	143,791
Furniture and fixtures	31,177	30,355
Buildings, building improvements and leasehold improvements	149,342	147,830
Construction-in-progress	2,014	1,732
Total property and equipment, gross	$352,704	$342,108
Less: Accumulated depreciation	(197,963)	(184,464)
Property and equipment, net	$154,741	$157,645

Depreciation expense was $5,668 and $11,167, respectively, for the three and six months ended May 31, 2021 and $5,837 and $11,701, respectively, for the three and six months ended May 31, 2020.

Goodwill:

Amount
Balance as of November 30, 2020	$423,885
Foreign exchange translation	4,544
Balance as of May 31, 2021	$428,429

Intangible assets, net:

	As of May 31, 2021			As of November 30, 2020
	Gross Amounts	Accumulated Amortization	Net Amounts	Gross Amounts	Accumulated Amortization	Net Amounts
Customer relationships and lists	$176,759	$(110,365)	$66,394	$175,812	$(101,095)	$74,717
Vendor lists	178,489	(90,933)	87,557	177,555	(82,187)	95,368
Trade name and others	28,527	(13,995)	14,532	28,349	(12,387)	15,962
Total	$383,776	$(215,293)	$168,483	$381,716	$(195,669)	$186,047

Amortization expense was $9,373 and $18,742, respectively, for the three and six months ended May 31, 2021 and $9,947 and $20,135, respectively, for the three and six months ended May 31, 2020.

Estimated future amortization expense of the Company’s intangible assets is as follows:

Fiscal years ending November 30,
2021 (remaining six months)	$18,829
2022	34,580
2023	30,739
2024	25,786
2025	22,318
Thereafter	36,231
Total	$168,483

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and six months ended May 31, 2021 and 2020

(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)

(unaudited)

Accumulated other comprehensive income (loss):

The components of accumulated other comprehensive income (loss) (“AOCI”), net of taxes, were as follows:

	Unrecognized gains (losses) on defined benefit plans, net of taxes	Unrealized gains (losses) on cash flow hedges, net of taxes	Foreign currency translation adjustment and other, net of taxes	Total
Balance as of November 30, 2020	$(37,584)	$(60,147)	$(96,840)	$(194,571)
Transferred to Concentrix	38,655	(29,240)	(5,602)	3,813
Other comprehensive income (loss) before reclassification	—	1,196	28,569	29,765
Reclassification of (gains) losses from Other comprehensive income (loss)	—	15,824	—	15,824
Balance as of May 31, 2021	$1,071	$(72,367)	$(73,873)	$(145,169)

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

For the three and six months ended May 31, 2021 and 2020

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

 Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The fair values of the Company’s derivative instruments are disclosed in Note 7 - Fair Value Measurements and summarized in the table below:

	Value as of
Balance Sheet Line Item	May 31, 2021	November 30, 2020
Derivative instruments not designated as hedging instruments:
Foreign exchange forward contracts (notional value)	$299,432	$274,181
Other current assets	471	209
Other accrued liabilities	5,112	3,232
Interest rate swap (notional value)	$—	$100,000
Other accrued liabilities	—	128
Derivative instruments designated as cash flow hedges:
Interest rate swaps (notional value)	$1,500,000	$1,500,000
Other accrued liabilities	94,080	115,598

Volume of Activity

The notional amounts of foreign exchange forward contracts represent the gross amounts of foreign currency, including, principally, the Canadian Dollar, the Brazilian Real, the Euro, the Colombian Peso, the Chilean Peso, the Indian Rupee, the Chinese Yuan and the Japanese Yen, that will be bought or sold at maturity. The term and notional amount of interest rate swaps are determined based on management’s assessment of future interest rates and other factors such as debt maturities. The notional amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of the Company’s exposure to credit or market loss. The Company’s exposure to credit loss and market risk will vary over time as currency and interest rates change.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and six months ended May 31, 2021 and 2020

(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)

(unaudited)

The Effect of Derivative Instruments on AOCI and the Consolidated Statements of Operations

The following table shows the gains and losses, before taxes, of the Company’s derivative instruments designated as cash flow hedges and not designated as hedging instruments in Other Comprehensive Income (“OCI”), and the Consolidated Statements of Operations for the periods presented:

		Three Months Ended,		Six Months Ended,
	Location of Gains (Losses) in Income	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Interest expense and finance charges, net		$(22,563)	$(20,992)	$(45,401)	$(39,784)
Other expense, net		(755)	(174)	(2,089)	(1,029)

Derivative instruments designated as cash flow hedges:
Gains (losses) recognized in OCI on interest rate swaps		$(2,400)	$(34,020)	$655	$(66,618)

Gains (losses) on interest rate swaps reclassified from AOCI into income	Interest expense and finance charges, net	$(10,657)	$(8,320)	$(20,983)	$(13,405)

Derivative instruments not designated as hedging instruments:
Gains (losses) recognized from foreign exchange forward contracts, net(1)	Other expense, net	$(8,431)	$2,916	$(9,128)	$5,361
Gains (losses) recognized from interest rate swaps, net	Interest expense and finance charges, net	—	(533)	(128)	(1,104)
Total		$(8,431)	$2,383	$(9,256)	$4,257

(1)	The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies.

There were no material gain or loss amounts excluded from the assessment of effectiveness. Existing net losses in AOCI that are expected to be reclassified into earnings in the normal course of business within the next twelve months are $39,413.

Offsetting of Derivatives

The Company’s derivative instruments are generally governed by standard International Swaps and Derivatives Association, Inc. master agreements, which generally do not require the Company to post any collateral, and specify netting rights, and other customary provisions including events of defaults and termination rights.

In the Consolidated Balance Sheets, the Company does not offset derivative assets against liabilities in master netting arrangements. If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated Balance Sheets, the total derivative asset and liability positions would have been reduced by $257 each as of May 31, 2021 and $139 each as of November 30, 2020.

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

For the three and six months ended May 31, 2021 and 2020

(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)

(unaudited)

The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	As of May 31, 2021				As of November 30, 2020
		Fair value measurement category				Fair value measurement category
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$402	$402	$—	$—	$7,915	$7,915	$—	$—
Marketable equity securities	2,924	2,924	—	—	3,050	3,050	—	—
Forward foreign currency exchange contracts	471	—	471	—	209	—	209	—
Liabilities:
Forward foreign currency exchange contracts	$5,112	$—	$5,112	$—	$3,232	$—	$3,232	$—
Interest rate swaps	94,080	—	94,080	—	115,725	—	115,725	—

The Company’s cash equivalents consist primarily of highly liquid investments in money market funds and term deposits with maturity periods of three months or less. The carrying values of cash equivalents approximate fair value since they are near their maturity. Investments in marketable equity securities, primarily comprising investments in other companies’ equity securities as per local customary business practice, are recorded at fair value based on quoted market prices. The fair values of forward exchange contracts are measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. Fair values of interest rate swaps are measured using standard valuation models using inputs that are readily available in public markets, or can be derived from observable market transactions, including LIBOR spot and forward rates. The effect of nonperformance risk on the fair value of derivative instruments was not material as of May 31, 2021 and November 30, 2020.

The carrying values of accounts receivable, accounts payable and short-term debt approximate fair value due to their short maturities and interest rates which are variable in nature. The carrying value of the Company’s term loans approximate their fair value since they bear interest rates that are similar to existing market rates.

During the six months ended May 31, 2021, there were no transfers between the fair value measurement category levels.

NOTE 8—ACCOUNTS RECEIVABLE ARRANGEMENTS:

The Company has an uncommitted supply-chain financing program with a global financial institution under which trade accounts receivable of certain customers and their affiliates may be acquired, without recourse, by the financial institution. Available capacity under this program is dependent on the level of the Company’s trade accounts receivable with these customers and the financial institution’s willingness to purchase such receivables. As of May 31, 2021 and November 30, 2020, accounts receivable sold to and held by the financial institution under this program were $13,872 and $15,572, respectively. Discount fees related to the sale of trade accounts receivable under this facility are included in “Interest expense and finance charges, net” in the Consolidated Statements of Operations. During the three and six months ended May 31, 2021 and 2020, discount fees were not material to the Company’s results of operations.

SYNNEX Japan, the Company’s Japanese subsidiary, has arrangements with financial institutions for the sale and financing of approved accounts receivable and notes receivable. The amounts outstanding under these arrangements that were sold, but not collected, as of May 31, 2021 and November 30, 2020 were $58,254 and $5,798, respectively. Discount fees related to the sale of trade accounts and notes receivable under this facility are included in “Interest expense and finance charges, net” in the Consolidated Statements of Operations. During the three and six months ended May 31, 2021 and 2020, discount fees were not material to the Company’s results of operations.

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

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and six months ended May 31, 2021 and 2020

(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)

(unaudited)

The following table summarizes the net sales financed through flooring agreements and the flooring fees incurred:

	Three Months Ended		Six Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Net sales financed	$578,062	$524,986	$1,091,647	$927,528
Flooring fees(1)	3,813	3,091	7,146	5,873

(1)	Flooring fees are included within “Interest expense and finance charges, net.”

As of May 31, 2021 and November 30, 2020, accounts receivable subject to flooring agreements were $38,940 and $49,461, respectively.

NOTE 9—BORROWINGS:

Borrowings consist of the following:

	As of
	May 31, 2021	November 30, 2020
SYNNEX Japan credit facility - revolving line of credit component	$—	$31,627
SYNNEX Japan credit agreement - term loan component	63,874	67,088
Other borrowings	2,159	26,243
Borrowings, current	$66,033	$124,958

SYNNEX United States credit agreement - term loan component	$500,000	$500,000
SYNNEX United States term loan credit agreement	1,000,000	1,000,000
Other term debt	—	85
Long-term borrowings, before unamortized debt discount and issuance costs	$1,500,000	$1,500,085
Less: unamortized debt discount and issuance costs	(2,675)	(3,385)
Long-term borrowings	$1,497,325	$1,496,700

SYNNEX United States accounts receivable securitization arrangement

In the United States, the Company has an accounts receivable securitization program to provide additional capital for its operations (the “U.S. AR Arrangement”). Under the terms of the U.S. AR Arrangement, which expires in May 2022, the Company’s subsidiary that is the borrower under this facility could borrow up to a maximum of $650,000 based upon eligible trade accounts receivable. In addition, the U.S. AR Arrangement includes an accordion feature to allow requests for an increase in the lenders' commitment by an additional $150,000. The effective borrowing cost under the U.S. AR Arrangement is a blended rate based upon the composition of the lenders, that includes prevailing dealer commercial paper rates and a rate based upon LIBOR. In addition, a program fee payable on the used portion of the lenders’ commitment, accrues at 1.25% per annum in the case of lender groups who fund their advances based on prevailing commercial paper rates, and 1.30% per annum in the case of lender groups who fund their advances based on LIBOR (subject to a 0.50% per annum floor). A facility fee is payable on the adjusted commitment of the lenders, to accrue at different tiers ranging between 0.35% per annum and 0.45% per annum depending on the amount of outstanding advances from time to time.

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

For the three and six months ended May 31, 2021 and 2020

(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)

(unaudited)

SYNNEX Canada accounts receivable securitization arrangement

SYNNEX Canada Limited (“SYNNEX Canada”), the Company's subsidiary in Canada, has an accounts receivable securitization program with a bank to provide additional capital for its operations. Under the terms of this program, which matures in May 2023, SYNNEX Canada can borrow up to CAD100,000, or $82,884, in exchange for the transfer of eligible trade accounts receivable, on an ongoing revolving basis. The program includes an accordion feature that allows SYNNEX Canada to request an increase in the bank's commitment up to an additional CAD50,000, or $41,442. Any amounts received under this arrangement are recorded as debt on the Company's Consolidated Balance Sheets and are secured by pledging all of the rights, title and interest in the receivables to the bank. The effective borrowing cost is based on the weighted-average of the Canadian Dollar Offered Rate plus a margin of 1.00% per annum and the prevailing lender commercial paper rates. In addition, prior to an event of termination, SYNNEX Canada is obligated to pay a program fee of 0.75% per annum based on the used portion of the commitment. After an event of termination, the program fee shall be the sum of the base rate and 2.50% per annum, based on the used portion of the commitment. SYNNEX Canada pays a fee of 0.40% per annum for any unused portion of the commitment up to CAD60,000, or $49,731, and when the unused portion exceeds CAD60,000, or $49,731, a fee of 0.55% per annum of the unused portion of the commitment. As of both May 31, 2021 and November 30, 2020, there was no outstanding balance under this arrangement.

The Company has guaranteed the performance obligations of SYNNEX Canada under this facility.

SYNNEX Japan credit facility

SYNNEX Japan has a credit agreement with a group of banks for a maximum commitment of JPY15,000,000, or $136,874. The credit agreement is comprised of a JPY7,000,000, or $63,874, term loan and a JPY8,000,000, or $72,999, revolving credit facility and expires in November 2021. The interest rate for the term loan and revolving credit facility is based on the Tokyo Interbank Offered Rate, plus a margin, which is based on the Company’s consolidated leverage ratio, and currently equals 0.70% per annum. The unused line fee on the revolving credit facility is currently 0.10% per annum based on the Company's consolidated current leverage ratio. The term loan can be repaid at any time prior to the expiration date without penalty. The Company has guaranteed the obligations of SYNNEX Japan under this facility.

SYNNEX United States credit agreement

In the United States, the Company has a senior secured credit agreement (as amended, the "U.S. Credit Agreement") with a group of financial institutions. The U.S. Credit Agreement includes a $600,000 commitment for a revolving credit facility and a term loan in the original principal amount of $1,200,000. The Company may request incremental commitments to increase the principal amount of the revolving line of credit or term loan by $500,000, plus an additional amount which is dependent upon the Company's pro forma first lien leverage ratio, as calculated under the U.S. Credit Agreement. The U.S. Credit Agreement matures in September 2022. The remaining outstanding principal of the term loan is payable on maturity. Interest on borrowings under the U.S. Credit Agreement can be based on LIBOR or a base rate at the Company's option, plus a margin. The margin for LIBOR loans ranges from 1.25% to 2.00% and the margin for base rate loans ranges from 0.25% to 1.00%, provided that LIBOR shall not be less than zero. The base rate is a variable-rate which is the highest of (a) the Federal Funds Rate, plus a margin of 0.5%, (b) the rate of interest announced, from time to time, by the agent, Bank of America, N.A., as its “prime rate,” and (c) the Eurodollar Rate, plus 1.0%. The unused revolving credit facility commitment fee ranges from 0.175% to 0.30% per annum. The margins above the applicable interest rates and the revolving commitment fee for revolving loans are based on the Company’s consolidated leverage ratio, as calculated under the U.S. Credit Agreement. The Company’s obligations under the U.S. Credit Agreement are secured by substantially all of the parent company’s and its United States domestic subsidiaries’ assets on a pari passu basis with the interests of the lenders under the U.S. Term Loan Credit Agreement (defined below) pursuant to an intercreditor agreement and are guaranteed by certain of the Company's United States domestic subsidiaries.

SYNNEX United States term loan credit agreement

The Company has a senior secured term loan credit agreement (the “U.S. Term Loan Credit Agreement”) with a group of financial institutions in the original principal amount of $1,800,000. The U.S. Term Loan Credit Agreement matures in October 2023. The remaining outstanding principal is payable on maturity. Interest on borrowings under the U.S. Term Loan Credit Agreement can be based on LIBOR or a base rate at the Company’s option, plus a margin. The margin for LIBOR loans ranges from 1.25% to 1.75% and the margin for base rate loans ranges from 0.25% to 0.75%, provided that LIBOR shall not be less than zero. The base rate is a variable-rate which is the highest of (a) 0.5% plus the greater of (x) the Federal Funds Rate in effect on such day and (y) the overnight bank funding rate in effect on such day, (b) the Eurodollar Rate plus 1.0% per annum, and (c) the rate of interest last quoted by The Wall Street Journal as the “Prime Rate” in the U.S. During the period in which the term loans were available to be drawn, the Company paid term loan commitment fees. The margins above the Company's applicable interest rates are, and the term loan commitment fee were, based on the Company's consolidated leverage ratio as calculated under the U.S. Term Loan Credit Agreement. The Company's obligations under the U.S. Term Loan Credit Agreement are secured by substantially all of the Company’s and certain of its domestic subsidiaries’ assets on a pari passu basis with the interests of the lenders under the existing U.S. Credit Agreement pursuant to an intercreditor agreement, and are guaranteed by certain of its domestic subsidiaries.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and six months ended May 31, 2021 and 2020

(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)

(unaudited)

SYNNEX new credit agreement

In connection with the Merger Agreement described in Note 17 - Pending Merger, the Company has entered into a new credit agreement, dated as of April 16, 2021 (the “New Credit Agreement”) with the lenders party thereto and Citibank, N.A., as agent, pursuant to which the Company has received commitments for the extension of a senior unsecured revolving credit facility not to exceed an aggregate principal amount of $3,500,000, including a $200,000 letter of credit sub-facility, which revolving credit facility (the “new revolving credit facility”) may, subject to the lenders’ discretion, potentially be increased by up to an aggregate amount of $500,000 and for the extension of a senior unsecured term loan (the “new term loan” and, together with the new revolving credit facility, the “new credit facilities”) in an aggregate principal amount not to exceed $1,500,000. The commitments under the new credit facilities are subject to customary conditions. The borrower under the new credit facilities is the Company. There are no guarantors of the new credit facilities.

The commitments under the new credit facilities terminate upon the earliest to occur of (i) with respect to the revolving commitments, the fifth anniversary of the closing date (subject to two one-year extensions upon the Company’s prior notice to the lenders and the agreement of the lenders to extend such maturity date), (ii) in the event SYNNEX voluntarily elects to reduce such commitments to zero, on such date, or subject to certain conditions, following an event of default, (iii) if the closing does not occur prior to such date, five business days after the termination date of the Merger Agreement, and (iv) the date that the Merger Agreement is terminated by SYNNEX in a signed writing in accordance with the terms of the Merger Agreement.

The funding under the new credit facilities is subject to customary closing conditions.

The proceeds of the loans under the new term loan will be used to provide a portion of the debt financing required to refinance certain indebtedness of the Company and Tech Data, which is required to consummate the proposed transactions related to the Merger, together with the payment of related fees and expenses, and the borrowings (if any) under the new revolving credit facility on the closing date of the proposed transactions will be used to pay fees and expenses related to the Merger and related transactions. After the closing date, the revolving credit facility will, subject to customary conditions, be available for general corporate purposes or any other purpose not prohibited by the New Credit Agreement.

The outstanding principal amount of the term loan will be, once advanced, payable in quarterly installments in an amount equal to 1.25% of the original principal balance commencing on the last day of the first full fiscal quarter after the closing date of the new credit facilities, with the outstanding principal amount of the term loans due in full on the maturity date. Loans borrowed under the New Credit Agreement bear interest, in the case of LIBOR (or successor) rate loans, at a per annum rate equal to the applicable LIBOR (or successor) rate, plus the applicable margin, which may range from 1.125% to 1.75%, based on the Company’s public debt rating (as defined in the New Credit Agreement). The applicable margin on base rate loans is 1.00% less than the corresponding margin on LIBOR (or successor rate) based loans. In addition to these borrowing rates, there is a commitment fee which ranges from 0.125% to 0.300% on any unused commitment under the new revolving credit facility based on the Company’s public debt rating.

The New Credit Agreement contains various loan covenants that will restrict the ability of the Company and its subsidiaries to take certain actions that are customary for similar facilities for similarly rated borrowers. The New Credit Agreement also contains financial covenants which will require compliance with a maximum debt to EBITDA ratio and a minimum interest coverage ratio, in each case tested on the last day of any fiscal quarter commencing with the first full fiscal quarter to occur after the closing date of the new credit facilities. The New Credit Agreement also contains various customary events of default, including with respect to a change of control of the Company.

On March 22, 2021, the Company had entered into a debt commitment letter (the “Commitment Letter”), under which Citigroup Global Markets Inc. and certain other financing institutions joining thereto pursuant to the terms thereof committed to provide (i) a $1.5 billion senior unsecured term bridge facility (the "Term Loan A Bridge Facility"), (ii) a $2.5 billion senior unsecured term bridge facility (the “Bridge Facility”) and (iii) a $3.5 billion senior unsecured revolving bridge facility (the "Bridge Revolving Facility"), subject to the satisfaction of certain customary closing conditions. On April 16, 2021, (i) the $1.5 billion commitment with respect to Term Loan A Bridge Facility under the Commitment Letter and (ii) the $3.5 billion commitment with respect to Bridge Revolving Facility under the Commitment Letter were reduced to zero, in each case, as a result of SYNNEX entering into the New Credit Agreement.

SYNNEX Canada revolving line of credit

SYNNEX Canada has an uncommitted revolving line of credit with a bank under which it can borrow up to CAD50,000, or $41,442. Borrowings under the facility are secured by eligible inventory and bear interest at a base rate plus a margin ranging from 0.50% to 2.25% depending on the base rate used. The base rate could be a Banker's Acceptance Rate, a Canadian Prime Rate, LIBOR or U.S. Base Rate. As of both May 31, 2021 and November 30, 2020, there were no borrowings outstanding under this credit facility.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and six months ended May 31, 2021 and 2020

(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)

(unaudited)

Other borrowings and term debt

Other borrowings and term debt include lines of credit with financial institutions at certain locations outside the United States, factoring of accounts receivable with recourse provisions, capital leases, a building mortgage and book overdrafts. As of May 31, 2021, commitments for these revolving credit facilities aggregated $45,625. Interest rates and other terms of borrowing under these lines of credit vary by country, depending on local market conditions. Borrowings under these lines of credit facilities are guaranteed by the Company or secured by eligible accounts receivable.

The maximum commitment amounts for local currency credit facilities have been translated into United States Dollars at May 31, 2021 exchange rates.

Future principal payments

As of May 31, 2021, future principal payments under the above loans are as follows:

Fiscal Years Ending November 30,
2021 (remaining six months)	$66,084
2022	500,000
2023	1,000,000
Total	$1,566,084

Interest expense and finance charges

The total interest expense and finance charges for the Company's borrowings were $23,561 and $47,866, respectively, for the three and six months ended May 31, 2021, and $34,855 and $72,303, respectively for the three and six months ended May 31, 2020. The variable interest rates ranged between 0.77% and 4.46% during both the three and six months ended May 31, 2021 and between 0.77% and 8.41% during both the three and six months ended May 31, 2020.

Covenant compliance

The Company's credit facilities have a number of covenants and restrictions that, among other things, require the Company to maintain specified financial ratios and satisfy certain financial condition tests. The covenants also limit the Company’s ability to incur additional debt, make intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase the Company’s stock, create liens, cancel debt owed to the Company, enter into agreements with affiliates, modify the nature of the Company’s business, enter into sale-leaseback transactions, make certain investments, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. As of May 31, 2021, the Company was in compliance with all material covenants for the above arrangements.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and six months ended May 31, 2021 and 2020

(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)

(unaudited)

NOTE 10—EARNINGS PER COMMON SHARE:

The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Six Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Basic earnings per common share:
Income from continuing operations attributable to common stockholders(1)	$91,869	$49,619	$178,807	$117,254
Income from discontinued operations attributable to common stockholders(1)	—	6,691	—	60,142
Net income attributable to common stockholders(1)	$91,869	$56,309	$178,807	$177,396

Weighted-average number of common shares - basic	51,192	50,849	51,169	50,832

Basic earnings per common share
Continuing operations	$1.79	$0.98	$3.49	$2.31
Discontinued operations	—	0.13	—	1.18
Total basic net earnings per share	$1.79	$1.11	$3.49	$3.49

Diluted earnings per common share:
Income from continuing operations attributable to common stockholders(1)	$91,879	$49,621	$178,823	$117,260
Income from discontinued operations attributable to common stockholders(1)	—	6,691	—	60,146
Net income attributable to common stockholders(1)	$91,879	$56,312	$178,823	$177,406

Weighted-average number of common shares - basic	51,192	50,849	51,169	50,832
Effect of dilutive securities:
Stock options and restricted stock units	516	198	467	305
Weighted-average number of common shares - diluted	51,707	51,047	51,636	51,137

Diluted earnings per common share
Continuing operations	$1.78	$0.97	$3.46	$2.29
Discontinued operations	—	0.13	—	1.18
Total basic net earnings per share	$1.78	$1.10	$3.46	$3.47

Anti-dilutive shares excluded from diluted earnings per share calculation	3	194	11	104
(1)	Restricted stock awards granted by the Company are considered participating securities. Income available to participating securities was immaterial in all periods presented.

NOTE 11—GEOGRAPHIC INFORMATION:

The Company attributes revenues from external customers to the country from where products are delivered. Shown below are the countries accounted for 10% or more of the Company’s revenue and property and equipment, net, for the periods presented:

	Three Months Ended		Six Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Revenue:
United States	$4,320,725	$3,426,822	$7,953,903	$6,463,866
Others	1,536,100	1,044,106	2,841,936	2,088,086
Total	$5,856,825	$4,470,928	$10,795,839	$8,551,952

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and six months ended May 31, 2021 and 2020

(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)

(unaudited)

	As of
	May 31, 2021	November 30, 2020
Property and equipment, net:
United States	$122,947	$126,160
Others	31,794	31,485
Total	$154,741	$157,645

NOTE 12—RELATED PARTY TRANSACTIONS:

The Company has a business relationship with MiTAC Holdings Corporation (“MiTAC Holdings”), a publicly-traded company in Taiwan, which began in 1992 when MiTAC Holdings became the Company's primary investor through its affiliates. As of both May 31, 2021 and November 30, 2020, MiTAC Holdings and its affiliates beneficially owned approximately 18% of the Company’s outstanding common stock. Mr. Matthew Miau, Chairman Emeritus of the Company’s Board of Directors and a director, is the Chairman of MiTAC Holdings and a director or officer of MiTAC Holdings’ affiliates.

Beneficial ownership of the Company’s common stock by MiTAC Holdings

As noted above, MiTAC Holdings and its affiliates in the aggregate beneficially owned approximately 18% of the Company’s outstanding common stock as of May 31, 2021. These shares are owned by the following entities:

As of May 31, 2021
MiTAC Holdings(1)	5,300
Synnex Technology International Corp.(2)	3,860
Total	9,160

_________________________

(1)

Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC Holdings. Excludes 192 shares held directly by Mr. Miau, 217 shares indirectly held by Mr. Miau through a charitable remainder trust, and 190 shares held by his spouse.

(2)

Synnex Technology International Corp. (“Synnex Technology International”) is a separate entity from the Company and is a publicly-traded corporation in Taiwan. Shares are held via Peer Development Ltd., a wholly-owned subsidiary of Synnex Technology International. MiTAC Holdings owns a noncontrolling interest of 14.05% in MiTAC Incorporated, a privately-held Taiwanese company, which in turn holds a noncontrolling interest of 15.65% in Synnex Technology International. Neither MiTAC Holdings nor Mr. Miau is affiliated with any person(s), entity, or entities that hold a majority interest in MiTAC Incorporated.

MiTAC Holdings generally has influence over the Company regarding matters submitted to stockholders for consideration, including any merger or acquisition of the Company. Among other things, this could have the effect of delaying, deterring or preventing a change of control over the Company.

The following table presents the Company's transactions with MiTAC Holdings and its affiliates for the periods indicated:

	Three Months Ended		Six Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Purchases of inventories and services	$48,602	$55,328	$89,759	$98,573
Sale of products to MiTAC Holdings and affiliates	242	189	460	453
Payments made for rent and overhead costs for use of facilities of MiTAC Holdings and affiliates, net	47	34	79	64

The following table presents the Company’s receivable from and payable to MiTAC Holdings and its affiliates for the periods presented:

	May 31, 2021	November 30, 2020
Receivable from related parties (included in Accounts receivable, net)	$13,015	$26,133
Payable to related parties (included in Accounts payable)	23,617	49,603

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

For the three and six months ended May 31, 2021 and 2020

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

NOTE 13—EMPLOYEE BENEFIT PLANS:

The Company has 401(k) plans in the United States under which eligible employees may contribute up to the maximum amount as provided by law. Employees become eligible to participate in these plans on the first day of the month after their employment date. The Company may make discretionary contributions under the plans. Employees in certain international subsidiaries of the Company are covered by government-mandated defined contribution plans. During the three and six months ended May 31, 2021, the Company contributed $1,529 and $2,564, respectively, to defined contribution plans. During the three and six months ended May 31, 2020, the Company contributed $1,250 and $2,216, respectively, to defined contribution plans.

The Company has a deferred compensation plan for certain directors and officers. Distributions under the plan are subject to Section 409A of the United States Tax Code. The Company may invest balances in the plan in trading securities reported on recognized exchanges. As of May 31, 2021 and November 30, 2020, the deferred compensation liability balance was $4,698 and $4,628, respectively.

Defined Benefit Plans

The Company’s defined benefit plans sponsored by certain international subsidiaries are not material to operations.

NOTE 14—EQUITY:

Share repurchase program

In June 2020, the Board of Directors authorized a three-year $400,000 share repurchase program, effective July 1, 2020, pursuant to which the Company may repurchase its outstanding common stock from time to time in the open market or through privately negotiated transactions. As of May 31, 2021, the Company had not repurchased any shares under this program.

Dividends

On June 24, 2021, the Company announced a cash dividend of $0.20 per share payable on July 30, 2021 to stockholders of record as of July 16, 2021. Future dividends are subject to continued capital availability, compliance with the covenants and conditions in some of the Company's credit facilities and declaration by the Board of Directors in the best interest of the Company’s stockholders.

NOTE 15—LEASES:

The Company leases certain of its facilities and equipment under operating lease agreements, which expire in various periods through 2030. The Company’s finance leases are not material.

The following table presents the various components of lease costs.

	Three Months Ended		Six Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Operating lease cost	$6,111	$5,505	$12,385	$10,977
Short-term lease cost	26	152	32	277
Variable lease cost	756	836	1,550	1,949
Sublease income	—	—	—	(7)
Total operating lease cost	$6,893	$6,493	$13,967	$13,196

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and six months ended May 31, 2021 and 2020

(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)

(unaudited)

The following table presents a maturity analysis of expected undiscounted cash flows for operating leases on an annual basis for the next five years and thereafter as of May 31, 2021:

Fiscal Years Ending November 30,
2021 (remaining six months)	$12,174
2022	22,126
2023	16,200
2024	12,703
2025	7,479
Thereafter	12,009
Total payments	$82,691
Less: imputed interest*	7,188
Total present value of lease payments	$75,503

*Imputed interest represents the difference between undiscounted cash flows and discounted cash flows.

The following amounts were recorded in the Company's Consolidated Balance Sheet as of:

Operating leases	Balance sheet location	May 31, 2021	November 30, 2020
Operating lease Right of Use ("ROU") assets	Other assets, net	$69,779	$70,575
Current operating lease liabilities	Other accrued liabilities	23,868	23,055
Noncurrent operating lease liabilities	Other long-term liabilities	51,635	53,130

The following table presents supplemental cash flow information related to the Company's operating leases for the six months ended May 31, 2021 and May 31, 2020. Cash payments related to variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

	Six months ended
Cash flow information	May 31, 2021	May 31, 2020
Cash paid for amounts included in the measurement of lease liabilities	$12,370	$11,177
Non-cash ROU assets obtained in exchange for lease liabilities (subsequent to initial adoption)	11,066	1,296

The weighted-average remaining lease term and discount rate were as follows:

	Six months ended
Operating lease term and discount rate	May 31, 2021	May 31, 2020
Weighted-average remaining lease term (years)	4.49	4.50
Weighted-average discount rate	3.73%	4.40%

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and six months ended May 31, 2021 and 2020

(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)

(unaudited)

NOTE 16—COMMITMENTS AND CONTINGENCIES:

The Company was contingently liable as of May 31, 2021 under agreements to repurchase repossessed inventory acquired by flooring companies as a result of default on floor plan financing arrangements by the Company's customers. These arrangements are described in Note 8 - Accounts Receivable Arrangements and do not have expiration dates. As the Company does not have access to information regarding the amount of inventory purchased from the Company, still on hand with the customer at any point in time, the Company’s repurchase obligations relating to inventory cannot be reasonably estimated. Losses, if any, would be the difference between the repossession cost and the resale value of the inventory. There have been no repurchases through May 31, 2021 under these agreements and the Company is not aware of any pending customer defaults or repossession obligations. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to these inventory repurchase obligations is remote.

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

For the three and six months ended May 31, 2021 and 2020

(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)

(unaudited)

NOTE 17—PENDING MERGER:

On March 22, 2021, the Company announced that it had entered into an agreement and plan of merger (the “Merger Agreement”) to acquire 100% of the parent company of Tech Data Corporation, a Delaware Corporation ("Tech Data") in a cash and stock transaction (the "Merger"). The consideration payable to the stockholder that owns Tech Data in connection with the Merger (the “Merger Consideration”) consists of $1.61 billion in cash and 44 million shares of common stock of SYNNEX. Following the proposed Merger, the sole stockholder of Tech Data will own approximately 45.9% of SYNNEX common stock on a fully diluted basis, based on the Company’s shares outstanding as of May 31, 2021. If the Merger is not consummated, then under certain circumstances the Company would be obligated to pay Tech Data a termination fee ranging from approximately $41 million to $132 million.

The Merger is expected to create a global IT distribution leader with significant breadth and depth of product offerings, services and logistic capabilities. For the twelve months ended January 31, 2021, Tech Data generated $36.37 billion in revenue and approximately $21 million of net income.

The Company and Tech Data filed their respective notification and report forms under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 with respect to the Merger with the Federal Trade Commission and Department of Justice. The waiting period for filings made by both SYNNEX and Tech Data expired on June 4, 2021.

On June 30, 2021, the Company received stockholder approval for the issuance of shares of SYNNEX common stock in connection with the initial merger contemplated by the Merger Agreement. Certain foreign regulatory approvals are pending. The Company expects the transaction to close in the second half of the calendar year 2021.

As discussed in Note 9 – Borrowings, the Company has secured financing arrangements to finance the Merger.

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

When used in this Quarterly Report on Form 10-Q, or this “Report”, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “allows,” “can,” “may,” “could,” “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about market trends, our business model and our services, our business and market strategy, future growth, including expansion of our product and service lines, our infrastructure, our investment in our information technology, or IT, systems, our employee hiring; and retention, the ownership interest of MiTAC Holdings Corporation or MiTAC Holdings, in us and its impact, our revenue, sources of revenue, our gross margins, our operating costs and results, timing of payment, the value of our inventory, our competition, including with Synnex Technology International Corp., our future needs for additional financing, the likely sources for such funding and the impact of such funding, concentration of customers and suppliers, customer and supplier contract terms, customer forecasts and its impact on us, relationships with our suppliers, adequacy of our facilities, ability to obtain comparable leases, ability to manage and communicate with international resources, ability to meet demand, managing inventory and our shipping costs, our legal proceedings, our operations and trends related thereto, our international operations, foreign currency exchange rates and hedging activities, expansion of our operations and related effects, our strategic acquisitions and divestitures of businesses and assets, including our proposed acquisition of Tech Data and the timing and impact thereof, revenue, cost of revenue and gross margin, our goodwill, seasonality of sales, changes in share price, adequacy of our cash resources to meet our capital needs, our debt and financing arrangements, including the impact of any change to our credit rating, cash held by our international subsidiaries and repatriation, changes in fair value of derivative instruments, our tax liabilities, adequacy of our disclosure controls and procedures, dependency on personnel, pricing pressures, cybersecurity and compliance with related rules and regulations, impact of rules and regulations affecting public companies, impact of our pricing policies, impact of economic and industry trends, changes to the markets in which we compete, impact of our accounting policies and recently issued accounting pronouncements, our estimates and assumptions, impact of inventory repurchase obligations and commitments and contingencies, our effective tax rates, impact of any impairment of our goodwill and intangible assets, our share repurchase and dividend program, our securitization programs and credit facilities, our investments in working capital and personnel and our succession planning. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed herein and risks related to the separation, the COVID-19 global pandemic, as well as the seasonality of the buying patterns of our customers, concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT, and consumer electronics or CE, industries, fluctuations in general economic conditions, change in the market for our customers' products, employee turnover, changes in value of foreign currencies and interest rates and other risk factors contained below under Part I, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We do not intend to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, unless otherwise required by law.

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

On March 22, 2021, we announced that we had entered into an agreement and plan of merger (the “Merger Agreement”) to acquire 100% of the parent company of Tech Data Corporation, a Delaware Corporation ("Tech Data") in a cash and stock transaction (the "Merger"). The consideration payable to the stockholder that owns Tech Data consists of $1.61 billion in cash and 44 million shares of our common stock (the “Merger Consideration”). Following the proposed transaction, the sole stockholder of Tech Data will own approximately 45.9% of our stock on a fully diluted basis as of May 31, 2021. If the Merger is not consummated, then under certain circumstances we would be obligated to pay Tech Data a termination fee ranging from $40.9 million to $131.7 million.

The Merger is expected to create a global IT distribution leader with significant breadth and depth of product offerings, services and logistic capabilities. For the twelve months ended January 31, 2021, Tech Data generated approximately $36 billion in revenue and approximately $21 million of net income.

Tech Data and we filed their respective notification and report forms under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 with respect to the Merger with the Federal Trade Commission and Department of Justice. The waiting period for filings made by both Tech Data and us expired on June 4, 2021.

On June 30, 2021, we received stockholder approval for the issuance of shares of SYNNEX common stock in connection with the initial merger contemplated by the Merger Agreement. Certain foreign regulatory approvals are pending. We expect the transaction to close in the second half of the calendar year 2021.

As discussed in Note 9 – Borrowings to the Consolidated Financial Statements, we have secured financing arrangements to finance the Merger.

On December 1, 2020, we completed the previously announced separation of our customer experience services business (the “Separation”), which was accomplished by the distribution of one hundred percent of the outstanding common stock of Concentrix Corporation (“Concentrix”) to our stockholders as of the close of business on November 17, 2020, the record date for the distribution. Our stockholders received one share of Concentrix common stock for every share of our common stock held at the close of business on the record date. Concentrix is now an independent public company trading under the symbol “CNXC” on the Nasdaq Stock Market. After the Separation, we do not beneficially own any shares of Concentrix’ common stock and beginning December 1, 2020, we no longer consolidate Concentrix within our financial results or reflect the financial results of Concentrix within our continuing results of operations. We distributed a total of approximately 51.6 million shares of Concentrix common stock to our stockholders. In connection with the Separation, we have entered into a separation and distribution agreement, as well as various other agreements with Concentrix that provide a framework for the relationships between the parties going forward, including among others an employee matters agreement, a tax matters agreement, and a commercial agreement, pursuant to which Concentrix will continue to provide certain limited services to us following the Separation.

The historical results of operations and financial positions of Concentrix are reported as discontinued operations in our Consolidated Financial Statements. For further information on discontinued operations, see Note 3 - Discontinued Operations, to the Consolidated Financial Statements in Item 1 of Part I. Pursuant to the Separation of the Concentrix segment, we operate in a single reportable segment, which represents an aggregation of our four geographic operating segments of United States, Canada, Japan and Latin America.

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

We have been in business since 1980 and are headquartered in Fremont, California. We have significant operations in North and South America, Asia-Pacific, Europe and Africa. We were originally incorporated in the State of California as COMPAC Microelectronics, Inc. in November 1980, and we changed our name to SYNNEX Information Technologies, Inc. in February 1994. We later reincorporated in the State of Delaware under the name of SYNNEX Corporation in October 2003. As of May 31, 2021, we had over 8,800 full-time and temporary employees worldwide.

In December 2019, there was an outbreak of a new strain of coronavirus (“COVID-19”), which was characterized as a pandemic by the World Health Organization in March 2020. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and workforce participation, including our own, and created significant volatility and disruption of financial markets. The impact of the COVID-19 pandemic on our business is discussed at the appropriate places in the discussion of the results of our operations for the three and six months ended May 31, 2021. The disruptions due to COVID-19 have impacted our business including logistics operations. We are unable to predict how long these conditions will persist, what additional measures may be introduced by governments, vendors or customers and the effect of any such additional measures on our business. As a result, many of the estimates and assumptions involved in the preparation of the financial statements included in this report on Form 10-Q, required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve with respect to the pandemic, our estimates may materially change in future periods.

Critical Accounting Policies and Estimates

During the six months ended May 31, 2021, there were no material changes to our critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2020, except as such policies relate to the Concentrix business.

During the six months ended May 31, 2021, we adopted certain other new accounting pronouncements. The impact of adoption of these pronouncements was not material to our consolidated financial statements. See Note 2 - Summary of Significant Accounting Policies to our Consolidated Financial Statements for further information.

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

Results of Operations

The following table sets forth, for the indicated periods, data as percentages of total revenue:

	Three Months Ended		Six Months Ended
Statements of Operations Data:	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Revenue	100.00%	100.00%	100.00%	100.00%
Cost of Revenue	(94.38)%	(93.86)%	(94.13)%	(93.81)%
Gross profit	5.62%	6.14%	5.87%	6.19%
Selling, general and administrative expenses	(3.10)%	(4.17)%	(3.19)%	(3.99)%
Operating income from continuing operations	2.53%	1.97%	2.68%	2.21%
Interest expense and finance charges, net	(0.39)%	(0.47)%	(0.42)%	(0.47)%
Other expense, net	(0.01)%	(0.00)%	(0.02)%	(0.01)%
Income from continuing operations before income taxes	2.13%	1.50%	2.24%	1.73%
Provision for income taxes	(0.54)%	(0.38)%	(0.57)%	(0.34)%
Income from continuing operations	1.59%	1.12%	1.68%	1.39%
Income from discontinued operations, net of taxes	0.00%	0.15%	0.00%	0.71%
Net income	1.59%	1.27%	1.68%	2.10%

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

Certain non-GAAP financial information

In addition to disclosing financial results that are determined in accordance with GAAP, we also disclose certain non-GAAP financial information, including:

•

Revenue in constant currency, which is revenue adjusted for the translation effect of foreign currencies so that certain financial results can be viewed without the impact of fluctuations in foreign currency exchange rates, thereby facilitating period-to-period comparisons of our business performance. Revenue in constant currency is calculated by translating the revenue for the three and six months ended May 31, 2021 in the billing currency using their comparable prior period currency conversion rate. Generally, when the dollar either strengthens or weakens against other currencies, the growth at constant currency rates or adjusting for currency will be higher or lower than growth reported at actual exchange rates.

•	Non-GAAP operating income, which is operating income adjusted to exclude transaction-related and integration expenses, amortization of intangible assets and share-based compensation expense.
•	Non-GAAP operating margin, which is non-GAAP operating income, as defined above, divided by revenue.
•

Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) which is net income before interest, taxes, depreciation and amortization, adjusted to exclude other expense, net, transaction-related and integration expenses, share-based compensation expense and income from discontinued operations, net of taxes.

•

Non-GAAP diluted earnings per common share (“EPS”), which is diluted EPS excluding the per share, tax effected impact of (i) transaction-related and integration expenses, (ii) amortization of intangible assets, (iii) share-based compensation.

Transaction-related expenses typically consist of acquisition, integration, and divestiture related costs and are expensed as incurred. These expenses primarily represent costs for legal, regulatory, consulting and advisory services. From time to time, this category may also include transaction-related gains/losses on divestitures/spin-off of businesses.

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

In prior periods, SYNNEX has excluded other items relevant to those periods for purposes of its non-GAAP financial measures.

Non-GAAP Financial Information:

The following table provides the reconciliations of our most comparable GAAP measures to our non-GAAP measures presented:

	Three Months Ended		Six Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
	(in thousands, except per share amounts)
Revenue	$5,856,825	$4,470,928	$10,795,839	$8,551,952
Foreign currency translation	(61,513)		(76,769)
Revenue in constant currency	$5,795,312	$4,470,928	$10,719,070	$8,551,952

Operating income	$147,901	$88,144	$289,649	$188,589
Transaction-related and integration expenses	5,935	63	5,935	354
Amortization of intangibles	9,373	9,947	18,742	20,135
Share-based compensation	6,750	3,626	11,637	8,225
Non-GAAP operating income	$169,959	$101,780	$325,963	$217,303

Operating margin	2.53%	1.97%	2.68%	2.21%
Non-GAAP operating margin	2.90%	2.28%	3.02%	2.54%

Net income	$93,102	$56,960	$180,924	$179,544
Interest expense and finance charges, net	22,563	20,992	45,401	39,784
Provision for income taxes	31,481	16,786	61,235	29,069
Depreciation	5,668	5,837	11,167	11,713
Amortization of intangibles	9,373	9,947	18,742	20,135
EBITDA	$162,187	$110,522	$317,469	$280,245
Other expense, net	755	174	2,089	1,029
Transaction-related and integration expenses	5,935	63	5,935	354
Share-based compensation	6,750	3,626	11,637	8,225
Income from discontinued operations	—	(6,768)	—	(60,838)
Adjusted EBITDA	$175,627	$107,617	$337,130	$229,015

Diluted EPS from continuing operations	$1.78	$0.97	$3.46	$2.29
Transaction-related and integration expenses	0.11	—	0.11	0.01
Amortization of intangibles	0.18	0.19	0.36	0.39
Share-based compensation	0.13	0.07	0.22	0.16
Income taxes related to the above (1)	(0.11)	0.02	(0.18)	(0.17)
Non-GAAP diluted EPS from continuing operations	$2.09	$1.26	$3.98	$2.68

(1)	The tax effect of taxable and deductible non-GAAP adjustments was calculated using the effective year-to-date tax rate during the respective periods.

Three and six Months Ended May 31, 2021 and May 31, 2020

The three months ended May 31, 2020 were the first full fiscal quarter impacted by the COVID-19 pandemic. Given the significant adverse impact of the pandemic on our fiscal 2020 second quarter results, the period over period comparisons that we discuss below are greater in magnitude than normal trends in our business.

Revenue

	Three Months Ended		Percent	Six Months Ended		Percent
	May 31, 2021	May 31, 2020	Change	May 31, 2021	May 31, 2020	Change
	(in thousands)			(in thousands)
Revenue	$5,856,825	$4,470,928	31.0%	$10,795,839	$8,551,952	26.2%

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

Revenue increased during the three and six months ended May 31, 2021, as compared to the prior year period, due to continued demand for remote capability and digital transformation investments, as well as return-to-office and data center buying as businesses began to open as a result of shelter in place restrictions lifting. Consequently, we experienced strong growth in notebooks, Chromebooks, cloud and collaboration solutions as well as increased demand for our projects and integration-based services.

Gross Profit

	Three Months Ended		Percent	Six Months Ended		Percent
	May 31, 2021	May 31, 2020	Change	May 31, 2021	May 31, 2020	Change
	(in thousands)			(in thousands)
Gross profit	$329,175	$274,616	19.9%	$633,742	$529,721	19.6%
Gross margin	5.62%	6.14%		5.87%	6.19%

Our gross margin is affected by a variety of factors, including competition, selling prices, mix of products and services, product costs along with rebate and discount programs from our suppliers, reserves or settlement adjustments, freight costs, inventory losses, acquisition of business units and fluctuations in revenue.

Our gross profit increased, during the three and six months ended May 31, 2021, as compared to the prior year period, due to higher revenue. The decrease in gross margin during the three and six months ended May 31, 2021, as compared to the prior year period, is primarily due to product mix, driven mainly by higher volumes of notebooks and Chromebooks sold during the current fiscal quarter.

Selling, General and Administrative Expenses

	Three Months Ended		Percent	Six Months Ended		Percent
	May 31, 2021	May 31, 2020	Change	May 31, 2021	May 31, 2020	Change
	(in thousands)			(in thousands)
Selling, general and administrative expenses	$181,274	$186,472	(2.8)%	$344,094	$341,132	0.9%
Percentage of revenue	3.10%	4.17%		3.19%	3.99%

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

During the three months ended May 31, 2021, selling, general and administrative expenses decreased, compared to the prior year period, primarily due to lower incremental COVID-19 related expenses and amortization of intangible assets, partially offset by higher transaction-related and integration expenses and an increase in employee related expenses. Selling, general and administrative expenses decreased as a percentage of revenue, compared to the prior year period, primarily due to scale.

During the six months ended May 31, 2021, selling, general and administrative expenses increased, compared to the prior year period, primarily due to higher employee related expenses and higher transaction-related and integration expenses, partially offset by lower incremental COVID-19 related expenses and amortization of intangible assets. Selling, general and administrative expenses decreased as a percentage of revenue, compared to the prior year period, primarily due to scale.

Operating Income

	Three Months Ended		Percent	Six Months Ended		Percent
	May 31, 2021	May 31, 2020	Change	May 31, 2021	May 31, 2020	Change
	(in thousands)			(in thousands)
Operating income	$147,901	$88,144	67.8%	$289,649	$188,589	53.6%
Operating margin	2.53%	1.97%		2.68%	2.21%

Operating income and margin increased during the three and six months ended May 31, 2021, compared to the prior year period, primarily due to broad-based growth across our product portfolio and reduction of expenses incurred due to the COVID-19 pandemic.

Interest Expense and Finance Charges, Net

	Three Months Ended		Percent	Six Months Ended		Percent
	May 31, 2021	May 31, 2020	Change	May 31, 2021	May 31, 2020	Change
	(in thousands)			(in thousands)
Interest expense and finance charges, net	$22,563	$20,992	7.5%	$45,401	$39,784	14.1%
Percentage of revenue	0.39%	0.47%		0.42%	0.47%

Amounts recorded in interest expense and finance charges, net, consist primarily of interest expense paid on our lines of credit and term loans, fees associated with third party accounts receivable flooring arrangements and the sale or pledge of accounts receivable through our securitization facilities, offset by income earned on our cash investments.

During the three and six months ended May 31, 2021, our interest expense and finance charges, net, increased compared to the prior year period, primarily due to an increase in the average outstanding borrowings primarily due to the distribution to our stockholders by way of funding Concentrix in connection with the Separation. Interest expense and finance charges, net, decreased as a percentage of revenue, compared to the prior year period, primarily due to efficient working capital management.

Other Expense, Net

	Three Months Ended		Percent	Six Months Ended		Percent
	May 31, 2021	May 31, 2020	Change	May 31, 2021	May 31, 2020	Change
	(in thousands)			(in thousands)
Other expense, net	$(755)	$(174)	333.9%	$(2,089)	$(1,029)	(103.0)%
Percentage of revenue	(0.01)%	(0.00)%		(0.02)%	(0.01)%

Amounts recorded as other expense, net include foreign currency transaction gains and losses, investment gains and losses, and other non-operating gains and losses, such as settlements received from class actions lawsuits.

The increase in other expense, net during the three and six months ended May 31, 2021, as compared to the prior year period, was primarily due to higher foreign currency exchange losses.

Provision for Income Taxes

	Three Months Ended		Percent	Six Months Ended		Percent
	May 31, 2021	May 31, 2020	Change	May 31, 2021	May 31, 2020	Change
	(in thousands)			(in thousands)
Provision for income taxes	$31,481	$16,786	87.5%	$61,235	$29,069	110.7%
Percentage of income from continuing operations before income taxes	25.27%	25.06%		25.29%	19.67%

Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions. Income taxes for the interim periods presented have been included in the accompanying Consolidated Financial Statements on the basis of an estimated annual effective tax rate.

During the three and six months ended May 31, 2021, our income tax expense increased compared to the prior year period, due to higher income during the three and six months ended May 31, 2021. The effective tax rate was consistent during the three months ended May 31, 2021 as compared with the prior year period. The effective tax rate is lower during the six months ended May 31, 2020, due to tax benefits received from the exercising of stock options by employees and the reversal of uncertain tax positions.

Discontinued Operations

	Three Months Ended		Percent	Six Months Ended		Percent
	May 31, 2021	May 31, 2020	Change	May 31, 2021	May 31, 2020	Change
	(in thousands)			(in thousands)
Income from discontinued operations, net of taxes	$—	$6,768	(100.0)%	$—	$60,838	(100.0)%
Percentage of revenue	0.00%	0.15%		0.00%	0.71%

Income from discontinued operation includes net income from Concentrix during the three and six months ended May 31, 2020. Concentrix was separated on December 1, 2020, consequently, there was no revenue earned or cost incurred during the three and six months ended May 31, 2021 related to the discontinued operations.

Liquidity and Capital Resources

Cash Conversion Cycle

		Three Months Ended
		May 31, 2021	November 30, 2020	May 31, 2020
		(Amounts in thousands)
Days sales outstanding ("DSO")
Revenue	(a)	$5,856,825	$6,118,571	$4,470,928
Accounts receivable, net(1)	(b)	2,451,877	2,808,125	2,346,539
Days sales outstanding	(c) = (b)/((a)/the number of days during the period)	39	42	48

Days inventory outstanding ("DIO")
Cost of revenue	(d)	$5,527,650	$5,752,179	$4,196,312
Inventories(1)	(e)	2,684,681	2,684,076	3,033,320
Days inventory outstanding	(f) = (e)/((d)/the number of days during the period)	45	42	67

Days payable outstanding ("DPO")
Cost of revenue	(g)	$5,527,650	$5,752,179	$4,196,312
Accounts payable(1)	(h)	3,503,036	3,753,634	3,302,707
Days payable outstanding	(i) = (h)/((g)/the number of days during the period)	58	59	72

Cash conversion cycle ("CCC")	(j) = (c)+(f)-(i)	26	25	43

(1) Accounts receivable, inventories and accounts payable as of November 30, 2020 and May 31, 2020 are based on pro forma presentation to reflect the separation of the Company’s erstwhile Concentrix reportable segment into an independent public company on December 1, 2020.

Cash Flows

Our business is working capital intensive. Our working capital needs are primarily to finance accounts receivable and inventory. We rely heavily on term loans, accounts receivable arrangements, our securitization programs, and our revolver programs for our working capital needs. We have financed our growth and cash needs to date primarily through cash generated from operations and financing activities. As a general rule, when sales volumes are increasing, our net investment in working capital dollars typically increases, which generally results in decreased cash flow generated from operating activities. Conversely, when sales volume decreases, our net investment in working capital dollars typically decreases, which generally results in increases in cash flows generated from operating activities. Our cash conversion cycle was 26 days and 43 days as of May 31, 2021, and 2020, respectively. The decrease in CCC as of May 31, 2021, as compared to the prior year period, was primarily due to faster turnover of our inventories and the improved collections of accounts receivables. This decrease was partially offset by the timing of payments of accounts payable.

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

Net cash provided by operating activities was $304.3 million during the six months ended May 31, 2021, primarily due to a decrease in accounts receivable of $376.5 million, our net income of $180.9 million and adjustments to net income for non-cash items of $50.6 million. These cash inflows were partially offset by a decrease in accounts payable of $268.5 million, receivables from vendors of $5.5 million and a net change of $38.0 million in other operating assets and liabilities. The decrease in accounts receivable is due to efficient collections during the three months ended May 31, 2021 as well as lower revenue compared to a seasonally high fourth quarter of fiscal year 2020. The decrease in accounts payable is primarily due to timing of payments. The adjustments for non-cash items consist primarily of amortization and depreciation and share-based compensation expense.

Net cash provided by operating activities was $1.226 billion during the six months ended May 31, 2020, primarily due to net income of $179.5 million, adjustments for non-cash items of $214.3 million, decreases in accounts receivable of $621.7 million and receivables from vendors of $59.9 million, an increase in accounts payable of $227.2 million and a net change of $419.4 million in other operating assets and liabilities. These cash inflows were substantially offset by an increase in inventories of $495.6 million. The decrease in accounts receivable and vendor receivables is primarily due to lower revenue in our business including discontinuing operations during the three months ended May 31, 2020 following a seasonally high fourth quarter of fiscal year 2019. Notwithstanding the current economic uncertainties due to the impact of COVID-19, DSO in our business also decreased by approximately 3 days from the end of fiscal year 2019. The increase in accounts payable and cash inflow from changes in other operating assets and liabilities reflects primarily efficient working capital management and prepayments from customers received in our business. The increase in inventories was driven by purchases related to larger projects expected to transact in subsequent quarters. The adjustments for non-cash items consist primarily of amortization and depreciation, share-based compensation expense, provision for doubtful accounts and deferred tax benefit related to both our continuing operations as well as discontinued operations.

Net cash used in investing activities during the six months ended May 31, 2021 was $7.5 million, primarily due to capital expenditures related to infrastructure investments to support growth in our business.

Net cash used in investing activities during the six months ended May 31, 2020 was $92.0 million, primarily due to capital expenditures of $84.6 million related to infrastructure investments to support growth in both of our business including discontinued operations and $2.6 million of cash paid related to the settlement of employee stock-based awards assumed under the Convergys acquisition, being paid in accordance with the original vesting schedule.

Net cash used in financing activities during the six months ended May 31, 2021 was $222.0 million, representing primarily net transfer of cash and cash equivalents of $149.9 million to Concentrix in connection with the Separation and $54.0 million representing a pay down of our revolving lines of credit with cash generated from operations. In addition, we paid stockholders dividends of $20.7 million.

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

Capital Resources

Our cash and cash equivalents totaled $1.7 billion and $1.4 billion as of May 31, 2021 and November 30, 2020, respectively. Of our total cash and cash equivalents, the cash held by our international subsidiaries was $415.9 million and $434.8 million as of May 31, 2021 and November 30, 2020, respectively. Our cash and cash equivalents held by international subsidiaries are no longer subject to U.S. federal tax on repatriation into the United States. Repatriation of some foreign balances is restricted by local laws. Historically, we have fully utilized and reinvested all foreign cash to fund our foreign operations and expansion. If in the future our intentions change, and we repatriate the cash back to the United States, we will report in our Consolidated Financial Statements the impact of state and withholding taxes depending upon the planned timing and manner of such repatriation. Presently, we believe we have sufficient resources, cash flow and liquidity within the United States to fund current and expected future working capital, investment and other general corporate funding requirements.

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

On-Balance Sheet Arrangements

In the United States, we have an accounts receivable securitization program to provide additional capital for our operations (the “U.S. AR Arrangement”). Under the terms of the U.S. AR Arrangement, which has a maturity date of May 2022, our subsidiary, which is the borrower under this facility, can borrow up to a maximum of $650.0 million based upon eligible trade accounts receivable. In addition, the U.S. AR Arrangement includes an accordion feature to allow requests for an increase in the lenders' commitment by an additional $150.0 million. The effective borrowing cost under the U.S. AR Arrangement is a blended rate based upon the composition of the lenders that included prevailing dealer commercial paper rates and a rate based upon LIBOR. In addition, a program fee of 1.25% per annum is payable on the used portion of the lenders’ commitment, in the case of lender groups who fund their advances based on prevailing commercial paper rates, and 1.30% per annum in the case of lender groups who fund their advances based on LIBOR (subject to a 0.50% per annum floor). A facility fee is payable on the adjusted commitment of the lenders, to accrue at different tiers ranging between 0.35% per annum and 0.45% per annum depending on the amount of outstanding advances from time to time.

Under the terms of the U.S. AR Arrangement, we and two of our U.S. subsidiaries sell, on a revolving basis, our receivables to a wholly-owned, bankruptcy-remote subsidiary. The borrowings are funded by pledging all of the rights, title and interest in the receivables acquired by our bankruptcy-remote subsidiary as security. Any amounts received under the U.S. AR Arrangement are recorded as debt on our Consolidated Balance Sheets. As of both May 31, 2021 and November 30, 2020, there were no borrowings outstanding under this facility.

In Canada, we have an accounts receivable securitization program with a bank to provide additional capital for operations. Under the terms of this program, as renewed in March 2020, SYNNEX Canada Limited (“SYNNEX Canada”) can borrow up to CAD100.0 million, or $82.9 million, in exchange for the transfer of eligible trade accounts receivable, on an ongoing revolving basis through May 2023. The program includes an accordion feature that allows us to request an increase in the bank's commitment by an additional CAD50.0 million, or $41.4 million. Any amounts received under this arrangement are recorded as debt on our Consolidated Balance Sheets and are secured by pledging all of the rights, title and interest in the receivables to the bank. We guarantee the performance obligations of SYNNEX Canada under this arrangement. The effective borrowing cost is based on the weighted-average of the Canadian Dollar Offered Rate plus a margin of 1.00% per annum and the prevailing lender commercial paper rates. In addition, prior to an event of termination, SYNNEX Canada is obligated to pay a program fee of 0.75% per annum based on the used portion of the commitment. After an event of termination, the program fee shall be the sum of the base rate and 2.50% per annum, based on the used portion of the commitment. SYNNEX Canada pays a fee of 0.40% per annum for any unused portion of the commitment up to CAD60.0 million, or $49.7 million, and when the unused portion exceeds CAD60.0 million, or $49.7 million, a fee of 0.55% per annum on the remaining unused commitment. As of both May 31, 2021 and November 30, 2020, there was no outstanding balance under this arrangement.

SYNNEX Japan has a credit agreement with a group of banks for a maximum commitment of JPY15.0 billion or $136.9 million. The credit agreement is comprised of a JPY7.0 billion, or $63.9 million, term loan and a JPY8.0 billion, or $73.0 million, revolving credit facility and expires in November 2021. The interest rate for the term loan and revolving credit facility is based on the Tokyo Interbank Offered Rate, plus a margin, which is based on our consolidated leverage ratio, and currently equals 0.70% per annum. The unused line fee on the revolving credit facility is currently 0.10% per annum based on our consolidated current leverage ratio. The term loan can be repaid at any time prior to the expiration date without penalty. We have guaranteed the obligations of SYNNEX Japan under this facility. As of May 31, 2021 and November 30, 2020, the balances outstanding under the term loan component of these facilities were $63.9 million and $67.1 million respectively. There was no outstanding under the revolving credit facility as of May 31, 2021, and $31.6 million as of November 30, 2020

In the United States, we have a senior secured credit agreement (as amended, the "U.S. Credit Agreement") with a group of financial institutions. The U.S. Credit Agreement includes a $600.0 million commitment for a revolving credit facility and a term loan in the original principal amount of $1.2 billion. We can request incremental commitments to increase the principal amount of the revolving line of credit or term loan by $500.0 million, plus an additional amount which is dependent upon our pro forma first lien leverage ratio, as calculated under the U.S. Credit Agreement. The U.S. Credit Agreement matures in September 2022. The remaining outstanding principal of the term loan is payable on maturity. Interest on borrowings under the U.S. Credit Agreement can be based on LIBOR or a base rate at our option, plus a margin. The margin for LIBOR loans ranges from 1.25% to 2.00% and the margin for base rate loans ranges from 0.25% to 1.00%, provided that LIBOR shall not be less than zero. The base rate is a variable-rate which is the highest of (a) the Federal Funds Rate, plus a margin of 0.50%, (b) the rate of interest announced, from time to time, by the agent, Bank of America, N.A., as its “prime rate,” and (c) the Eurodollar Rate, plus 1.00%. The unused revolving credit facility commitment fee ranges from 0.175% to 0.30% per annum. The margins above the applicable interest rates and the revolving commitment fee for revolving loans are based on our consolidated leverage ratio, as calculated under the U.S. Credit Agreement. Our obligations under the U.S. Credit Agreement are secured by substantially all of the parent company’s and its United States domestic subsidiaries’ assets on a pari passu basis with the interests of the lenders under the U.S. Term Loan Credit Agreement (defined below) pursuant to an intercreditor agreement and are guaranteed by certain of our United States domestic subsidiaries. As of both May 31, 2021 and November 30, 2020, the balance outstanding under the term loan component of the U.S. Credit Agreement was $500.0 million. There were no borrowings outstanding under the revolving line of credit under the U.S. Credit Agreement as of both May 31, 2021 and November 30, 2020.

We have a senior secured term loan credit agreement (the “U.S. Term Loan Credit Agreement”) with a group of financial institutions, in the original principal amount of $1.8 billion. The U.S. Term Loan Credit Agreement matures in October 2023. The remaining outstanding principal amount of the term loan is payable on maturity. Interest on borrowings under the U.S. Term Loan Credit Agreement can be based on LIBOR or a base rate at our option, plus a margin. The margin for LIBOR loans ranges from 1.25% to 1.75% and the margin for base rate loan ranges from 0.25% to 0.75%, provided that LIBOR shall not be less than zero. The base rate is a variable-rate which is the highest of (a) 0.5% plus the greater of (x) the Federal Funds Rate in effect on such day and (y) the overnight bank funding rate in effect on such day, (b) the Eurodollar Rate plus 1.0% per annum, and (c) the rate of interest last quoted by The Wall Street Journal as the “Prime Rate” in the U.S. During the period in which the term loans were available to be drawn, we paid term loan commitment fees. The margins above our applicable interest rates are, and the term loan commitment fee were, based on our consolidated leverage ratio as calculated under the U.S. Term Loan Credit Agreement. Our obligations under the U.S. Term Loan Credit Agreement are secured by substantially all of the parent company and certain of its domestic subsidiaries’ assets on a pari passu basis with the interests of the lenders under the existing U.S. Credit Agreement pursuant to an intercreditor agreement, and are guaranteed by certain of our domestic subsidiaries. As of both May 31, 2021 and November 30, 2020, the balance outstanding under the U.S. Term Loan Credit Agreement was $1.0 billion.

In connection with the Merger, we have entered into a credit agreement, dated as of April 16, 2021 (the “New Credit Agreement”) with the lenders party thereto and Citibank, N.A., as agent, pursuant to which we have received commitments for the extension of a senior unsecured revolving credit facility not to exceed an aggregate principal amount of $3.5 billion, including a $200 million letter of credit sub-facility, which revolving credit facility (the “new revolving credit facility”) may, subject to the lenders’ discretion, potentially be increased by up to an aggregate amount of $500 million and for the extension of a senior unsecured term loan (the “new term loan” and, together with the new revolving credit facility, the “new credit facilities”) in an aggregate principal amount not to exceed $1.5 billion. The commitments under the new credit facilities are subject to customary conditions. The borrower under the new credit facilities is the Company. There are no guarantors of the new credit facilities.

The commitments under the new credit facilities terminate upon the earliest to occur of (i) with respect to the revolving commitments, the fifth anniversary of the closing date (subject to two one-year extensions upon the Company’s prior notice to the lenders and the agreement of the lenders to extend such maturity date), (ii) in the event SYNNEX voluntarily elects to reduce such commitments to zero, on such date, or subject to certain conditions, following an event of default, (iii) if the closing does not occur prior to such date, five business days after the termination date of the Merger Agreement, and (iv) the date that the Merger Agreement is terminated by SYNNEX in a signed writing in accordance with the terms of the Merger Agreement.

The funding under the new credit facilities is subject to customary closing conditions.

The proceeds of the loans under the new term loan will be used to provide a portion of the debt financing required to refinance certain indebtedness of the Company and Tech Data, which is required to consummate the proposed transactions related to the Merger, together with the payment of related fees and expenses, and the borrowings (if any) under the new revolving credit facility on the closing date of the proposed transactions will be used to pay fees and expenses related to the Merger and related transactions. After the closing date, the revolving credit facility will, subject to customary conditions, be available for general corporate purposes or any other purpose not prohibited by the New Credit Agreement.

The outstanding principal amount of the term loan will be, once advanced, payable in quarterly installments in an amount equal to 1.25% of the original principal balance commencing on the last day of the first full fiscal quarter after the closing date of the new credit facilities, with the outstanding principal amount of the term loans due in full on the maturity date. Loans borrowed under the New Credit Agreement bear interest, in the case of LIBOR (or successor) rate loans, at a per annum rate equal to the applicable LIBOR (or successor) rate, plus the applicable margin, which may range from 1.125% to 1.75%, based on the Company’s public debt rating (as defined in the New Credit Agreement). The applicable margin on base rate loans is 1.00% less than the corresponding margin on LIBOR (or successor rate) based loans. In addition to these borrowing rates, there is a commitment fee which ranges from 0.125% to 0.300% on any unused commitment under the new revolving credit facility based on the Company’s public debt rating.

The New Credit Agreement contains various loan covenants that will restrict the ability of the Company and its subsidiaries to take certain actions that are customary for similar facilities for similarly rated borrowers. The New Credit Agreement also contains financial covenants which will require compliance with a maximum debt to EBITDA ratio and a minimum interest coverage ratio, in each case tested on the last day of any fiscal quarter commencing with the first full fiscal quarter to occur after the closing date of the new credit facilities. The New Credit Agreement also contains various customary events of default, including with respect to a change of control of the Company.

On March 22, 2021, we had entered into a debt commitment letter (the “Commitment Letter”), under which Citigroup Global Markets Inc. and certain other financing institutions joining thereto pursuant to the terms thereof committed to provide (i) a $1.5 billion senior unsecured term bridge facility (the "Term Loan A Bridge Facility"), (ii) a $2.5 billion senior unsecured term bridge facility (the “Bridge Facility”) and (iii) a $3.5 billion senior unsecured revolving bridge facility (the "Bridge Revolving Facility"), subject to the satisfaction of certain customary closing conditions. On April 16, 2021, (i) the $1.5 billion commitment with respect to Term Loan A Bridge Facility under the Commitment Letter and (ii) the $3.5 billion commitment with respect to Bridge Revolving Facility under the Commitment Letter were reduced to zero, in each case, as a result of us entering into the New Credit Agreement.

SYNNEX Canada has an uncommitted revolving line of credit with a bank under which it can borrow up to CAD50.0 million, or $41.4 million. Borrowings under the facility are secured by eligible inventory and bear interest at a base rate plus a margin ranging from 0.50% to 2.25% depending on the base rate used. The base rate could be a Banker's Acceptance Rate, a Canadian Prime Rate, LIBOR or U.S. Base Rate. As of both May 31, 2021 and November 30, 2020, there were no borrowings outstanding under this credit facility.

Other borrowings and term debt include lines of credit with financial institutions at certain locations outside the United States, factoring of accounts receivable with recourse provisions, capital leases, a building mortgage and book overdrafts. As of May 31, 2021, commitments for these revolving credit facilities aggregated $45.6 million. Interest rates and other terms of borrowing under these lines of credit vary by country, depending on local market conditions. Borrowings under these facilities are generally guaranteed by us or secured by eligible accounts receivable. As of May 31, 2021 and November 30, 2020, the balances outstanding under these revolving credit facilities were $0.6 million and $25.8 million, respectively.

The maximum commitment amounts for local currency credit facilities have been translated into United States Dollars at May 31, 2021 exchange rates.

Off-Balance Sheet Arrangements

We have financing programs in the United States and Japan under which trade accounts receivable of certain customers may be sold to financial institutions. Available capacity under these programs is dependent upon the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At May 31, 2021 and November 30, 2020, we had a total of $72.1 million and $21.4 million, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs.

Covenant Compliance

Our credit facilities have a number of covenants and restrictions that, among other things, require us to maintain specified financial ratios and satisfy certain financial condition tests. They also limit our ability to incur additional debt, make intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase our stock, create liens, cancel debt owed to us, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. As of May 31, 2021, we were in compliance with all material covenants for the above arrangements, and we do not believe we are at material risk of not meeting such covenants.

Contractual Obligations

Our contractual obligations consist of future payments due under our loans, payments for our operating lease commitments and repatriation tax under the Tax Cuts and Jobs Act (“the TCJA”) which are already recorded on our Consolidated Balance Sheet. In addition, our contractual obligations include interest on our debt. The following table summarizes our contractual obligations as at May 31, 2021 (prepared on a fiscal year basis with the remaining six months of fiscal 2021 representing the less than 1 year obligations):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years
	(in thousands)
Contractual Obligations:
Principal debt payments	$1,566,084	$66,084	$1,500,000	$—	$—
Interest on debt	129,926	32,455	97,471	—	—
Repatriation tax under the TCJA	40,462	—	19,357	21,105	—
Non-cancellable operating leases	82,691	12,174	38,326	20,182	12,009
Total	$1,819,163	$110,713	$1,655,154	$41,287	$12,009

Interest on debt, in the table above, includes estimated interest on our term loans at rates of interest applicable at the end of our fiscal period.

We are contingently liable under agreements, without expiration dates, to repurchase repossessed inventory acquired by flooring companies as a result of default on floor plan financing arrangements by our customers. There have been no repurchases through May 31, 2021 under these agreements and we are not aware of any pending customer defaults or repossession obligations. As we do not have access to information regarding the amount of inventory purchased from us still on hand with the customer at any point in time, our repurchase obligations relating to inventory cannot be reasonably estimated. As of May 31, 2021, and November 30, 2020, accounts receivable subject to flooring arrangements were $38.9 million and $49.5 million, respectively. For more information on our third-party revolving short-term financing arrangements, see Note 8 - Accounts Receivable Arrangements to the Consolidated Financial Statements included in Item 1 of Part I of this Report.

As of May 31, 2021, we have established a reserve of $12.0 million for unrecognized tax benefits.

As we are unable to reasonably predict the timing of settlement of these guarantees and the reserve for unrecognized tax benefits, the table above excludes such liabilities.

In addition, refer to Note 17 – Pending Merger to the Consolidated Financial Statements for contractual obligations under the Merger Agreement and Credit Agreement entered in relation to our proposed acquisition of Tech Data.

Related Party Transactions

We have a business relationship with MiTAC Holdings, a publicly-traded company in Taiwan, which began in 1992 when MiTAC Holdings became our primary investor through its affiliates. As of both May 31, 2021 and November 30, 2020, MiTAC Holdings and its affiliates beneficially owned approximately 18% of our outstanding common stock. Mr. Matthew Miau, the Chairman Emeritus of our Board of Directors and a director, is the Chairman of MiTAC Holdings' and a director or officer of MiTAC Holdings' affiliates.

The shares owned by MiTAC Holdings are held by the following entities:

As of May 31, 2021
(in thousands)
MiTAC Holdings(1)	5,300
Synnex Technology International Corp.(2)	3,860
Total	9,160

(1)

Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC Holdings. Excludes 192 thousand shares held directly by Mr. Miau, 217 thousand shares indirectly held by Mr. Miau through a charitable remainder trust, and 190 thousand shares held by his spouse.

(2)

Synnex Technology International Corp. (“Synnex Technology International”) is a separate entity from us and is a publicly-traded corporation in Taiwan. Shares are held via Peer Development Ltd., a wholly-owned subsidiary of Synnex Technology International. MiTAC Holdings owns a noncontrolling interest of 14.05% in MiTAC Incorporated, a privately-held Taiwanese company, which in turn holds a noncontrolling interest of 15.65% in Synnex Technology International. Neither MiTAC Holdings nor Mr. Miau is affiliated with any person(s), entity, or entities that hold a majority interest in MiTAC Incorporated.

MiTAC Holdings generally has influence over us regarding matters submitted to stockholders for consideration, including any merger or acquisition of ours. Among other things, this could have the effect of delaying, deterring or preventing a change of control over the Company.

We purchased inventories and services from MiTAC Holdings and its affiliates totaling $48.6 million and $89.8 million during the three and six months ended May 31, 2021, respectively and totaling $55.3 million and $98.6 million during the three and six months ended May 31, 2020, respectively. Our sales to MiTAC Holdings and its affiliates totaled $0.2 million and $0.5 million during the three and six months ended May 31, 2021, respectively, and totaled $0.2 million and $0.5 million during the three and six months ended May 31, 2020, respectively. In addition, we paid for reimbursement of rent and overhead costs for the use of facilities of MiTAC Holdings and its affiliates amounting to $47 thousand and $79 thousand during the three and six months ended May 31, 2021, respectively, and $34 thousand and $64 thousand during the three and six months ended May 31, 2020, respectively.

As of May 31, 2021 and November 30, 2020, our payables to MiTAC Holdings and its affiliates were $23.6 million and $49.6 million, respectively. As of May 31, 2021 and November 30, 2020, our receivables from MiTAC Holdings and its affiliates were $13.0 million and $26.1 million, respectively.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

We are exposed to foreign currency risk in the ordinary course of business in our continuing operations. We manage cash flow exposures for our major countries and the foreign currency impact of assets and liabilities denominated in non-functional currencies using a combination of forward contracts. Principal currencies hedged are the Canadian Dollar, the Brazilian Real, the Euro, the Colombian Peso, the Chilean Peso, the Indian Rupee, the Chinese Yuan and the Japanese Yen. We do not hold or issue derivative financial instruments for trading purposes.

The following table presents the hypothetical changes in fair values of our outstanding foreign currency derivative instruments related to our continuing operations as of May 31, 2021 and November 30, 2020, arising from an instantaneous strengthening or weakening of the U.S. dollar by 5%, 10% and 15% (in thousands):

	Loss on Derivative Instruments Given a Weakening of U.S. dollar by X Percent			Gain (Loss) Assuming No Change in Exchange Rate	Gain on Derivative Instruments Given a Strengthening of U.S. dollar by X Percent
	15%	10%	5%		5%	10%	15%
Forward contracts at May 31, 2021	$(38,164)	$(25,748)	$(14,639)	$(4,641)	$4,406	$12,629	$20,138
Forward contracts at November 30, 2020	(48,022)	(31,306)	(16,349)	(2,888)	9,291	20,363	32,037

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

Interest Rate and Equity Price Risk

There have been no material changes in interest rate risk and equity price risk related to our continuing operations during the six months ended May 31, 2021 from our Annual Report on Form 10-K for the fiscal year ended November 30, 2020. For a discussion of the Company's exposure to interest rate and equity risk, reference is made to disclosures set forth in Part II, Item 7A of our above-mentioned Annual Report on Form 10-K.

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

The success of the proposed acquisition of Tech Data (the “Merger”) will depend, in part, on our ability to realize the anticipated benefits from combining the businesses of SYNNEX and Tech Data. Our ability to realize these anticipated benefits and cost savings is subject to certain risks including:

•	Our ability to successfully combine the businesses of SYNNEX and Tech Data;
•	whether the combined businesses will perform as expected;
•	the reduction of our cash available for operations and other uses and the incurrence of indebtedness to finance the Merger; and
•	the assumption of known and unknown liabilities of Tech Data.

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

Completion of the Merger is conditioned upon the expiration or early termination of the waiting period relating to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other similar antitrust laws in certain other countries as well as certain other applicable laws or regulations and the governmental authorizations required to complete the Merger having been obtained and being in full force and effect. Although SYNNEX and Tech Data have agreed in the Merger Agreement to use their reasonable best efforts, subject to certain limitations, to make certain governmental filings or obtain the required governmental authorizations, as the case may be, there can be no assurance that the relevant waiting periods will expire or authorizations will be obtained, and if such authorizations aren’t obtained, the Merger will not be completed.

SYNNEX may waive one or more of the closing conditions without re-soliciting stockholder approval.

SYNNEX may determine to waive, in whole or part, one or more of the conditions of its obligations to consummate the Merger. SYNNEX currently expects to evaluate the materiality of any waiver and its effect on SYNNEX’ stockholders in light of the facts and circumstances at the time to determine whether any amendment of the proxy statement filed on June 9, 2021 (“proxy statement”) or any re-solicitation of proxies or voting cards is required in light of such waiver. Any determination whether to waive any condition to the Merger or as to re-soliciting stockholder approval or amending the proxy statement as a result of a waiver will be made by SYNNEX at the time of such waiver based on the facts and circumstances as they exist at that time.

SYNNEX and Tech Data’s business relationships may be subject to disruption due to uncertainty associated with the Merger.

Parties with which SYNNEX or Tech Data do business may experience uncertainty associated with the Merger, including with respect to current or future business relationships with us, Tech Data or the combined business. SYNNEX and Tech Data’s business relationships may be subject to disruption as customers, vendors and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than SYNNEX, Tech Data or the combined business. These disruptions could have a material and adverse effect on the businesses, financial condition, results of operations or prospects of the combined business, including a material and adverse effect on our ability to realize the anticipated benefits of the Merger. The risk and adverse effect of such disruptions could be exacerbated by a delay in completion of the Merger or termination of the Merger Agreement.

Failure to complete the Merger could negatively impact the stock price and the future business and financial results of SYNNEX.

If the Merger is not completed for any reason, the ongoing business of SYNNEX may be adversely affected and, without realizing any of the benefits of having completed the Merger, SYNNEX would be subject to a number of risks, including the following:

•	We may experience negative reactions from the financial markets, including negative impacts on our stock price, and from our customers, vendors and associates;
•	We may be required to pay Tech Data a fee of up to $131.7 million if the Merger is not consummated;
•	We will be required to pay certain transaction expenses and other costs relating to the Merger, whether or not the Merger is completed;
•	the Merger Agreement places certain restrictions on the conduct of our business prior to completion of the Merger; and
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

Stockholder lawsuits relating to the Merger have been filed against us, which could result in substantial costs and may delay or prevent the Merger from being completed.

Stockholder lawsuits are often brought against companies that have entered into merger agreements. Between May 26, 2021 and June 22, 2021, four such suits have been brought against SYNNEX and the Board. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting consummation of the Merger, then that injunction may delay or prevent the Merger from being completed.

The proposed acquisition of Tech Data and the incurrence of debt to fund the proposed acquisition of Tech Data may impact our financial position and subject us to additional financial and operating restrictions.

As of May 31, 2021, we had $1.6 billion of total debt. We expect to incur a substantial amount of additional debt in connection with the proposed acquisition of Tech Data. We expect that upon completion of the proposed acquisition of Tech Data and the related financing transactions, our total debt will increase to approximately $4 billion. In addition, we expect to have capacity to incur significant additional debt in excess of $4 billion to fund our working capital needs and for other corporate purposes. If we are unable to raise financing on acceptable terms, we may need to rely on the Bridge Facility, which would result in higher borrowing costs and will have a shorter maturity than those from anticipated, long-term debt financing alternatives. In addition, if we are unable to obtain long-term debt financing on the terms we anticipate, then such alternative long-term debt financing may subject us to higher costs of borrowing, and additional financial and operating covenants, which may limit our flexibility in responding to our business needs. We expect to obtain long-term unsecured debt financing in lieu of the commitments provided under Tranche C of the Bridge Facility. However, there can be no assurance we will be able to obtain such permanent debt financing or that it will be on acceptable terms. In addition, we anticipate that as a result of the debt we expect to incur to finance the proposed acquisition of Tech Data, our credit and the long-term debt financing will be rated by credit rating agencies. Any potential future negative change in our credit ratings may make it more expensive for us to raise long-term permanent financing on terms that are acceptable to us or to raise additional capital on terms that are acceptable to us, if at all; negatively impact the price of our common stock; increase our overall cost of capital; and have other negative implications on our business, many of which are beyond our control.

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

10.2#	Amendment No. 2 to SYNNEX Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on April 8, 2021).

10.3

Credit Agreement dated as of April 16, 2021 among SYNNEX Corporation and named Initial Lenders and Citibank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2021).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

99.1

Voting Agreement, dated as of March 22, 2021, by and among SYNNEX, Tiger Parent (AP) Corporation, and certain stockholders of SYNNEX (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 22, 2021).

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

Date: July 7, 2021

SYNNEX CORPORATION

By:	/s/ Dennis Polk
Dennis Polk
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

By:	/s/ Marshall W. Witt
Marshall W. Witt
Chief Financial Officer
(Duly authorized officer and principal financial officer)