Form 10-Q
period 2021-08-31
SYNNEX CORP
filed 2021-10-05
CIK 1177394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2021
Common Stock, $0.001 par value	96,008,186

SYNNEX CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SYNNEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(currency and share amounts in thousands, except par value)

(unaudited)

	August 31, 2021	November 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$4,050,364	$1,412,016
Accounts receivable, net	2,229,640	2,791,703
Receivables from vendors, net	262,147	286,327
Inventories	2,866,212	2,684,076
Other current assets	195,058	173,940
Current assets of discontinued operations	—	1,421,065
Total current assets	9,603,421	8,769,127
Property and equipment, net	152,293	157,645
Goodwill	425,100	423,885
Intangible assets, net	158,397	186,047
Deferred tax assets	40,134	39,636
Other assets, net	127,636	138,070
Noncurrent assets of discontinued operations	—	3,754,180
Total assets	$10,506,980	$13,468,590

LIABILITIES AND EQUITY
Current liabilities:
Borrowings, current	$8,737	$124,958
Accounts payable	3,222,284	3,751,240
Accrued compensation and benefits	104,387	103,075
Other accrued liabilities	647,855	618,616
Income taxes payable	24,131	46,363
Current liabilities of discontinued operations	—	985,840
Total current liabilities	4,007,393	5,630,092
Long-term borrowings	4,016,449	1,496,700
Other long-term liabilities	130,917	130,296
Deferred tax liabilities	13,931	5,836
Noncurrent liabilities of discontinued operations	—	1,866,807
Total liabilities	8,168,690	9,129,730
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 200,000 shares authorized, 53,855 and 53,671 shares issued as of August 31, 2021 and November 30, 2020, respectively	54	54
Additional paid-in capital	1,615,688	1,591,536
Treasury stock, 2,550 and 2,538 shares as of August 31, 2021 and November 30, 2020, respectively	(192,316)	(191,216)
Accumulated other comprehensive income (loss)	(156,778)	(194,571)
Retained earnings	1,071,642	3,133,058
Total stockholders' equity	2,338,290	4,338,860
Total liabilities and equity	$10,506,980	$13,468,590

(Amounts may not add due to rounding)

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(currency and share amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Revenue	$5,207,064	$5,306,361	$16,002,904	$13,858,313
Cost of revenue	(4,894,442)	(5,008,881)	(15,056,539)	(13,031,113)
Gross profit	312,622	297,480	946,365	827,201
Selling, general and administrative expenses	(164,418)	(165,107)	(508,511)	(506,239)
Operating income	148,204	132,373	437,853	320,962
Interest expense and finance charges, net	(26,365)	(19,747)	(71,766)	(59,531)
Other income (expense), net	4,796	25	2,707	(1,004)
Income from continuing operations before income taxes	126,635	112,650	368,794	260,426
Provision for income taxes	(31,931)	(26,953)	(93,165)	(56,023)
Income from continuing operations	94,705	85,697	275,628	204,403
Income from discontinued operations, net of taxes	—	48,767	—	109,605
Net income	$94,705	$134,464	$275,628	$314,008
Earnings per common share:
Basic
Continuing operations	$1.82	$1.67	$5.32	$3.97
Discontinued operations	—	0.95	—	2.13
Net income	$1.82	$2.61	$5.32	$6.10
Diluted
Continuing operations	$1.81	$1.65	$5.27	$3.95
Discontinued operations	—	0.94	—	2.12
Net income	$1.81	$2.60	$5.27	$6.07
Weighted-average common shares outstanding:
Basic	51,275	50,890	51,204	50,851
Diluted	51,766	51,241	51,679	51,172

(Amounts may not add due to rounding)

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(currency in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Net income	$94,705	$134,464	$275,628	$314,008
Other comprehensive income (loss):
Change in unrealized gains or losses of defined benefit plans, net of taxes of $0 for the three and nine months ended August 31, 2021, and $3,115 for the three and nine months ended August 31, 2020	—	(8,985)	—	(8,768)
Unrealized gains (losses) on cash flow hedges during the period, net of taxes of ($184) and $357 for the three and nine months ended August 31, 2021, respectively, and ($8,220) and $7,953 for the three and nine months ended August 31, 2020, respectively	500	24,641	1,696	(24,772)
Reclassification of net (gains) losses on cash flow hedges to net income, net of tax expense (benefit) of ($2,636) and ($7,796) for the three and nine months ended August 31, 2021, respectively, and ($563) and ($1,120) for the three and nine months ended August 31, 2020, respectively	8,084	1,824	23,908	3,462
Total change in unrealized gains (losses) on cash flow hedges, net of taxes	8,584	26,465	25,604	(21,310)
Foreign currency translation adjustments, net of taxes of $308 and ($936) for the three and nine months ended August 31, 2021, respectively, and ($345) and ($51) for the three and nine months ended August 31, 2020, respectively	(20,194)	95,168	8,375	14,526
Other comprehensive income (loss)	(11,610)	112,648	33,979	(15,552)
Comprehensive income	$83,095	$247,112	$309,607	$298,456

(Amounts may not add due to rounding)

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(currency in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Total Stockholders' equity, beginning balance	$2,255,668	$3,834,381	$4,338,860	$3,788,450

Common stock and additional paid-in capital:
Beginning balance	1,605,730	1,566,817	1,591,590	1,545,474
Share-based compensation	6,509	8,829	18,147	25,041
Common stock issued for employee benefit plans	3,503	3,433	6,006	8,564
Ending balance	1,615,742	1,579,079	1,615,742	1,579,079

Treasury stock:
Beginning balance	(192,171)	(178,609)	(191,216)	(172,627)
Repurchases of common stock for tax withholdings on equity awards	(145)	(166)	(1,100)	(2,743)
Repurchases of common stock	—	—	—	(3,405)
Ending balance	(192,316)	(178,775)	(192,316)	(178,775)

Retained earnings:
Beginning balance	987,277	2,783,449	3,133,058	2,624,680
Separation of Concentrix	—	—	(2,305,982)	—
Net income	94,705	134,464	275,628	314,008
Cash dividends declared	(10,340)	(7)	(31,062)	(20,782)
Ending balance	1,071,642	2,917,906	1,071,642	2,917,906

Accumulated other comprehensive income (loss):
Beginning balance	(145,169)	(337,276)	(194,572)	(209,077)
Separation of Concentrix	—	—	3,813	—
Other comprehensive income (loss)	(11,610)	112,648	33,979	(15,552)
Ending balance	(156,779)	(224,628)	(156,779)	(224,628)

Total stockholders' equity, ending balance	$2,338,290	$4,093,582	$2,338,290	$4,093,582

Cash dividends declared per share	$0.20	$—	$0.60	$0.40

(Amounts may not add due to rounding)

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(currency in thousands)

(unaudited)

	Nine Months Ended
	August 31, 2021	August 31, 2020
Cash flows from operating activities:
Net income	$275,628	$314,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,794	251,459
Share-based compensation	18,147	25,041
Provision for doubtful accounts	2,679	48,233
Deferred income taxes	(554)	(24,070)
Unrealized foreign exchange (gains) losses	3,714	12,764
Other	(1,313)	7,456
Changes in operating assets and liabilities, net of the impact of Concentrix separation:
Accounts receivable, net	571,746	280,476
Receivables from vendors, net	24,747	44,666
Inventories	(183,777)	(282,654)
Accounts payable	(533,945)	454,290
Other operating assets and liabilities	24,926	415,428
Net cash provided by operating activities	248,791	1,547,097
Cash flows from investing activities:
Purchases of property and equipment	(14,111)	(127,326)
Acquisition of businesses	—	(4,941)
Other	11,241	(5,248)
Net cash used in investing activities	(2,870)	(137,515)
Cash flows from financing activities:
Proceeds from borrowings	639,331	3,747,096
Repayments of borrowings	(703,812)	(3,915,519)
Dividends paid	(31,062)	(20,782)
Repurchases of common stock	—	(3,405)
Increase (decrease) in book overdraft	—	(1,051)
Proceeds from issuance of common stock	6,006	8,564
Repurchases of common stock for tax withholdings on equity awards	(1,100)	(2,743)
Net transfer of cash and cash equivalents to Concentrix	(149,948)	—
Proceeds from issuance of Bonds	2,500,000	—
Debt issuance cost	(26,759)	—
Net cash provided by (used in) financing activities	2,232,658	(187,841)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,479	3,902
Net increase in cash, cash equivalents and restricted cash	2,482,057	1,225,644
Cash, cash equivalents and restricted cash at beginning of period	1,568,870	231,149
Cash, cash equivalents and restricted cash at end of period	$4,050,929	$1,456,793
Supplemental disclosure of non-cash investing activities:
Accrued costs for property and equipment purchases	$354	$13,425
Supplemental disclosure of non-cash financing activities:
Net assets transferred to Concentrix	$2,322,598	$—

(Amounts may not add due to rounding)

The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended August 31, 2021 and 2020

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

The financial results of Concentrix for the three and nine months ended August 31, 2020 are presented as income from discontinued operations, net of taxes on the Consolidated Statements of Operations and its assets and liabilities as of November 30, 2020 are presented as discontinued operations in the Consolidated Balance Sheets. The historical statements of comprehensive income, cash flows and the balances in stockholders' equity have not been revised to reflect the effect of the Separation. For further information on discontinued operations, see Note 3 - Discontinued Operations. Unless noted otherwise, discussion in the Notes to the Consolidated Financial Statements pertain to continuing operations.

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

The accompanying interim unaudited Consolidated Financial Statements as of August 31, 2021 and for the three and nine months ended August 31, 2021 and 2020 have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. The amounts as of November 30, 2020 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2020.

On March 22, 2021, the Company entered into an agreement and plan of merger (the “Merger Agreement”) to acquire 100% of Tiger Parent (AP) Corporation, the parent company of Tech Data Corporation (“Tech Data”), in a cash and stock transaction (the "Merger"). On September 1, 2021, pursuant to the terms of the Merger Agreement, the Company acquired all the outstanding shares of common stock of Tiger Parent (AP) Corporation for consideration of $1.61 billion in cash and 44 million shares of common stock of SYNNEX. The combined company is referred to as TD SYNNEX. See Note 17 – Subsequent Event for further discussion.

Interim results of operations are not necessarily indicative of financial results for a full year, and the Company makes no representations related thereto. Certain columns and rows may not add due to the use of rounded numbers.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

For a discussion of the Company’s significant accounting policies, refer to the discussion in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2020. Accounting pronouncements adopted during the nine months ended August 31, 2021 are discussed below.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. The Company evaluates these estimates on a regular basis and bases them on historical experience and on various assumptions that the Company believes are reasonable. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and work force participation and created volatility and disruption of financial markets, the impact of which was most acute during the second quarter of fiscal year 2020. Despite improvements in the global economy since

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and nine months ended August 31, 2021 and 2020

(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)

(unaudited)

the onset of the pandemic, the resurgence of the Delta variant and other mutations bring uncertainty to continued economic recovery. As a result, the Company cannot at this time accurately predict what effects these conditions will have on its operations and financial condition, including due to the uncertainties relating to the severity and duration of the pandemic, the effect on its customers and customer demand and the length of the restrictions and closures imposed by various governments. Consequently, many of the estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, these estimates may change in future periods. Actual results could differ from the estimates.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, accounts receivable, receivables from vendors and derivative instruments.

The Company’s cash and cash equivalents and derivative instruments are transacted and maintained with financial institutions with high credit standing, and their compositions and maturities are regularly monitored by management. Through August 31, 2021, the Company has not experienced any credit losses on such deposits and derivative instruments.

Accounts receivable include amounts due from customers, including related party customers. Receivables from vendors, net, includes amounts due from original equipment manufacturer (“OEM”) vendors primarily in the technology industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for expected credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of its receivable portfolio, the existence of a limited amount of credit insurance and specifically identified customer and vendor risks. The Company also considers risks attributed to COVID-19 in establishing the required allowances. Through August 31, 2021, such losses have been within management’s expectations.

One customer accounted for 23% and 29% of the Company’s total revenue during the three and nine months ended August 31, 2021, respectively. The same customer accounted for 23% and 22% of the Company’s total revenue during the three and nine months ended August 31, 2020, respectively. Products purchased from the Company’s largest OEM supplier, HP Inc., accounted for approximately 13% of total revenue during both the three and nine months ended August 31, 2021, respectively, and approximately 15% of total revenue during both the three and nine months ended August 31, 2020.

As of August 31, 2021 and November 30, 2020, one customer comprised 25% and 15%, respectively, of the consolidated accounts receivable balance.

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

For the three and nine months ended August 31, 2021 and 2020

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

For the three and nine months ended August 31, 2021 and 2020

(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)

(unaudited)

NOTE 3—DISCONTINUED OPERATIONS:

The following table summarizes the financial results from discontinued operations of Concentrix included in the Consolidated Statement of Operations:

	Three Months Ended	Nine Months Ended
	August 31, 2020	August 31, 2020
Revenue	$1,163,694	$3,418,676
Costs and expenses	(1,086,931)	(3,230,122)
Interest expense and finance charges and others, net	(9,594)	(35,231)
Income from discontinued operations before taxes	67,169	153,322
Provision for income taxes	(18,402)	(43,717)
Income from discontinued operations, net of taxes	$48,767	$109,605

There were no revenues earned or cost and expenses incurred of discontinued operations during the three and nine months ended August 31, 2021. There were no non-cash items or capital expenditures of discontinued operations during the nine months ended August 31, 2021. During the nine months ended August 31, 2020, significant non-cash items and capital expenditures of discontinued operations included in the consolidated statement of cash flows are outlined below:

Nine Months Ended
August 31, 2020
Operating activities:
Depreciation and amortization	$203,679
Share-based compensation	11,821
Provision for doubtful accounts	5,476
Deferred income taxes	(23,975)
Unrealized foreign exchange (gains) losses	12,666
Investing activities:
Purchases of property and equipment	$106,249

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and nine months ended August 31, 2021 and 2020

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

The following table summarizes the number of share-based awards granted under the Company’s stock incentive plans, during the three and nine months ended August 31, 2021 and 2020, and the measurement-date fair value of those awards:

	Three Months Ended					Nine Months Ended
	August 31, 2021			August 31, 2020		August 31, 2021		August 31, 2020
	Shares awarded		Fair value of grants	Shares awarded	Fair value of grants	Shares awarded	Fair value of grants	Shares awarded		Fair value of grants
Stock options	—		$—	—	$—	98	$2,995	—		$—
Restricted stock awards	2		181	—	—	256	23,515	30		2,533
Restricted stock units	—	*	3	—	—	99	7,665	—	*	25
	2		$184	—	$—	453	$34,175	30		$2,558

* Less than a thousand units.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and nine months ended August 31, 2021 and 2020

(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)

(unaudited)

The Company recorded share-based compensation expense in the Consolidated Statements of Operations for the three and nine months ended August 31, 2021 and 2020 as follows:

	Three Months Ended		Nine Months Ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Total share-based compensation (recorded in selling, general and administrative expenses)	$6,509	$4,996	$18,147	$13,220
Tax benefit recorded in the provision for income taxes	(1,610)	(1,251)	(4,501)	(3,297)
Effect on net income	$4,899	$3,745	$13,646	$9,923

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

NOTE 5—BALANCE SHEET COMPONENTS:

Cash, cash equivalents and restricted cash:

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	As of
	August 31, 2021	November 30, 2020
Cash and cash equivalents	$4,050,364	$1,412,016
Restricted cash included in other current assets	565	504
Cash, cash equivalents and restricted cash	$4,050,929	$1,412,520

Accounts receivable, net:

	As of
	August 31, 2021	November 30, 2020
Accounts receivable	$2,291,466	$2,859,064
Less: Allowance for doubtful accounts	(61,826)	(67,361)
Accounts receivable, net	$2,229,640	$2,791,703

Receivables from vendors, net:

	As of
	August 31, 2021	November 30, 2020
Receivables from vendors	$268,027	$291,453
Less: Allowance for doubtful accounts	(5,880)	(5,125)
Receivables from vendors, net	$262,147	$286,327

Property and equipment, net:

	As of
	August 31, 2021	November 30, 2020
Land	$18,545	$18,400
Equipment, computers and software	155,263	143,791
Furniture and fixtures	31,813	30,355
Buildings, building improvements and leasehold improvements	148,701	147,830
Construction-in-progress	209	1,732
Total property and equipment, gross	$354,531	$342,108
Less: Accumulated depreciation	(202,238)	(184,464)
Property and equipment, net	$152,293	$157,645

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and nine months ended August 31, 2021 and 2020

(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)

(unaudited)

Depreciation expense was $5,633 and $16,800, respectively, for the three and nine months ended August 31, 2021 and $5,937 and $17,650, respectively, for the three and nine months ended August 31, 2020.

Goodwill:

Amount
Balance as of November 30, 2020	$423,885
Foreign exchange translation	1,215
Balance as of August 31, 2021	$425,100

Intangible assets, net:

	As of August 31, 2021			As of November 30, 2020
	Gross Amounts	Accumulated Amortization	Net Amounts	Gross Amounts	Accumulated Amortization	Net Amounts
Customer relationships and lists	$175,927	$(114,241)	$61,687	$175,812	$(101,095)	$74,717
Vendor lists	177,918	(94,917)	83,001	177,555	(82,187)	95,368
Trade name and others	28,418	(14,708)	13,710	28,349	(12,387)	15,962
Total	$382,263	$(223,866)	$158,397	$381,716	$(195,669)	$186,047

Amortization expense was $9,386 and $28,128, respectively, for the three and nine months ended August 31, 2021 and $9,995 and $30,130, respectively, for the three and nine months ended August 31, 2020.

Estimated future amortization expense of the Company’s intangible assets is as follows:

Fiscal years ending November 30,
2021 (remaining three months)	$9,373
2022	34,426
2023	30,610
2024	25,682
2025	22,228
Thereafter	36,077
Total	$158,397

Accumulated other comprehensive income (loss):

The components of accumulated other comprehensive income (loss) (“AOCI”), net of taxes, were as follows:

	Unrecognized gains (losses) on defined benefit plans, net of taxes	Unrealized gains (losses) on cash flow hedges, net of taxes	Foreign currency translation adjustment and other, net of taxes	Total
Balance as of November 30, 2020	$(37,584)	$(60,147)	$(96,840)	$(194,571)
Transferred to Concentrix	38,655	(29,240)	(5,602)	3,813
Other comprehensive income (loss) before reclassification	—	1,696	8,375	10,071
Reclassification of (gains) losses from Other comprehensive income (loss)	—	23,908	—	23,908
Balance as of August 31, 2021	$1,071	$(63,783)	$(94,067)	$(156,778)

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

For the three and nine months ended August 31, 2021 and 2020

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

 Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The fair values of the Company’s derivative instruments are disclosed in Note 7 - Fair Value Measurements and summarized in the table below:

	Value as of
Balance Sheet Line Item	August 31, 2021	November 30, 2020
Derivative instruments not designated as hedging instruments:
Foreign exchange forward contracts (notional value)	$289,883	$274,181
Other current assets	630	209
Other accrued liabilities	1,493	3,232
Interest rate swap (notional value)	$—	$100,000
Other accrued liabilities	—	128
Derivative instruments designated as cash flow hedges:
Interest rate swaps (notional value)	$1,500,000	$1,500,000
Other accrued liabilities	82,735	115,598

Volume of Activity

The notional amounts of foreign exchange forward contracts represent the gross amounts of foreign currency, including, principally, the Canadian Dollar, the Indian Rupee, the Brazilian Real, the Colombian Peso, the Euro, the Mexican Peso, the Chinese Yuan, and the Chilean Peso, that will be bought or sold at maturity. The term and notional amount of interest rate swaps are determined based on management’s assessment of future interest rates and other factors such as debt maturities. The notional amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of the Company’s exposure to credit or market loss. The Company’s exposure to credit loss and market risk will vary over time as currency and interest rates change.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and nine months ended August 31, 2021 and 2020

(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)

(unaudited)

The Effect of Derivative Instruments on AOCI and the Consolidated Statements of Operations

The following table shows the gains and losses, before taxes, of the Company’s derivative instruments designated as cash flow hedges and not designated as hedging instruments in Other Comprehensive Income (“OCI”), and the Consolidated Statements of Operations for the periods presented:

		Three Months Ended,		Nine Months Ended,
	Location of Gains (Losses) in Income	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Interest expense and finance charges, net		$(26,365)	$(19,747)	$(71,766)	$(59,531)
Other income (expense), net		4,796	25	2,707	(1,004)

Derivative instruments designated as cash flow hedges:
Gains (losses) recognized in OCI on interest rate swaps		$684	$(1,902)	$1,339	$(68,520)

Gains (losses) on interest rate swaps reclassified from AOCI into income	Interest expense and finance charges, net	$(10,721)	$(10,305)	$(31,704)	$(23,710)

Derivative instruments not designated as hedging instruments:
Gains (losses) recognized from foreign exchange forward contracts, net(1)	Other income (expense), net	$1,782	$189	$(7,347)	$5,550
Gains (losses) recognized from interest rate swaps, net	Interest expense and finance charges, net	—	222	(128)	(882)
Total		$1,782	$411	$(7,475)	$4,668

(1)	The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies.

There were no material gain or loss amounts excluded from the assessment of effectiveness. Existing net losses in AOCI that are expected to be reclassified into earnings in the normal course of business within the next twelve months are $39,160.

Offsetting of Derivatives

The Company’s derivative instruments are generally governed by standard International Swaps and Derivatives Association, Inc. master agreements, which generally do not require the Company to post any collateral, and specify netting rights, and other customary provisions including events of defaults and termination rights.

In the Consolidated Balance Sheets, the Company does not offset derivative assets against liabilities in master netting arrangements. If derivative exposures covered by a qualifying master netting agreement had been netted in the Consolidated Balance Sheets, the total derivative asset and liability positions would have been reduced by $630 each as of August 31, 2021 and $139 each as of November 30, 2020.

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

For the three and nine months ended August 31, 2021 and 2020

(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)

(unaudited)

The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	As of August 31, 2021				As of November 30, 2020
		Fair value measurement category				Fair value measurement category
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$564	$564	$—	$—	$7,915	$7,915	$—	$—
Marketable equity securities	2,852	2,852	—	—	3,050	3,050	—	—
Forward foreign currency exchange contracts	630	—	630	—	209	—	209	—
Liabilities:
Forward foreign currency exchange contracts	$1,493	$—	$1,493	$—	$3,232	$—	$3,232	$—
Interest rate swaps	82,735	—	82,735	—	115,725	—	115,725	—

The Company’s cash equivalents consist primarily of highly liquid investments in money market funds and term deposits with maturity periods of three months or less. The carrying values of cash equivalents approximate fair value since they are near their maturity. Investments in marketable equity securities, primarily comprising investments in other companies’ equity securities as per local customary business practice, are recorded at fair value based on quoted market prices. The fair values of forward exchange contracts are measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. Fair values of interest rate swaps are measured using standard valuation models using inputs that are readily available in public markets, or can be derived from observable market transactions, including LIBOR spot and forward rates. The effect of nonperformance risk on the fair value of derivative instruments was not material as of August 31, 2021 and November 30, 2020.

The carrying values of accounts receivable, accounts payable and short-term debt approximate fair value due to their short maturities and interest rates which are variable in nature. The carrying value of the Company’s term loans approximate their fair value since they bear interest rates that are similar to existing market rates.

During the nine months ended August 31, 2021, there were no transfers between the fair value measurement category levels.

NOTE 8—ACCOUNTS RECEIVABLE ARRANGEMENTS:

The Company has an uncommitted supply-chain financing program with a global financial institution under which trade accounts receivable of certain customers and their affiliates may be acquired, without recourse, by the financial institution. Available capacity under this program is dependent on the level of the Company’s trade accounts receivable with these customers and the financial institution’s willingness to purchase such receivables. As of August 31, 2021 and November 30, 2020, accounts receivable sold to and held by the financial institution under this program were $19,317 and $15,572, respectively. Discount fees related to the sale of trade accounts receivable under this facility are included in “Interest expense and finance charges, net” in the Consolidated Statements of Operations. During the three and nine months ended August 31, 2021 and 2020, discount fees were not material to the Company’s results of operations.

SYNNEX Japan, the Company’s Japanese subsidiary, has arrangements with financial institutions for the sale and financing of approved accounts receivable and notes receivable. The amounts outstanding under these arrangements that were sold, but not collected, as of August 31, 2021 and November 30, 2020 were $29,366 and $5,798, respectively. Discount fees related to the sale of trade accounts and notes receivable under this facility are included in “Interest expense and finance charges, net” in the Consolidated Statements of Operations. During the three and nine months ended August 31, 2021 and 2020, discount fees were not material to the Company’s results of operations.

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

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and nine months ended August 31, 2021 and 2020

(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)

(unaudited)

The following table summarizes the net sales financed through flooring agreements and the flooring fees incurred:

	Three Months Ended		Nine Months Ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Net sales financed	$626,544	$584,901	$1,718,190	$1,512,429
Flooring fees(1)	3,919	3,690	11,065	9,563

(1)	Flooring fees are included within “Interest expense and finance charges, net.”

As of August 31, 2021 and November 30, 2020, accounts receivable subject to flooring agreements were $42,114 and $49,461, respectively.

NOTE 9—BORROWINGS:

Borrowings consist of the following:

	As of
	August 31, 2021	November 30, 2020
SYNNEX Japan credit facility - revolving line of credit component	$8,181	$31,627
SYNNEX Japan credit agreement - term loan component	—	67,088
Other borrowings	556	26,243
Borrowings, current	$8,737	$124,958

SYNNEX United States credit agreement - term loan component	$500,000	$500,000
SYNNEX United States term loan credit agreement	1,000,000	1,000,000
SYNNEX Japan credit facility - term loan component	45,450	—
SYNNEX new Senior Notes	2,500,000	—
Other term debt	—	85
Long-term borrowings, before unamortized debt discount and issuance costs	$4,045,450	$1,500,085
Less: unamortized debt discount and issuance costs	(29,001)	(3,385)
Long-term borrowings	$4,016,449	$1,496,700

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

For the three and nine months ended August 31, 2021 and 2020

(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)

(unaudited)

SYNNEX Canada accounts receivable securitization arrangement

SYNNEX Canada Limited (“SYNNEX Canada”), the Company's subsidiary in Canada, has an accounts receivable securitization program with a bank to provide additional capital for its operations. Under the terms of this program, which matures in May 2023, SYNNEX Canada can borrow up to CAD100,000, or $79,264, in exchange for the transfer of eligible trade accounts receivable, on an ongoing revolving basis. The program includes an accordion feature that allows SYNNEX Canada to request an increase in the bank's commitment up to an additional CAD50,000, or $39,632. Any amounts received under this arrangement are recorded as debt on the Company's Consolidated Balance Sheets and are secured by pledging all of the rights, title and interest in the receivables to the bank. The effective borrowing cost is based on the weighted-average of the Canadian Dollar Offered Rate plus a margin of 1.00% per annum and the prevailing lender commercial paper rates. In addition, prior to an event of termination, SYNNEX Canada is obligated to pay a program fee of 0.75% per annum based on the used portion of the commitment. After an event of termination, the program fee shall be the sum of the base rate and 2.50% per annum, based on the used portion of the commitment. SYNNEX Canada pays a fee of 0.40% per annum for any unused portion of the commitment up to CAD60,000, or $47,559, and when the unused portion exceeds CAD60,000, or $47,559, a fee of 0.55% per annum of the unused portion of the commitment. As of both August 31, 2021 and November 30, 2020, there was no outstanding balance under this arrangement.

The Company has guaranteed the performance obligations of SYNNEX Canada under this facility.

SYNNEX Japan credit facility

SYNNEX Japan has a credit agreement with a group of banks for a maximum commitment of JPY15,000,000, or $136,351. The credit agreement is comprised of a JPY5,000,000, or $45,450, term loan and a JPY10,000,000, or $90,901, revolving credit facility and expires in June 2026. Prior to renewal in June 2021, SYNNEX Japan had a maximum commitment of JPY 15,000,000, or $136,351, comprised of a JPY7,000,000, or $63,631, term loan and a JPY8,000,000, or $72,721, revolving credit facility. The interest rate for the term loan and revolving credit facility is based on the Tokyo Interbank Offered Rate, plus a margin, which, prior to the Merger transaction was based on the Company’s consolidated leverage ratio, and after the Merger transaction is based on the Company’s credit rating. Currently the margin over the Tokyo Interbank Offered Rate equals 0.80% per annum. The unused line fee on the revolving credit facility is currently 0.125% per annum and prior to the Merger was based on the Company's consolidated current leverage ratio, but is now also based on the Company’s credit rating. The term loan can be repaid at any time prior to the expiration date without penalty. The Company has guaranteed the obligations of SYNNEX Japan under this facility.

SYNNEX United States credit agreement

In the United States, the Company has a senior secured credit agreement (as amended, the "U.S. Credit Agreement") with a group of financial institutions. The U.S. Credit Agreement includes a $600,000 commitment for a revolving credit facility and a term loan in the original principal amount of $1,200,000. The Company may request incremental commitments to increase the principal amount of the revolving line of credit or term loan by $500,000, plus an additional amount which is dependent upon the Company's pro forma first lien leverage ratio, as calculated under the U.S. Credit Agreement. The U.S. Credit Agreement matures in September 2022. The remaining outstanding principal of the term loan is payable on maturity. Interest on borrowings under the U.S. Credit Agreement can be based on LIBOR or a base rate at the Company's option, plus a margin. The margin for LIBOR loans ranges from 1.25% to 2.00% and the margin for base rate loans ranges from 0.25% to 1.00%, provided that LIBOR shall not be less than zero. The base rate is a variable-rate which is the highest of (a) the Federal Funds Rate, plus a margin of 0.5%, (b) the rate of interest announced, from time to time, by the agent, Bank of America, N.A., as its “prime rate,” and (c) the Eurodollar Rate, plus 1.0%. The unused revolving credit facility commitment fee ranges from 0.175% to 0.30% per annum. The margins above the applicable interest rates and the revolving commitment fee for revolving loans are based on the Company’s consolidated leverage ratio, as calculated under the U.S. Credit Agreement. The Company’s obligations under the U.S. Credit Agreement are secured by substantially all of the parent company’s and its United States domestic subsidiaries’ assets on a pari passu basis with the interests of the lenders under the U.S. Term Loan Credit Agreement (defined below) pursuant to an intercreditor agreement and are guaranteed by certain of the Company's United States domestic subsidiaries. The U.S. Credit Agreement was terminated on September 1, 2021 and all outstanding balances were repaid in full as part of the Merger transaction (see Note 17 – Subsequent Event for further discussion).

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and nine months ended August 31, 2021 and 2020

(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)

(unaudited)

SYNNEX United States term loan credit agreement

The Company has a senior secured term loan credit agreement (the “U.S. Term Loan Credit Agreement”) with a group of financial institutions in the original principal amount of $1,800,000. The U.S. Term Loan Credit Agreement matures in October 2023. The remaining outstanding principal is payable on maturity. Interest on borrowings under the U.S. Term Loan Credit Agreement can be based on LIBOR or a base rate at the Company’s option, plus a margin. The margin for LIBOR loans ranges from 1.25% to 1.75% and the margin for base rate loans ranges from 0.25% to 0.75%, provided that LIBOR shall not be less than zero. The base rate is a variable-rate which is the highest of (a) 0.5% plus the greater of (x) the Federal Funds Rate in effect on such day and (y) the overnight bank funding rate in effect on such day, (b) the Eurodollar Rate plus 1.0% per annum, and (c) the rate of interest last quoted by The Wall Street Journal as the “Prime Rate” in the U.S. During the period in which the term loans were available to be drawn, the Company paid term loan commitment fees. The margins above the Company's applicable interest rates are, and the term loan commitment fee were, based on the Company's consolidated leverage ratio as calculated under the U.S. Term Loan Credit Agreement. The Company's obligations under the U.S. Term Loan Credit Agreement are secured by substantially all of the Company’s and certain of its domestic subsidiaries’ assets on a pari passu basis with the interests of the lenders under the existing U.S. Credit Agreement pursuant to an intercreditor agreement, and are guaranteed by certain of its domestic subsidiaries. The U.S. Term Loan Credit Agreement was terminated on September 1, 2021 and all outstanding balances were repaid in full as part of the Merger transaction (see Note 17 – Subsequent Event for further discussion).

SYNNEX new credit agreement

In connection with the Merger Agreement described in Note 17 – Subsequent Event, the Company entered into a new credit agreement, dated as of April 16, 2021 (the “New Credit Agreement”) with the lenders party thereto and Citibank, N.A., as agent, pursuant to which the Company received commitments for the extension of a senior unsecured revolving credit facility not to exceed an aggregate principal amount of $3,500,000, which revolving credit facility (the “new revolving credit facility”) may, at the request of the Company but subject to the lenders’ discretion, potentially be increased by up to an aggregate amount of $500,000. The New Credit Agreement also includes a senior unsecured term loan (the “new term loan” and, together with the new revolving credit facility, the “new credit facilities”) in an aggregate principal amount of $1,500,000, which was fully funded in connection with the closing of the Merger. The borrower under the new credit facilities is the Company. There are no guarantors of the new credit facilities. The maturity of the new credit facilities is on the fifth anniversary of the September 2021 closing date, which will occur in September 2026, subject in the case of the revolving credit facility, to two one-year extensions upon the Company’s prior notice to the lenders and the agreement of the lenders to extend such maturity date.

The outstanding principal amount of the new term loan is payable in quarterly installments in an amount equal to 1.25% of the original $1,500,000 principal balance commencing on the last day of the first full fiscal quarter after the closing date of the new credit facilities, with the outstanding principal amount of the term loans due in full on the maturity date. Loans borrowed under the New Credit Agreement bear interest, in the case of LIBOR (or successor) rate loans, at a per annum rate equal to the applicable LIBOR (or successor) rate, plus the applicable margin, which may range from 1.125% to 1.75%, based on the Company’s public debt rating (as defined in the New Credit Agreement). The applicable margin on base rate loans is 1.00% less than the corresponding margin on LIBOR (or successor rate) based loans. In addition to these borrowing rates, there is a commitment fee which ranges from 0.125% to 0.300% on any unused commitment under the new revolving credit facility based on the Company’s public debt rating.

The New Credit Agreement contains various loan covenants that are customary for similar facilities for similarly rated borrowers that will restrict the ability of the Company and its subsidiaries to take certain actions. The New Credit Agreement also contains financial covenants which require compliance with a maximum debt to EBITDA ratio and a minimum interest coverage ratio, in each case tested on the last day of each fiscal quarter commencing with the first full fiscal quarter to occur after the closing date of the new credit facilities. The New Credit Agreement also contains various customary events of default, including with respect to a change of control of the Company.

See Note 17 – Subsequent Event for further discussion regarding borrowings under the New Credit Agreement in conjunction with the Merger.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and nine months ended August 31, 2021 and 2020

(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)

(unaudited)

On March 22, 2021, the Company had entered into a debt commitment letter (the “Commitment Letter”), under which Citigroup Global Markets Inc. and certain other financing institutions joining thereto pursuant to the terms thereof committed to provide (i) a $1.5 billion senior unsecured term bridge facility (the "Term Loan A Bridge Facility"), (ii) a $2.5 billion senior unsecured term bridge facility (the “Bridge Facility”) and (iii) a $3.5 billion senior unsecured revolving bridge facility (the "Bridge Revolving Facility"), subject to the satisfaction of certain customary closing conditions. On April 16, 2021, (i) the $1.5 billion commitment with respect to the Term Loan A Bridge Facility under the Commitment Letter and (ii) the $3.5 billion commitment with respect to the Bridge Revolving Facility under the Commitment Letter were reduced to zero, in each case, as a result of SYNNEX entering into the New Credit Agreement; and on August 9, 2021 the Bridge Facility was reduced to zero as a result of the issuance of the Notes described below.

SYNNEX new Senior Notes

On August 9, 2021, SYNNEX completed its offering of $2.5 billion aggregate principal amount of senior unsecured notes, consisting of $700.0 million of 1.25% senior notes due 2024, $700.0 million of 1.75% senior notes due 2026, $600.0 million of 2.375% senior notes due 2028, and $500.0 million of 2.65% senior notes due 2031 (collectively, the “Notes,” and such offering, the “Notes Offering”). SYNNEX incurred $27 million towards issuance costs. SYNNEX will pay interest semi-annually on the notes on each of February 9 and August 9, beginning February 9, 2022. The net proceeds from this offering were used to fund a portion of the aggregate cash consideration payable in connection with the Merger, refinance certain of SYNNEX’ and Tech Data’s existing indebtedness and pay related fees and expenses (see Note 17 – Subsequent Event for further discussion). SYNNEX expects to use any remaining net proceeds from the Notes Offering for general corporate purposes.

SYNNEX Canada revolving line of credit

SYNNEX Canada has an uncommitted revolving line of credit with a bank under which it can borrow up to CAD50,000, or $39,632. Borrowings under the facility are secured by eligible inventory and bear interest at a base rate plus a margin ranging from 0.50% to 2.25% depending on the base rate used. The base rate could be a Banker's Acceptance Rate, a Canadian Prime Rate, LIBOR or U.S. Base Rate. As of both August 31, 2021 and November 30, 2020, there were no borrowings outstanding under this credit facility.

Other borrowings and term debt

Other borrowings and term debt include lines of credit with financial institutions at certain locations outside the United States, factoring of accounts receivable with recourse provisions, finance leases, a building mortgage and book overdrafts. Interest rates and other terms of borrowing under these lines of credit vary by country, depending on local market conditions. Borrowings under these lines of credit facilities are guaranteed by the Company or secured by eligible accounts receivable.

The maximum commitment amounts for local currency credit facilities have been translated into United States Dollars at August 31, 2021 exchange rates.

Future principal payments

As of August 31, 2021, future principal payments under the above loans are as follows:

Fiscal Years Ending November 30,
2021 (remaining three months)	$8,737
2022	500,000
2023	1,000,000
2024	700,000
2025	—
Thereafter	1,845,450
Total	$4,054,187

Interest expense and finance charges

The total interest expense and finance charges for the Company's borrowings were $27,393 and $75,259, respectively, for the three and nine months ended August 31, 2021, and $30,950 and $104,182, respectively for the three and nine months ended August 31, 2020. The variable interest rates ranged between 0.79% and 4.46% during the three months ended August 31, 2021, and between 0.77% and 4.46% during the nine months ended August 31, 2021. During the three months ended August 31, 2020, the variable interest rates ranged between 0.74% and 4.95%, and between 0.74% and 8.41% during the nine months ended August 31, 2020.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and nine months ended August 31, 2021 and 2020

(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)

(unaudited)

Covenant compliance

The Company's credit facilities have a number of covenants and restrictions that, among other things, require the Company to maintain specified financial ratios and satisfy certain financial condition tests. The covenants also limit the Company’s ability to incur additional debt, make intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase the Company’s stock, create liens, cancel debt owed to the Company, enter into agreements with affiliates, modify the nature of the Company’s business, enter into sale-leaseback transactions, make certain investments, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. As of August 31, 2021, the Company was in compliance with all material covenants for the above arrangements.

NOTE 10—EARNINGS PER COMMON SHARE:

The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Nine Months Ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Basic earnings per common share:
Income from continuing operations attributable to common stockholders(1)	$93,512	$84,747	$272,322	$202,011
Income from discontinued operations attributable to common stockholders(1)	—	48,226	—	108,374
Net income attributable to common stockholders(1)	$93,512	$132,973	$272,322	$310,385

Weighted-average number of common shares - basic	51,275	50,890	51,204	50,851

Basic earnings per common share
Continuing operations	$1.82	$1.67	$5.32	$3.97
Discontinued operations	—	0.95	—	2.13
Total basic net earnings per share	$1.82	$2.61	$5.32	$6.10

Diluted earnings per common share:
Income from continuing operations attributable to common stockholders(1)	$93,522	$84,753	$272,348	$202,024
Income from discontinued operations attributable to common stockholders(1)	—	48,230	—	108,382
Net income attributable to common stockholders(1)	$93,522	$132,983	$272,348	$310,406

Weighted-average number of common shares - basic	51,275	50,890	51,204	50,851
Effect of dilutive securities:
Stock options and restricted stock units	491	351	475	321
Weighted-average number of common shares - diluted	51,766	51,241	51,679	51,172

Diluted earnings per common share
Continuing operations	$1.81	$1.65	$5.27	$3.95
Discontinued operations	—	0.94	—	2.12
Total diluted net earnings per share	$1.81	$2.60	$5.27	$6.07

Anti-dilutive shares excluded from diluted earnings per share calculation	—	41	7	83
(1)	Restricted stock awards granted by the Company are considered participating securities. Income available to participating securities was immaterial in all periods presented.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and nine months ended August 31, 2021 and 2020

(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)

(unaudited)

NOTE 11—GEOGRAPHIC INFORMATION:

The Company attributes revenues from external customers to the country from where products are delivered. Shown below are the countries accounted for 10% or more of the Company’s revenue and property and equipment, net, for the periods presented:

	Three Months Ended		Nine Months Ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Revenue:
United States	$3,918,739	$4,162,383	$11,872,642	$10,626,249
Others	1,288,325	1,143,978	4,130,262	3,232,064
Total	$5,207,064	$5,306,361	$16,002,904	$13,858,313

	As of
	August 31, 2021	November 30, 2020
Property and equipment, net:
United States	$121,088	$126,160
Others	31,205	31,485
Total	$152,293	$157,645

NOTE 12—RELATED PARTY TRANSACTIONS:

The Company has a business relationship with MiTAC Holdings Corporation (“MiTAC Holdings”), a publicly-traded company in Taiwan, which began in 1992 when MiTAC Holdings became the Company's primary investor through its affiliates. As of both August 31, 2021 and November 30, 2020, MiTAC Holdings and its affiliates beneficially owned approximately 18% of the Company’s outstanding common stock. Mr. Matthew Miau, Chairman Emeritus of the Company’s Board of Directors and a director, is the Chairman of MiTAC Holdings and a director or officer of MiTAC Holdings’ affiliates.

Beneficial ownership of the Company’s common stock by MiTAC Holdings

As noted above, MiTAC Holdings and its affiliates in the aggregate beneficially owned approximately 18% of the Company’s outstanding common stock as of August 31, 2021. These shares are owned by the following entities:

As of August 31, 2021
MiTAC Holdings(1)	5,300
Synnex Technology International Corp.(2)	3,860
Total	9,160

_________________________

(1)

Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC Holdings. Excludes 192 shares held directly by Mr. Miau, 217 shares indirectly held by Mr. Miau through a charitable remainder trust, and 190 shares held by his spouse.

(2)

Synnex Technology International Corp. (“Synnex Technology International”) is a separate entity from the Company and is a publicly-traded corporation in Taiwan. Shares are held via Peer Development Ltd., a wholly-owned subsidiary of Synnex Technology International. MiTAC Holdings owns a noncontrolling interest of 14.06% in MiTAC Incorporated, a privately-held Taiwanese company, which in turn holds a noncontrolling interest of 15.65% in Synnex Technology International. Neither MiTAC Holdings nor Mr. Miau is affiliated with any person(s), entity, or entities that hold a majority interest in MiTAC Incorporated.

MiTAC Holdings generally has influence over the Company regarding matters submitted to stockholders for consideration, including any merger or acquisition of the Company. Among other things, this could have the effect of delaying, deterring or preventing a change of control over the Company.

The following table presents the Company's transactions with MiTAC Holdings and its affiliates for the periods indicated:

	Three Months Ended		Nine Months Ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Purchases of inventories and services	$46,393	$53,365	$136,152	$151,929
Sale of products to MiTAC Holdings and affiliates	69	203	529	656
Payments made for rent and overhead costs for use of facilities of MiTAC Holdings and affiliates, net	38	27	118	91

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and nine months ended August 31, 2021 and 2020

(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)

(unaudited)

The following table presents the Company’s receivable from and payable to MiTAC Holdings and its affiliates for the periods presented:

	August 31, 2021	November 30, 2020
Receivable from related parties (included in Accounts receivable, net)	$10,950	$26,133
Payable to related parties (included in Accounts payable)	24,142	49,603

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

NOTE 13—EMPLOYEE BENEFIT PLANS:

The Company has 401(k) plans in the United States under which eligible employees may contribute up to the maximum amount as provided by law. Employees become eligible to participate in these plans on the first day of the month after their employment date. The Company may make discretionary contributions under the plans. Employees in certain international subsidiaries of the Company are covered by government-mandated defined contribution plans. During the three and nine months ended August 31, 2021, the Company contributed $1,178 and $3,742, respectively, to defined contribution plans. During the three and nine months ended August 31, 2020, the Company contributed $960 and $3,176, respectively, to defined contribution plans.

The Company has a deferred compensation plan for certain directors and officers. Distributions under the plan are subject to Section 409A of the United States Tax Code. The Company may invest balances in the plan in trading securities reported on recognized exchanges. As of August 31, 2021, and November 30, 2020, the deferred compensation liability balance was $4,733 and $4,628, respectively.

Defined Benefit Plans

The Company’s defined benefit plans sponsored by certain international subsidiaries are not material to operations.

NOTE 14—EQUITY:

Share repurchase program

In June 2020, the Board of Directors authorized a three-year $400,000 share repurchase program, effective July 1, 2020, pursuant to which the Company may repurchase its outstanding common stock from time to time in the open market or through privately negotiated transactions. As of August 31, 2021, the Company had not repurchased any shares under this program.

Dividends

On September 28, 2021, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.20 per common share payable on October 29, 2021 to stockholders of record as of the close of business on October 15, 2021. Future dividends are subject to continued capital availability, compliance with the covenants and conditions in some of the Company's credit facilities and declaration by the Board of Directors in the best interest of the Company’s stockholders.

NOTE 15—LEASES:

The Company leases certain of its facilities and equipment under operating lease agreements, which expire in various periods through 2030. The Company’s finance leases are not material.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and nine months ended August 31, 2021 and 2020

(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)

(unaudited)

The following table presents the various components of lease costs.

	Three Months Ended		Nine Months Ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Operating lease cost	$6,201	$5,589	$18,586	$16,838
Short-term lease cost	43	—	75	277
Variable lease cost	697	992	2,247	2,941
Sublease income	(101)	—	(101)	(7)
Total operating lease cost	$6,840	$6,581	$20,807	$20,049

As of August 31, 2021, the Company had $9,610 of future payments under additional leases, primarily for corporate facilities that had not yet commenced. These leases will commence in 2021, with lease terms ranging from 3 to 5 years.

The following table presents a maturity analysis of expected undiscounted cash flows for operating leases on an annual basis for the next five years and thereafter as of August 31, 2021:

Fiscal Years Ending November 30,
2021 (remaining three months)	$6,607
2022	24,962
2023	19,158
2024	15,803
2025	9,416
Thereafter	13,273
Total payments	$89,219
Less: imputed interest*	16,329
Total present value of lease payments	$72,890

*Imputed interest represents the difference between undiscounted cash flows and discounted cash flows.

The following amounts were recorded in the Company's Consolidated Balance Sheet as of:

Operating leases	Balance sheet location	August 31, 2021	November 30, 2020
Operating lease Right of Use ("ROU") assets	Other assets, net	$67,461	$70,575
Current operating lease liabilities	Other accrued liabilities	23,964	23,055
Noncurrent operating lease liabilities	Other long-term liabilities	48,926	53,130

The following table presents supplemental cash flow information related to the Company's operating leases for the nine months ended August 31, 2021, and 2020. Cash payments related to variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

	Nine months ended
Cash flow information	August 31, 2021	August 31, 2020
Cash paid for amounts included in the measurement of lease liabilities	$18,688	$17,076
Non-cash ROU assets obtained in exchange for lease liabilities (subsequent to initial adoption)	14,635	10,842

The weighted-average remaining lease term and discount rate were as follows:

	Nine months ended
Operating lease term and discount rate	August 31, 2021	August 31, 2020
Weighted-average remaining lease term (years)	4.33	4.47
Weighted-average discount rate	3.76%	4.21%

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and nine months ended August 31, 2021 and 2020

(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)

(unaudited)

NOTE 16—COMMITMENTS AND CONTINGENCIES:

The Company was contingently liable as of August 31, 2021 under agreements to repurchase repossessed inventory acquired by flooring companies as a result of default on floor plan financing arrangements by the Company's customers. These arrangements are described in Note 8 - Accounts Receivable Arrangements and do not have expiration dates. As the Company does not have access to information regarding the amount of inventory purchased from the Company, still on hand with the customer at any point in time, the Company’s repurchase obligations relating to inventory cannot be reasonably estimated. Losses, if any, would be the difference between the repossession cost and the resale value of the inventory. There have been no repurchases through August 31, 2021 under these agreements and the Company is not aware of any pending customer defaults or repossession obligations. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to these inventory repurchase obligations is remote.

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

Under the tax matters agreement with Concentrix that was entered into in connection with the Separation, if the spin-off fails to qualify for tax-free treatment, Concentrix is generally required to indemnify the Company for any taxes resulting from the spin-off (and related costs and other damages) to the extent such amounts result from (1) an acquisition of all or a portion of the Concentrix’ equity securities or assets by any means, (2) any action or failure to act by Concentrix after the distribution affecting the voting rights of Concentrix’ stock, (3) other actions or failures to act by Concentrix, or (4) certain breaches of the Concentrix agreements and representations in the tax matters agreement.

The Company does not believe that the above commitments and contingencies will have a material adverse effect on the Company's results of operations, financial position or cash flows.

SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three and nine months ended August 31, 2021 and 2020

(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)

(unaudited)

NOTE 17—SUBSEQUENT EVENT:

On September 1, 2021, pursuant to the terms of the Merger Agreement, SYNNEX acquired all the outstanding shares of common stock of Tiger Parent (AP) Corporation, the parent company of Tech Data, for consideration of $1.61 billion in cash and 44 million shares of common stock of SYNNEX, valued at approximately $5,614,400. The combined company is referred to as TD SYNNEX. The Merger is expected to create a leading global distributor and solutions aggregator for the IT ecosystem. Following the Merger, the stockholders of Tiger Parent (AP) Corporation own approximately 46% of SYNNEX common stock on a fully diluted basis, based on the Company’s shares outstanding as of August 31, 2021.

Given the short period of time from the close of the acquisition to the filing of this Form 10-Q, the Company is in the process of compiling the initial accounting for the Merger, including the determination of the fair values of tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired, income and non-income based taxes, residual goodwill and the amount of goodwill that will be deductible for tax purposes.

In connection with the closing of the Merger, SYNNEX repaid in full all amounts outstanding and terminated all outstanding commitments under the U.S. Credit Agreement, of which a principal amount of $500 million of term loans were outstanding on the date of repayment and termination, and the U.S. Term Loan Credit Agreement, of which a principal amount of $1.0 billion of term loans were outstanding on the date of repayment and termination. Indebtedness outstanding at the closing of the Merger under Tech Data’s Asset-Based Credit Agreement was also repaid in full and the agreement was terminated. SYNNEX used the net proceeds from the Notes Offering, together with borrowings made under the New Credit Agreement, and cash on hand at SYNNEX and Tiger Parent (AP) Corporation, to fund the cash consideration for the Merger and repay existing borrowings.

Additionally, on October 1, 2021, approximately $66 million outstanding aggregate principal amount of Tech Data’s 3.70% Senior Notes due in 2022 and approximately $131 million outstanding aggregate principal amount of Tech Data’s 4.95% Senior Notes due in 2027 were redeemed in full.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related Notes included elsewhere in this Report. Amounts in certain tables may not add or compute due to rounding.

When used in this Quarterly Report on Form 10-Q, or this “Report”, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “allows,” “can,” “may,” “could,” “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about market trends, our business model and our services, our business and market strategy, future growth, including expansion of our product and service lines, our infrastructure, our investment in our information technology, or IT, systems, our employee hiring; and retention, the ownership interest of MiTAC Holdings Corporation or MiTAC Holdings, in us and its impact, our revenue, sources of revenue, our gross margins, our operating costs and results, timing of payment, the value of our inventory, our competition, including with Synnex Technology International Corp., our future needs for additional financing, the likely sources for such funding and the impact of such funding, concentration of customers and suppliers, customer and supplier contract terms, customer forecasts and its impact on us, relationships with our suppliers, adequacy of our facilities, ability to obtain comparable leases, ability to manage and communicate with international resources, ability to meet demand, managing inventory and our shipping costs, our legal proceedings, our operations and trends related thereto, our international operations, foreign currency exchange rates and hedging activities, expansion of our operations and related effects, our strategic acquisitions and divestitures of businesses and assets, including our acquisition of Tech Data and the impact thereof, revenue, cost of revenue and gross margin, our goodwill, seasonality of sales, changes in share price, adequacy of our cash resources to meet our capital needs, our debt and financing arrangements, including the impact of any change to our credit rating, cash held by our international subsidiaries and repatriation, changes in fair value of derivative instruments, our tax liabilities, adequacy of our disclosure controls and procedures, dependency on personnel, pricing pressures, cybersecurity and compliance with related rules and regulations, impact of rules and regulations affecting public companies, impact of our pricing policies, impact of economic and industry trends, changes to the markets in which we compete, impact of our accounting policies and recently issued accounting pronouncements, our estimates and assumptions, impact of inventory repurchase obligations and commitments and contingencies, our effective tax rates, impact of any impairment of our goodwill and intangible assets, our share repurchase and dividend program, our securitization programs and credit facilities, our investments in working capital and personnel and our succession planning. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed herein and risks related to the acquisition of Tech Data, the separation, the COVID-19 global pandemic, as well as the seasonality of the buying patterns of our customers, concentration of sales to large customers, dependence upon and trends in capital spending budgets in the IT, and consumer electronics or CE, industries, fluctuations in general economic conditions, change in the market for our customers' products, employee turnover, changes in value of foreign currencies and interest rates and other risk factors contained below under Part II, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We do not intend to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, unless otherwise required by law.

In the sections of this Report entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all references to “SYNNEX,” “we,” “us,” “our” or the “Company” mean SYNNEX Corporation and its subsidiaries, except where it is made clear that the term means only the parent company or one of its segments.

SYNNEX, the SYNNEX Logo, TD SYNNEX, the TD SYNNEX Logo and all other SYNNEX company, product and services names and slogans are trademarks or registered trademarks of SYNNEX Corporation. SYNNEX, TD SYNNEX, the SYNNEX Logo and the TD SYNNEX Logo Reg. U.S. Pat. & Tm. Off. Other names and marks are the property of their respective owners.

Overview

We are a Fortune 200 corporation and a leading global distributor and solutions aggregator for the IT ecosystem.

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

On March 22, 2021, SYNNEX entered into an agreement and plan of merger (the “Merger Agreement”) to acquire 100% of Tiger Parent (AP) Corporation, the parent company of Tech Data Corporation (“Tech Data”), in a cash and stock transaction (the "Merger"). On September 1, 2021, pursuant to the terms of the Merger Agreement, SYNNEX acquired all the outstanding shares of common stock of Tiger Parent (AP) Corporation for consideration of $1.61 billion in cash and 44 million shares of common stock of SYNNEX, valued at approximately $5.61 billion. See Note 17 – Subsequent Event to the Consolidated Financial Statements for further information. The combined company is referred to as TD SYNNEX.

We distribute peripherals, information technology (“IT”) systems including data center server and storage solutions, system components, software, networking, communications and security equipment, consumer electronics (“CE”) and complementary products. We also provide systems design and integration solutions.

We distribute technology products from IT, CE and original equipment manufacturers (“OEM”), suppliers to resellers, system integrators, and retailers in over 100 countries. We purchase peripherals, IT systems, system components, software, networking, communications and security equipment, CE and complementary products from our suppliers and sell them to our reseller and retail customers. We perform a similar function for our distribution of licensed software products. Our reseller customers include value-added resellers, corporate resellers, government resellers, system integrators, direct marketers, and national and regional retailers. We combine our core strengths in distribution with demand generation, supply chain management and design and integration solutions to help our customers achieve greater efficiencies in time to market, cost minimization, real-time linkages in the supply chain and aftermarket product support. We also provide comprehensive IT solutions in key vertical markets such as government and healthcare and we provide specialized service offerings that increase efficiencies in the areas of print management, renewals, logistics services and supply chain management. Additionally, we provide our customers with systems design and integration solutions for data center servers and networking solutions built specific to our customers’ workloads and data center environments.

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

We have been in business since 1980 and are headquartered in Fremont, California and Clearwater, Florida. We have significant operations in North and South America, Asia-Pacific, Europe and Africa. We were originally incorporated in the State of California as COMPAC Microelectronics, Inc. in November 1980, and we changed our name to SYNNEX Information Technologies, Inc. in February 1994. We later reincorporated in the State of Delaware under the name of SYNNEX Corporation in October 2003. As of August 31, 2021, we had over 9,100 full-time and temporary employees worldwide.

In December 2019, there was an outbreak of a new strain of coronavirus (“COVID-19”), which was characterized as a pandemic by the World Health Organization in March 2020. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and workforce participation, including our own, and created significant volatility and disruption of financial markets. The impact of the COVID-19 pandemic on our business is discussed at the appropriate places in the discussion of the results of our operations for the three and nine months ended August 31, 2021. The disruptions due to COVID-19 have impacted our business including logistics operations. Despite improvements in the global economy since the onset of the pandemic, the resurgence of the Delta variant and other mutations bring uncertainty to continued economic recovery. As a result, the Company cannot at this time accurately predict what effects these conditions will have on its operations and financial condition, including due to the uncertainties relating to the severity and duration of the pandemic, the effect on its customers and customer demand and the length of the restrictions and closures imposed by various governments. As a result, many of the estimates and assumptions involved in the preparation of the financial statements included in this report on Form 10-Q, required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve with respect to the pandemic, our estimates may materially change in future periods.

Critical Accounting Policies and Estimates

During the nine months ended August 31, 2021, there were no material changes to our critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2020, except as such policies relate to the Concentrix business.

During the nine months ended August 31, 2021, we adopted certain other new accounting pronouncements. The impact of adoption of these pronouncements was not material to our consolidated financial statements. See Note 2 - Summary of Significant Accounting Policies to our Consolidated Financial Statements for further information.

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

Results of Operations

The following table sets forth, for the indicated periods, data as percentages of total revenue:

	Three Months Ended		Nine Months Ended
Statements of Operations Data:	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Revenue	100.00%	100.00%	100.00%	100.00%
Cost of Revenue	(94.00)%	(94.39)%	(94.09)%	(94.03)%
Gross profit	6.00%	5.61%	5.91%	5.97%
Selling, general and administrative expenses	(3.16)%	(3.11)%	(3.18)%	(3.65)%
Operating income from continuing operations	2.85%	2.49%	2.74%	2.32%
Interest expense and finance charges, net	(0.51)%	(0.37)%	(0.45)%	(0.43)%
Other income (expense), net	0.09%	0.00%	0.02%	(0.01)%
Income from continuing operations before income taxes	2.43%	2.12%	2.30%	1.88%
Provision for income taxes	(0.61)%	(0.51)%	(0.58)%	(0.40)%
Income from continuing operations	1.82%	1.61%	1.72%	1.47%
Income from discontinued operations, net of taxes	0.00%	0.92%	0.00%	0.79%
Net income	1.82%	2.53%	1.72%	2.27%

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

Certain non-GAAP financial information

In addition to disclosing financial results that are determined in accordance with GAAP, we also disclose certain non-GAAP financial information, including:

•

Revenue in constant currency, which is revenue adjusted for the translation effect of foreign currencies so that certain financial results can be viewed without the impact of fluctuations in foreign currency exchange rates, thereby facilitating period-to-period comparisons of our business performance. Revenue in constant currency is calculated by translating the revenue for the three and nine months ended August 31, 2021 in the billing currency using their comparable prior period currency conversion rate. Generally, when the dollar either strengthens or weakens against other currencies, the growth at constant currency rates or adjusting for currency will be higher or lower than growth reported at actual exchange rates.

•	Non-GAAP operating income, which is operating income adjusted to exclude transaction-related and integration expenses, amortization of intangible assets and share-based compensation expense.
•	Non-GAAP operating margin, which is non-GAAP operating income, as defined above, divided by revenue.
•

Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) which is net income before interest, taxes, depreciation and amortization, adjusted to exclude other income (expense), net, transaction-related and integration expenses, share-based compensation expense and income from discontinued operations, net of taxes.

•

Non-GAAP diluted earnings per common share (“EPS”), which is diluted EPS excluding the per share, tax effected impact of (i) transaction-related and integration expenses, (ii) amortization of intangible assets, and (iii) share-based compensation.

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

In prior periods, SYNNEX has excluded other items relevant to those periods for purposes of its non-GAAP financial measures.

Non-GAAP Financial Information:

The following table provides the reconciliations of our most comparable GAAP measures to our non-GAAP measures presented:

	Three Months Ended		Nine Months Ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
	(in thousands, except per share amounts)
Revenue	$5,207,064	$5,306,361	$16,002,904	$13,858,313
Foreign currency translation	(36,698)		(113,467)
Revenue in constant currency	$5,170,366	$5,306,361	$15,889,437	$13,858,313

Operating income	$148,204	$132,373	$437,853	$320,962
Transaction-related and integration expenses	4,133	1,278	10,068	1,632
Amortization of intangibles	9,386	9,995	28,128	30,130
Share-based compensation	6,509	4,996	18,146	13,221
Non-GAAP operating income	$168,232	$148,642	$494,195	$365,945

Operating margin	2.85%	2.49%	2.74%	2.32%
Non-GAAP operating margin	3.23%	2.80%	3.09%	2.64%

Net income	$94,705	$134,464	$275,628	$314,008
Interest expense and finance charges, net	26,365	19,747	71,766	59,531
Provision for income taxes	31,931	26,953	93,165	56,023
Depreciation	5,633	5,937	16,800	17,650
Amortization of intangibles	9,386	9,995	28,128	30,130
EBITDA	$168,020	$197,096	$485,487	$477,342
Other (income) expense, net	(4,796)	(25)	(2,707)	1,004
Transaction-related and integration expenses	7,258	1,278	13,193	1,632
Share-based compensation	6,509	4,996	18,146	13,221
Income from discontinued operations	—	(48,767)	—	(109,605)
Adjusted EBITDA	$176,991	$154,578	$514,119	$383,594

Diluted EPS from continuing operations	$1.81	$1.65	$5.27	$3.95
Transaction-related and integration expenses	0.14	0.02	0.25	0.03
Amortization of intangibles	0.18	0.19	0.54	0.58
Share-based compensation	0.12	0.10	0.35	0.26
Income taxes related to the above (1)	(0.11)	(0.09)	(0.29)	(0.26)
Non-GAAP diluted EPS from continuing operations	$2.14	$1.88	$6.12	$4.56

(1)	The tax effect of taxable and deductible non-GAAP adjustments was calculated using the effective year-to-date tax rate during the respective periods.

Three and Nine Months Ended August 31, 2021 and August 31, 2020

Revenue

	Three Months Ended		Percent	Nine Months Ended		Percent
	August 31, 2021	August 31, 2020	Change	August 31, 2021	August 31, 2020	Change
	(in thousands)			(in thousands)
Revenue	$5,207,064	$5,306,361	(1.9)%	$16,002,904	$13,858,313	15.5%

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

Revenue decreased during the three months ended August 31, 2021, as compared to the prior year period, primarily due to the ongoing industry supply chain constraints during the current quarter.

Revenue increased during the nine months ended August 31, 2021, as compared to the prior year period, due to broad-based demand for technology equipment. We experienced growth in commercial software, networking, security and notebooks as well as increased demand for our design and integration-based services.

Gross Profit

	Three Months Ended		Percent	Nine Months Ended		Percent
	August 31, 2021	August 31, 2020	Change	August 31, 2021	August 31, 2020	Change
	(in thousands)			(in thousands)
Gross profit	$312,622	$297,480	5.1%	$946,365	$827,201	14.4%
Gross margin	6.00%	5.61%		5.91%	5.97%

Our gross margin is affected by a variety of factors, including competition, selling prices, mix of products and services, product costs along with rebate and discount programs from our suppliers, reserves or settlement adjustments, freight costs, inventory losses, acquisition of business units and fluctuations in revenue.

Our gross profit increased, during the three months ended August 31, 2021, as compared to the prior year period, due to higher margin driven by the product mix, partially offset by the impact of the decline in revenues. The increase in gross margin during the three months ended August 31, 2021, as compared to the prior year period, is primarily due to product mix.

Our gross profit increased, during the nine months ended August 31, 2021, as compared to the prior year period, due to higher revenue. The decrease in gross margin during the nine months ended August 31, 2021, as compared to the prior year period, is primarily due to product mix.

Selling, General and Administrative Expenses

	Three Months Ended		Percent	Nine Months Ended		Percent
	August 31, 2021	August 31, 2020	Change	August 31, 2021	August 31, 2020	Change
	(in thousands)			(in thousands)
Selling, general and administrative expenses	$164,418	$165,107	(0.4)%	$508,511	$506,239	0.4%
Percentage of revenue	3.16%	3.11%		3.18%	3.65%

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

During the three months ended August 31, 2021, selling, general and administrative expenses decreased, compared to the prior year period, primarily due to lower incremental COVID-19 related expenses, partially offset by higher transaction-related and integration expenses and an increase in employee related expenses. Selling, general and administrative expenses increased as a percentage of revenue, compared to the prior year period, primarily due the impact of the decline in revenues.

During the nine months ended August 31, 2021, selling, general and administrative expenses increased, compared to the prior year period, primarily due to higher employee related expenses and higher transaction-related and integration expenses, partially offset by lower incremental COVID-19 related expenses and amortization of intangible assets. Selling, general and administrative expenses decreased as a percentage of revenue, compared to the prior year period, primarily due to scale.

Operating Income

	Three Months Ended		Percent	Nine Months Ended		Percent
	August 31, 2021	August 31, 2020	Change	August 31, 2021	August 31, 2020	Change
	(in thousands)			(in thousands)
Operating income	$148,204	$132,373	12.0%	$437,853	$320,962	36.4%
Operating margin	2.85%	2.49%		2.74%	2.32%

Operating income and margin increased during the three months ended August 31, 2021, compared to the prior year period, primarily due to product mix.

Operating income and margin increased during the nine months ended August 31, 2021, compared to the prior year period, primarily due to broad-based growth across our product portfolio.

Interest Expense and Finance Charges, Net

	Three Months Ended		Percent	Nine Months Ended		Percent
	August 31, 2021	August 31, 2020	Change	August 31, 2021	August 31, 2020	Change
	(in thousands)			(in thousands)
Interest expense and finance charges, net	$26,365	$19,747	33.5%	$71,766	$59,531	20.6%
Percentage of revenue	0.51%	0.37%		0.45%	0.43%

Amounts recorded in interest expense and finance charges, net, consist primarily of interest expense paid on our lines of credit and term loans, fees associated with third party accounts receivable flooring arrangements and the sale or pledge of accounts receivable through our securitization facilities, offset by income earned on our cash investments.

During the three and nine months ended August 31, 2021, our interest expense and finance charges, net, increased compared to the prior year period, primarily due to an increase in interest expense related to issuance of notes and the average outstanding borrowings primarily due to the distribution to our stockholders by way of funding Concentrix in connection with the Separation. Interest expense and finance charges, net, increased as a percentage of revenue, compared to the prior year period, primarily due to an increase in interest expense related to the issuance of notes.

Other Income (Expense), Net

	Three Months Ended		Percent	Nine Months Ended		Percent
	August 31, 2021	August 31, 2020	Change	August 31, 2021	August 31, 2020	Change
	(in thousands)			(in thousands)
Other income (expense), net	$4,796	$25	19084.0%	$2,707	$(1,004)	369.6%
Percentage of revenue	0.09%	0.00%		0.02%	(0.01)%

Amounts recorded as other income (expense), net include foreign currency transaction gains and losses, investment gains and losses, and other non-operating gains and losses, such as settlements received from class actions lawsuits.

The increase in other income (expense), net during the three and nine months ended August 31, 2021, as compared to the prior year period, was primarily due to a gain on sale of investment partially offset by higher foreign currency exchange losses.

Provision for Income Taxes

	Three Months Ended		Percent	Nine Months Ended		Percent
	August 31, 2021	August 31, 2020	Change	August 31, 2021	August 31, 2020	Change
	(in thousands)			(in thousands)
Provision for income taxes	$31,931	$26,953	18.5%	$93,165	$56,023	66.3%
Percentage of income from continuing operations before income taxes	25.21%	23.93%		25.26%	21.51%

Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions. Income taxes for the interim periods presented have been included in the accompanying Consolidated Financial Statements on the basis of an estimated annual effective tax rate.

During the three and nine months ended August 31, 2021, our income tax expense increased compared to the prior year period, due to higher income during the three and nine months ended August 31, 2021. The effective tax rate was lower during the three months ended August 31, 2020, due to the reversal of uncertain tax positions. The effective tax rate was lower during the nine months ended August 31, 2020, due to tax benefits received from the exercising of stock options by employees and the reversal of uncertain tax positions.

Discontinued Operations

	Three Months Ended		Percent	Nine Months Ended		Percent
	August 31, 2021	August 31, 2020	Change	August 31, 2021	August 31, 2020	Change
	(in thousands)			(in thousands)
Income from discontinued operations, net of taxes	$—	$48,767	(100.0)%	$—	$109,605	(100.0)%
Percentage of revenue	0.00%	0.92%		0.00%	0.79%

Income from discontinued operations includes net income from Concentrix during the three and nine months ended August 31, 2020. Concentrix was separated on December 1, 2020, consequently, there was no revenue earned or cost incurred during the three and nine months ended August 31, 2021 related to the discontinued operations.

Liquidity and Capital Resources

Cash Conversion Cycle

		Three Months Ended
		August 31, 2021	November 30, 2020	August 31, 2020
		(Amounts in thousands)
Days sales outstanding ("DSO")
Revenue	(a)	$5,207,064	$6,118,571	$5,306,361
Accounts receivable, net(1)	(b)	2,229,640	2,808,125	2,640,879
Days sales outstanding	(c) = (b)/((a)/the number of days during the period)	39	42	46

Days inventory outstanding ("DIO")
Cost of revenue	(d)	$4,894,442	$5,752,179	$5,008,881
Inventories(1)	(e)	2,866,212	2,684,076	2,832,607
Days inventory outstanding	(f) = (e)/((d)/the number of days during the period)	54	42	52

Days payable outstanding ("DPO")
Cost of revenue	(g)	$4,894,442	$5,752,179	$5,008,881
Accounts payable(1)	(h)	3,222,284	3,753,634	3,537,419
Days payable outstanding	(i) = (h)/((g)/the number of days during the period)	61	59	65

Cash conversion cycle ("CCC")	(j) = (c)+(f)-(i)	32	25	33

(1) Accounts receivable, inventories and accounts payable as of November 30, 2020 and August 31, 2020 are based on pro forma presentation to reflect the separation of the Company’s prior Concentrix reportable segment into an independent public company on December 1, 2020.

Cash Flows

Our business is working capital intensive. Our working capital needs are primarily to finance accounts receivable and inventory. We rely heavily on term loans, accounts receivable arrangements, our securitization programs, and our revolver programs for our working capital needs. We have financed our growth and cash needs to date primarily through cash generated from operations and financing activities. As a general rule, when sales volumes are increasing, our net investment in working capital dollars typically increases, which generally results in decreased cash flow generated from operating activities. Conversely, when sales volume decreases, our net investment in working capital dollars typically decreases, which generally results in increases in cash flows generated from operating activities. Our cash conversion cycle was 32 days and 33 days as of August 31, 2021, and 2020, respectively. The decrease in CCC as of August 31, 2021, as compared to the prior year period, was primarily due to the improved collections of accounts receivables. This decrease was partially offset by slower turnover of our inventories and the timing of payments of accounts payable.

To increase our market share and better serve our customers, we may further expand our operations through investments or acquisitions, such as the recently completed acquisition of Tech Data. We expect that any such expansions would require an initial investment in working capital, personnel, facilities and operations. These investments or acquisitions would likely be funded primarily by our existing cash and cash equivalents, additional borrowings, or the issuance of securities.

Net cash provided by operating activities was $248.8 million during the nine months ended August 31, 2021, primarily due to a decrease in accounts receivable of $571.7 million, receivables from vendors of $24.7 million, our net income of $275.6 million, adjustments to net income for non-cash items of $69.5 million, and a net change of $24.9 million in other operating assets and liabilities. These cash inflows were partially offset by a decrease in accounts payable of $533.9 million and an increase in inventories of $183.8 million. The decrease in accounts receivable is due to efficient collections during the three months ended August 31, 2021 as well as lower revenue compared to a seasonally high fourth quarter of fiscal year 2020. The decrease in accounts payable is primarily due to timing of payments. The adjustments for non-cash items consist primarily of amortization and depreciation and share-based compensation expense.

Net cash provided by operating activities was $1.547 billion during the nine months ended August 31, 2020, primarily due to net income of $314.0 million, adjustments for non-cash items of $320.9 million, decreases in accounts receivable of $280.5 million and receivables from vendors of $44.7 million, an increase in accounts payable of $454.3 million and a net change of $415.4 million in other operating assets and liabilities. These cash inflows were partially offset by an increase in inventories of $282.7 million. The decrease in accounts receivable and vendor receivables is primarily due to lower revenue in our business including discontinuing operations during the three months ended August 31, 2020 following a seasonally high fourth quarter of fiscal year 2019 as well as an improvement in our collections. DSO in our business also decreased by approximately 3 days from the end of fiscal year 2019. The increase in accounts payable and cash inflow from changes in other operating assets and liabilities reflects primarily efficient working capital management and prepayments from customers received in our business. The increase in inventories was driven by purchases related to larger projects in the second fiscal quarter which were transacted in the third fiscal quarter. The adjustments for non-cash items consist primarily of amortization and depreciation, provision for doubtful accounts, share-based compensation expense, unrealized foreign exchange losses and a deferred tax benefit related to both our continuing operations as well as discontinued operations.

Net cash used in investing activities during the nine months ended August 31, 2021 was $2.9 million, primarily due to capital expenditures related to infrastructure investments to support growth in our business and proceeds from sale of non-marketable securities.

Net cash used in investing activities during the nine months ended August 31, 2020 was $137.5 million, primarily due to capital expenditures of $127.3 million related to infrastructure investments to support growth in both of our businesses including discontinued operations and $4.9 million of cash paid related to the settlement of employee stock-based awards assumed under the Convergys acquisition, being paid in accordance with the original vesting schedule.

Net cash provided by financing activities during the nine months ended August 31, 2021 was $2,232.7 million, representing primarily proceeds received on issuance of Notes of $2.5 billion to support the Merger with Tech Data, net transfer of cash and cash equivalents of $149.9 million to Concentrix in connection with the Separation and $64.5 million representing a pay down of our revolving lines of credit with cash generated from operations. In addition, we paid stockholders dividends of $31.1 million and $26.7 million of issuance costs related to the Notes.

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

Capital Resources

Our cash and cash equivalents totaled $4.1 billion and $1.4 billion as of August 31, 2021 and November 30, 2020, respectively. Of our total cash and cash equivalents, the cash held by our international subsidiaries was $470.8 million and $434.8 million as of August 31, 2021 and November 30, 2020, respectively. Our cash and cash equivalents held by international subsidiaries are no longer subject to U.S. federal tax on repatriation into the United States. Repatriation of some foreign balances is restricted by local laws. Historically, we have fully utilized and reinvested all foreign cash to fund our foreign operations and expansion. If in the future our intentions change, and we repatriate the cash back to the United States, we will report in our Consolidated Financial Statements the impact of state and withholding taxes depending upon the planned timing and manner of such repatriation. Presently, we believe we have sufficient resources, cash flow and liquidity within the United States to fund current and expected future working capital, investment and other general corporate funding requirements.

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

Under the terms of the U.S. AR Arrangement, we and two of our U.S. subsidiaries sell, on a revolving basis, our receivables to a wholly-owned, bankruptcy-remote subsidiary. The borrowings are funded by pledging all of the rights, title and interest in the receivables acquired by our bankruptcy-remote subsidiary as security. Any amounts received under the U.S. AR Arrangement are recorded as debt on our Consolidated Balance Sheets. As of both August 31, 2021 and November 30, 2020, there were no borrowings outstanding under this facility.

In Canada, we have an accounts receivable securitization program with a bank to provide additional capital for operations. Under the terms of this program, as renewed in March 2020, SYNNEX Canada Limited (“SYNNEX Canada”) can borrow up to CAD100.0 million, or $79.3 million, in exchange for the transfer of eligible trade accounts receivable, on an ongoing revolving basis through May 2023. The program includes an accordion feature that allows us to request an increase in the bank's commitment by an additional CAD50.0 million, or $39.6 million. Any amounts received under this arrangement are recorded as debt on our Consolidated Balance Sheets and are secured by pledging all of the rights, title and interest in the receivables to the bank. We guarantee the performance obligations of SYNNEX Canada under this arrangement. The effective borrowing cost is based on the weighted-average of the Canadian Dollar Offered Rate plus a margin of 1.00% per annum and the prevailing lender commercial paper rates. In addition, prior to an event of termination, SYNNEX Canada is obligated to pay a program fee of 0.75% per annum based on the used portion of the commitment. After an event of termination, the program fee shall be the sum of the base rate and 2.50% per annum, based on the used portion of the commitment. SYNNEX Canada pays a fee of 0.40% per annum for any unused portion of the commitment up to CAD60.0 million, or $47.6 million, and when the unused portion exceeds CAD60.0 million, or $47.6 million, a fee of 0.55% per annum on the remaining unused commitment. As of both August 31, 2021 and November 30, 2020, there was no outstanding balance under this arrangement.

SYNNEX Japan has a credit agreement with a group of banks for a maximum commitment of JPY15.0 billion or $136.4 million. The credit agreement is comprised of a JPY5.0 billion, or $45.5 million, term loan and a JPY10.0 billion, or $90.9 million, revolving credit facility and expires in June 2026. Prior to renewal in June 2021, SYNNEX Japan had a maximum commitment of JPY 15.0 billion, or $136.4 million, comprised of a JPY7.0 billion, or $63.6 million, term loan and a JPY8.0 billion, or $72.7 million, revolving credit facility. The interest rate for the term loan and revolving credit facility is based on the Tokyo Interbank Offered Rate, plus a margin, which, prior to the Merger transaction was based on our consolidated leverage ratio, and after the Merger transaction is based on our credit rating. Currently the margin over the Tokyo Interbank Offered Rate equals 0.80% per annum. The unused line fee on the revolving credit facility is currently 0.125% per annum and prior to the Merger was based on our consolidated current leverage ratio, but is now also based on our credit ratings. The term loan can be repaid at any time prior to the expiration date without penalty. We have guaranteed the obligations of SYNNEX Japan under this facility. As of August 31, 2021 and November 30, 2020, the balances outstanding under the term loan component of these facilities were $45.5 million and $67.1 million respectively. As of August 31, 2021 and November 30, 2020, the balances outstanding under the revolving credit facility were $8.2 million and $31.6 million.

In the United States, we have a senior secured credit agreement (as amended, the "U.S. Credit Agreement") with a group of financial institutions. The U.S. Credit Agreement includes a $600.0 million commitment for a revolving credit facility and a term loan in the original principal amount of $1.2 billion. We can request incremental commitments to increase the principal amount of the revolving line of credit or term loan by $500.0 million, plus an additional amount which is dependent upon our pro forma first lien leverage ratio, as calculated under the U.S. Credit Agreement. The U.S. Credit Agreement matures in September 2022. The remaining outstanding principal of the term loan is payable on maturity. Interest on borrowings under the U.S. Credit Agreement can be based on LIBOR or a base rate at our option, plus a margin. The margin for LIBOR loans ranges from 1.25% to 2.00% and the margin for base rate loans ranges from 0.25% to 1.00%, provided that LIBOR shall not be less than zero. The base rate is a variable-rate which is the highest of (a) the Federal Funds Rate, plus a margin of 0.50%, (b) the rate of interest announced, from time to time, by the agent, Bank of America, N.A., as its “prime rate,” and (c) the Eurodollar Rate, plus 1.00%. The unused revolving credit facility commitment fee ranges from 0.175% to 0.30% per annum. The margins above the applicable interest rates and the revolving commitment fee for revolving loans are based on our consolidated leverage ratio, as calculated under the U.S. Credit Agreement. Our obligations under the U.S. Credit Agreement are secured by substantially all of the parent company’s and its United States domestic subsidiaries’ assets on a pari passu basis with the interests of the lenders under the U.S. Term Loan Credit Agreement (defined below) pursuant to an intercreditor agreement and are guaranteed by certain of our United States domestic subsidiaries. As of both August 31, 2021 and November 30, 2020, the balance outstanding under the term loan component of the U.S. Credit Agreement was $500.0 million. There were no borrowings outstanding under the revolving line of credit under the U.S. Credit Agreement as of both August 31, 2021 and November 30, 2020. The U.S. Credit Agreement was terminated on September 1, 2021 and all outstanding balances were repaid in full as part of the Merger transaction (see Note 17 – Subsequent Event to the Consolidated Financial Statements for further discussion).

We have a senior secured term loan credit agreement (the “U.S. Term Loan Credit Agreement”) with a group of financial institutions, in the original principal amount of $1.8 billion. The U.S. Term Loan Credit Agreement matures in October 2023. The remaining outstanding principal amount of the term loan is payable on maturity. Interest on borrowings under the U.S. Term Loan Credit Agreement can be based on LIBOR or a base rate at our option, plus a margin. The margin for LIBOR loans ranges from 1.25% to 1.75% and the margin for base rate loan ranges from 0.25% to 0.75%, provided that LIBOR shall not be less than zero. The base rate is a variable-rate which is the highest of (a) 0.5% plus the greater of (x) the Federal Funds Rate in effect on such day and (y) the overnight bank funding rate in effect on such day, (b) the Eurodollar Rate plus 1.0% per annum, and (c) the rate of interest last quoted by The Wall Street Journal as the “Prime Rate” in the U.S. During the period in which the term loans were available to be drawn, we paid term loan commitment fees. The margins above our applicable interest rates are, and the term loan commitment fee were, based on our consolidated leverage ratio as calculated under the U.S. Term Loan Credit Agreement. Our obligations under the U.S. Term Loan Credit Agreement are secured by substantially all of the parent company and certain of its domestic subsidiaries’ assets on a pari passu basis with the interests of the lenders under the existing U.S. Credit Agreement pursuant to an intercreditor agreement, and are guaranteed by certain of our domestic subsidiaries. As of both August 31, 2021 and November 30, 2020, the balance outstanding under the U.S. Term Loan Credit Agreement was $1.0 billion. The U.S. Term Loan Credit Agreement was terminated on September 1, 2021 and all outstanding balances were repaid in full as part of the Merger transaction (see Note 17 – Subsequent Event to the Consolidated Financial Statements for further discussion).

In connection with the Merger, we have entered into a credit agreement, dated as of April 16, 2021 (the “New Credit Agreement”) with the lenders party thereto and Citibank, N.A., as agent, pursuant to which we received commitments for the extension of a senior unsecured revolving credit facility not to exceed an aggregate principal amount of $3.5 billion, which revolving credit facility (the “new revolving credit facility”) may, at our request but subject to the lenders’ discretion, potentially be increased by up to an aggregate amount of $500 million. The New Credit Agreement also includes a senior unsecured term loan (the “new term loan” and, together with the new revolving credit facility, the “new credit facilities”) in an aggregate principal amount of $1.5 billion, which was fully funded in connection with the closing of the Merger. The borrower under the new credit facilities is the Company. There are no guarantors of the new credit facilities. The maturity of the new credit facilities is on the fifth anniversary of the September 2021 closing date, which will occur in September 2026, subject in the case of the revolving credit facility, to two one-year extensions upon the Company’s prior notice to the lenders and the agreement of the lenders to extend such maturity date.

The outstanding principal amount of the new term loan is payable in quarterly installments in an amount equal to 1.25% of the original $1.5 billion principal balance, commencing on the last day of the first full fiscal quarter after the closing date of the new credit facilities, with the outstanding principal amount of the term loans due in full on the maturity date. Loans borrowed under the New Credit Agreement bear interest, in the case of LIBOR (or successor) rate loans, at a per annum rate equal to the applicable LIBOR (or successor) rate, plus the applicable margin, which may range from 1.125% to 1.75%, based on the Company’s public debt rating (as defined in the New Credit Agreement). The applicable margin on base rate loans is 1.00% less than the corresponding margin on LIBOR (or successor rate) based loans. In addition to these borrowing rates, there is a commitment fee which ranges from 0.125% to 0.300% on any unused commitment under the new revolving credit facility based on the Company’s public debt rating.

The New Credit Agreement contains various loan covenants that are customary for similar facilities for similarly rated borrowers that will restrict the ability of the Company and its subsidiaries to take certain actions. The New Credit Agreement also contains financial covenants which require compliance with a maximum debt to EBITDA ratio and a minimum interest coverage ratio, in each case tested on the last day of each fiscal quarter commencing with the first full fiscal quarter to occur after the closing date of the new credit facilities. The New Credit Agreement also contains various customary events of default, including with respect to a change of control of the Company.

See Note 17 – Subsequent Event to the Consolidated Financial Statements for further discussion regarding borrowings under the New Credit Agreement in conjunction with the Merger.

On March 22, 2021, we had entered into a debt commitment letter (the “Commitment Letter”), under which Citigroup Global Markets Inc. and certain other financing institutions joining thereto pursuant to the terms thereof committed to provide (i) a $1.5 billion senior unsecured term bridge facility (the "Term Loan A Bridge Facility"), (ii) a $2.5 billion senior unsecured term bridge facility (the “Bridge Facility”) and (iii) a $3.5 billion senior unsecured revolving bridge facility (the "Bridge Revolving Facility"), subject to the satisfaction of certain customary closing conditions. On April 16, 2021, (i) the $1.5 billion commitment with respect to the Term Loan A Bridge Facility under the Commitment Letter and (ii) the $3.5 billion commitment with respect to the Bridge Revolving Facility under the Commitment Letter were reduced to zero, in each case, as a result of us entering into the New Credit Agreement; and on August 9, 2021 the Bridge Facility was reduced to zero as a result of the issuance of the Notes described below.

On August 9, 2021, SYNNEX completed its offering of $2.5 billion aggregate principal amount of senior unsecured notes, consisting of $700.0 million of 1.25% senior notes due 2024, $700.0 million of 1.75% senior notes due 2026, $600.0 million of 2.375% senior notes due 2028, and $500.0 million of 2.65% senior notes due 2031 (collectively, the “Notes,” and such offering, the “Notes Offering”). SYNNEX incurred $27 million towards issuance costs. SYNNEX will pay interest semi-annually on the notes on each of February 9 and August 9, beginning February 9, 2022. The net proceeds from this offering were used to fund a portion of the aggregate cash consideration payable in connection with the Merger, refinance certain of SYNNEX’ and Tech Data’s existing indebtedness and pay related fees and expenses (see Note 17 – Subsequent Event to the Consolidated Financial Statements for further discussion). SYNNEX expects to use any remaining net proceeds from the Notes Offering for general corporate purposes.

SYNNEX Canada has an uncommitted revolving line of credit with a bank under which it can borrow up to CAD50.0 million, or $39.6 million. Borrowings under the facility are secured by eligible inventory and bear interest at a base rate plus a margin ranging from 0.50% to 2.25% depending on the base rate used. The base rate could be a Banker's Acceptance Rate, a Canadian Prime Rate, LIBOR or U.S. Base Rate. As of both August 31, 2021 and November 30, 2020, there were no borrowings outstanding under this credit facility.

Other borrowings and term debt include lines of credit with financial institutions at certain locations outside the United States, factoring of accounts receivable with recourse provisions, finance leases, a building mortgage and book overdrafts. Interest rates and other terms of borrowing under these lines of credit vary by country, depending on local market conditions. Borrowings under these facilities are generally guaranteed by us or secured by eligible accounts receivable. As of August 31, 2021 and November 30, 2020, the balances outstanding under these revolving credit facilities were $0.6 million and $25.8 million, respectively.

The maximum commitment amounts for local currency credit facilities have been translated into United States Dollars at August 31, 2021 exchange rates.

Off-Balance Sheet Arrangements

We have financing programs in the United States and Japan under which trade accounts receivable of certain customers may be sold to financial institutions. Available capacity under these programs is dependent upon the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. At August 31, 2021 and November 30, 2020, we had a total of $48.7 million and $21.4 million, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs.

Covenant Compliance

Our credit facilities have a number of covenants and restrictions that, among other things, require us to maintain specified financial ratios and satisfy certain financial condition tests. They also limit our ability to incur additional debt, make intercompany loans, pay dividends and make other types of distributions, make certain acquisitions, repurchase our stock, create liens, cancel debt owed to us, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, make certain investments, enter into new real estate leases, transfer and sell assets, cancel or terminate any material contracts and merge or consolidate. As of August 31, 2021, we were in compliance with all material covenants for the above arrangements, and we do not believe we are at material risk of not meeting such covenants.

Contractual Obligations

Our contractual obligations consist of future payments due under our loans, payments for our operating lease commitments and repatriation tax under the Tax Cuts and Jobs Act (“the TCJA”) which are already recorded on our Consolidated Balance Sheet. In addition, our contractual obligations include interest on our debt. The following table summarizes our contractual obligations as at August 31, 2021 (prepared on a fiscal year basis with the remaining three months of fiscal 2021 representing the less than 1 year obligations):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	> 5 Years
	(in thousands)
Contractual Obligations:
Principal debt payments	$4,054,187	$8,737	$1,500,000	$700,000	$1,845,450
Interest on debt	439,442	29,279	198,125	87,157	124,882
Repatriation tax under the TCJA	40,462	—	19,357	21,105	—
Non-cancellable operating leases	89,219	6,607	44,120	25,219	13,273
Total	$4,623,310	$44,623	$1,761,602	$833,481	$1,983,605

Interest on debt, in the table above, includes estimated interest on our term loans at rates of interest applicable at the end of our fiscal period.

We are contingently liable under agreements, without expiration dates, to repurchase repossessed inventory acquired by flooring companies as a result of default on floor plan financing arrangements by our customers. There have been no repurchases through August 31, 2021 under these agreements and we are not aware of any pending customer defaults or repossession obligations. As we do not have access to information regarding the amount of inventory purchased from us still on hand with the customer at any point in time, our repurchase obligations relating to inventory cannot be reasonably estimated. As of August 31, 2021, and November 30, 2020, accounts receivable subject to flooring arrangements were $42.1 million and $49.5 million, respectively. For more information on our third-party revolving short-term financing arrangements, see Note 8 - Accounts Receivable Arrangements to the Consolidated Financial Statements included in Item 1 of Part I of this Report.

As of August 31, 2021, we have established a reserve of $11.6 million for unrecognized tax benefits.

As we are unable to reasonably predict the timing of settlement of these guarantees and the reserve for unrecognized tax benefits, the table above excludes such liabilities.

In addition, refer to Note 17 - Subsequent Event to the Consolidated Financial Statements for contractual obligations under the New Credit Agreement entered into in connection with our acquisition of Tech Data.

Related Party Transactions

We have a business relationship with MiTAC Holdings, a publicly-traded company in Taiwan, which began in 1992 when MiTAC Holdings became our primary investor through its affiliates. As of both August 31, 2021 and November 30, 2020, MiTAC Holdings and its affiliates beneficially owned approximately 18% of our outstanding common stock. Mr. Matthew Miau, the Chairman Emeritus of our Board of Directors and a director, is the Chairman of MiTAC Holdings' and a director or officer of MiTAC Holdings' affiliates.

The shares owned by MiTAC Holdings are held by the following entities:

As of August 31, 2021
(in thousands)
MiTAC Holdings(1)	5,300
Synnex Technology International Corp.(2)	3,860
Total	9,160

(1)

Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC Holdings. Excludes 192 thousand shares held directly by Mr. Miau, 217 thousand shares indirectly held by Mr. Miau through a charitable remainder trust, and 190 thousand shares held by his spouse.

(2)

Synnex Technology International Corp. (“Synnex Technology International”) is a separate entity from us and is a publicly-traded corporation in Taiwan. Shares are held via Peer Development Ltd., a wholly-owned subsidiary of Synnex Technology International. MiTAC Holdings owns a noncontrolling interest of 14.06% in MiTAC Incorporated, a privately-held Taiwanese company, which in turn holds a noncontrolling interest of 15.65% in Synnex Technology International. Neither MiTAC Holdings nor Mr. Miau is affiliated with any person(s), entity, or entities that hold a majority interest in MiTAC Incorporated.

MiTAC Holdings generally has influence over us regarding matters submitted to stockholders for consideration, including any merger or acquisition of ours. Among other things, this could have the effect of delaying, deterring or preventing a change of control over the Company.

We purchased inventories and services from MiTAC Holdings and its affiliates totaling $46.4 million and $136.2 million during the three and nine months ended August 31, 2021, respectively and totaling $53.4 million and $151.9 million during the three and nine months ended August 31, 2020, respectively. Our sales to MiTAC Holdings and its affiliates totaled $0.1 million and $0.5 million during the three and nine months ended August 31, 2021, respectively, and totaled $0.2 million and $0.7 million during the three and nine months ended August 31, 2020, respectively. In addition, we paid for reimbursement of rent and overhead costs for the use of facilities of MiTAC Holdings and its affiliates amounting to $38 thousand and $118 thousand during the three and nine months ended August 31, 2021, respectively, and $27 thousand and $91 thousand during the three and nine months ended August 31, 2020, respectively.

As of August 31, 2021 and November 30, 2020, our payables to MiTAC Holdings and its affiliates were $24.1 million and $49.6 million, respectively. As of August 31, 2021 and November 30, 2020, our receivables from MiTAC Holdings and its affiliates were $11.0 million and $26.1 million, respectively.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

We are exposed to foreign currency risk in the ordinary course of business in our continuing operations. We manage cash flow exposures for our major countries and the foreign currency impact of assets and liabilities denominated in non-functional currencies using a combination of forward contracts. Principal currencies hedged are the Canadian Dollar, the Indian Rupee, the Brazilian Real, the Colombian Peso, the Euro, the Mexican Peso, the Chinese Yuan, and the Chilean Peso. We do not hold or issue derivative financial instruments for trading purposes.

The following table presents the hypothetical changes in fair values of our outstanding foreign currency derivative instruments related to our continuing operations as of August 31, 2021 and November 30, 2020, arising from an instantaneous strengthening or weakening of the U.S. dollar by 5%, 10% and 15% (in thousands):

	Loss on Derivative Instruments Given a Weakening of U.S. dollar by X Percent			Gain (Loss) Assuming No Change in Exchange Rate	Gain on Derivative Instruments Given a Strengthening of U.S. dollar by X Percent
	15%	10%	5%		5%	10%	15%
Forward contracts at August 31, 2021	$(47,621)	$(30,303)	$(14,808)	$(863)	$11,755	$23,225	$33,698
Forward contracts at November 30, 2020	(48,022)	(31,306)	(16,349)	(2,888)	9,291	20,363	32,037

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

Interest Rate and Equity Price Risk

On August 9, 2021, SYNNEX completed its offering of $2.5 billion aggregate principal amount of senior unsecured notes, consisting of $700.0 million of 1.25% senior notes due 2024, $700.0 million of 1.75% senior notes due 2026, $600.0 million of 2.375% senior notes due 2028, and $500.0 million of 2.65% senior notes due 2031. SYNNEX will pay interest semi-annually on the notes on each of February 9 and August 9, beginning February 9, 2022. See Note 9 – Borrowings to the Consolidated Financial Statements for further discussion.

There have been no other material changes in interest rate risk and equity price risk related to our continuing operations during the nine months ended August 31, 2021 from our Annual Report on Form 10-K for the fiscal year ended November 30, 2020. For a discussion of the Company's exposure to interest rate and equity risk, reference is made to disclosures set forth in Part II, Item 7A of our above-mentioned Annual Report on Form 10-K.

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

Risks Related to the Acquisition of Tech Data

We may fail to realize the anticipated benefits of the Merger, which could adversely affect the value of our common stock.

The success of the acquisition of Tech Data (the “Merger”) will depend, in part, on our ability to realize the anticipated benefits from combining the businesses of SYNNEX and Tech Data. Our ability to realize these anticipated benefits and cost savings is subject to certain risks including:

•	Our ability to successfully combine the businesses of SYNNEX and Tech Data;
•	whether the combined businesses will perform as expected;
•	the reduction of our cash available for operations and other uses and the incurrence of indebtedness to finance the Merger; and
•	the assumption of known and unknown liabilities of Tech Data.

SYNNEX and Tech Data have operated independently, and there can be no assurances that our businesses can be integrated successfully. It is possible that the integration process could result in the loss of key SYNNEX or Tech Data employees, the disruption of either or both company’s ongoing businesses, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. Specifically, issues that must be addressed to realize the anticipated benefits of the Merger so the combined business performs as expected include, among other things:

•	integrating the companies’ technologies, products and services;
•	identifying and eliminating redundant and underperforming operations and assets;
•	harmonizing the companies’ operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;
•	attracting, motivating and retaining executives and other key personnel;
•	addressing possible differences in business backgrounds, corporate cultures and management philosophies;
•	consolidating the companies’ corporate, administrative and information technology infrastructure;
•	managing the movement of certain businesses and positions to different locations;
•	maintaining existing agreements with customers and vendors and avoiding delays in entering into new agreements with prospective customers and vendors; and
•	consolidating offices of SYNNEX and Tech Data that are currently in or near the same location.

In addition, at times, the attention of certain members of either or both company’s management and resources may be focused on the integration of the businesses of the two companies and diverted from day-to-day business operations, which may disrupt each company’s ongoing business and the business of the combined company.

If we fail to properly mitigate these risks or address the issues set forth above, the anticipated cost savings and other benefits of the Merger may not be realized fully or at all, or may take longer to realize than expected, which in turn could adversely affect our business operations and value of our common stock.

We may be targets of securities class action and derivative lawsuits relating to the Merger, which could result in substantial costs.

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

Stockholder lawsuits relating to the Merger have been filed against us, which could result in substantial costs.

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

We expect to incur a number of non-recurring costs associated with the Merger and combining the operations of Tech Data with our operations. We will incur significant transaction costs related to the Merger. We also will incur significant integration-related fees and costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred related to the Merger and the integration of Tech Data into our business. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.

Apollo will be able to exercise significant influence over the composition of the Board, matters subject to stockholder approval and/or the Company’s operations.

As a result of the issuance of 44 million shares of SYNNEX common stock in the Merger, entities affiliated with Apollo Global Management, Inc. (“Apollo”) held 46% of the Company’s stock immediately following the closing of the Merger. Additionally, the Company entered into an Investor Rights Agreement at the closing of the Merger, which provides that following the closing, the board of directors shall be comprised of eleven directors, and that affiliates of Apollo have the right to nominate a certain number of directors, depending on the percentage of the outstanding shares of SYNNEX common stock held. As a result, Apollo will be in a position to influence (subject to organizational documents and Delaware law) the composition of the Company’s board of directors and the outcome of corporate actions requiring stockholder approval, such as mergers, business combinations and dispositions of assets, among other corporate transactions. This concentration of investment and voting power could discourage others from initiating a potential merger, takeover or other change of control transaction that may otherwise be beneficial to SYNNEX and its stockholders, which could adversely affect the market price of SYNNEX common stock.

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

3(i).1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i).1 to the Company’s Current Report on Form 8-K filed on September 2, 2021).

3(ii).1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3(ii).1 to the Company’s Current Report on Form 8-K filed on September 2, 2021).

4.1

Indenture, dated as of August 9, 2021, by and between SYNNEX Corporation and Citibank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 9, 2021).

4.2

First Supplemental Indenture, dated as of August 9, 2021, between SYNNEX Corporation and Citibank, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 9, 2021).

4.3

Second Supplemental Indenture, dated as of August 9, 2021, between SYNNEX Corporation and Citibank, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 9, 2021).

4.4

Third Supplemental Indenture, dated as of August 9, 2021, between SYNNEX Corporation and Citibank, N.A., as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on August 9, 2021).

4.5

Fourth Supplemental Indenture, dated as of August 9, 2021, between SYNNEX Corporation and Citibank, N.A., as trustee (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on August 9, 2021).

4.6	Form of $700,000,000 1.250% Senior Notes due 2024 (included as Exhibit A to Exhibit 4.2) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 9, 2021).

4.7	Form of $700,000,000 1.750% Senior Notes due 2026 (included as Exhibit A to Exhibit 4.3) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 9, 2021).

4.8	Form of $600,000,000 2.375% Senior Notes due 2028 (included as Exhibit A to Exhibit 4.4) (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on August 9, 2021).

4.9	Form of $500,000,000 2.650% Senior Notes due 2031 (included as Exhibit A to Exhibit 4.5) (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on August 9, 2021).

10.1

Registration Rights Agreement, dated as of August 9, 2021, by and between SYNNEX Corporation and Citigroup Global Markets Inc., as representative of the initial purchasers of the Notes (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 9, 2021).

10.2#

Investor Rights Agreement dated September 1, 2021 between SYNNEX and Tiger Parent Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 2, 2021).

10.3#	Offer Letter with Richard Hume dated August 31, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 2, 2021).

10.4#

Amendment to Offer Letter dated September 28, 2021, by and between TD SYNNEX and Dennis Polk (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 28, 2021).

10.5#	Advisor Agreement with Dwight Steffensen dated August 31, 2021.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Date: October 5, 2021

SYNNEX CORPORATION

By:	/s/ Richard T. Hume
Richard T. Hume
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

By:	/s/ Marshall W. Witt
Marshall W. Witt
Chief Financial Officer
(Duly authorized officer and principal financial officer)