Form 10-K
period 2021-11-30
TD SYNNEX CORP
filed 2022-01-28
CIK 1177394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-31892

TD SYNNEX CORPORATION

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

The aggregate market value of Common Stock held by non-affiliates of the registrant (based upon the closing sale price on the New York Stock Exchange as of May 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter) was $5,274,578,084. Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 21, 2022, there were 96,394,143 shares of Common Stock, $0.001 per share par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

 Items 10 (as to directors and Delinquent Section 16(a) Reports (if any)), 11, 12 (as to Beneficial Ownership), 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2022 Annual Meeting of Stockholders to be held on March 15, 2022.

TD SYNNEX CORPORATION

2021 FORM 10-K

PART I

When used in this Annual Report on Form 10-K (this “Report”), the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “allows,” “can,” “may,” “could,’’ “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about market trends, our business model and our services, our business and market strategy, future growth, including expansion of our product and service lines, our infrastructure, our investment in our information technology, or IT, systems, our employee hiring and retention, the ownership interest of MiTAC Holdings Corporation, or MiTAC Holdings, in us and its impact, the ownership interest of Apollo Global Management, Inc., or Apollo, in us and its impact, the impact of the Merger, our integration plans, our revenue, sources of revenue, our gross margins, our operating costs and results, timing of payment, the value of our inventory, our competition, including with Synnex Technology International Corp., our future needs for additional financing, the likely sources for such funding and the impact of such funding, concentration of customers and suppliers, customer and supplier contract terms, customer forecasts and its impact on us, relationships with our suppliers, adequacy of our facilities, ability to obtain comparable leases, ability to manage and communicate with international resources, ability to meet demand, managing inventory and our shipping costs, our legal proceedings, our operations and trends related thereto, our international operations, foreign currency exchange rates and hedging activities, expansion of our operations and related effects, our strategic acquisitions including anticipated cost savings and other benefits, divestitures of businesses and assets, revenue, cost of revenue and gross margin, our goodwill, seasonality of sales, changes in share price, adequacy of our cash resources to meet our capital needs, our debt and financing arrangements, including the impact of any change to our credit rating, interest rate risk and impact thereof, cash held by our international subsidiaries and repatriation, changes in fair value of derivative instruments, our tax liabilities, adequacy of our disclosure controls and procedures, dependency on personnel, pricing pressures, cybersecurity and compliance with related rules and regulations, impact of rules and regulations affecting public companies, the replacement of LIBOR, impact of our pricing policies, impact of economic and industry trends, changes to the markets in which we compete, impact of our accounting policies and recently issued accounting pronouncements, our estimates and assumptions, impact of inventory repurchase obligations and commitments and contingencies, our effective tax rates, impact of any impairment of our goodwill and intangible assets, our share repurchase and dividend program, our securitization programs, term loans and revolving credit lines, our investments in working capital, personnel, our succession planning and various environmental, social and governance initiatives and attention. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed herein and risks related to the risk that the legacy SYNNEX and legacy Tech Data businesses will not be integrated successfully or realize the anticipated benefits of the combined company, the COVID-19 global pandemic, the ability to retain key personnel, the seasonality of the buying patterns of our customers, concentration of sales to large customers, the loss or consolidation of one or more of our significant original equipment manufacturer, or OEM, suppliers or customers, market acceptance and product life of the products we assemble and distribute, competitive conditions in our industry and their impact on our margins, pricing and other terms with our OEM suppliers, our ability to gain market share, variations in supplier-sponsored programs, changes in our costs and operating expenses, dependence upon and trends in capital spending budgets in the IT industry, fluctuations in general economic conditions, change in market for our customers' products, employee turnover, changes in tax laws, risks associated with our international operations, uncertainties and variability in demand by our reseller and integration customers, supply shortages or delays, any termination or reduction in our floor plan financing arrangements, changes in value of foreign currencies and interest rates and other risk factors contained below under Part I, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

In the sections of this Report entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all references to “TD SYNNEX,” “we,” “us,” “our” or the “Company” mean TD SYNNEX Corporation and its subsidiaries for periods after the acquisition of Tech Data, except where it is made clear that the term means only the parent company or one of its segments while all references to “SYNNEX,” “we,” “us,” “our” or the “Company” mean SYNNEX Corporation and its subsidiaries for periods prior to the acquisition of Tech Data, except where it is made clear that the term means only the parent company or one of its segments.

TD SYNNEX, the TD SYNNEX Logo, and all other TD SYNNEX company, product and services names and slogans are trademarks or registered trademarks of TD SYNNEX Corporation. Other names and marks are the property of their respective owners.

Item 1.Business

We are a Fortune 200 corporation and a leading global provider of a comprehensive range of distribution, systems design and integration solutions for the technology industry.

On December 1, 2020, we completed the previously announced separation of our customer experience services business (the “Separation”), which was accomplished by the distribution of one hundred percent of the outstanding common stock of Concentrix Corporation (“Concentrix”). Our stockholders received one share of Concentrix common stock for every share of our common stock held at the close of business on the record date. Concentrix is now an independent public company trading under the symbol “CNXC” on the Nasdaq Stock Market. After the Separation, we do not beneficially own any shares of Concentrix’ common stock and beginning December 1, 2020, we no longer consolidate Concentrix within our financial results or reflect the financial results of Concentrix within our continuing results of operations. We distributed a total of approximately 51.6 million shares of Concentrix common stock to our stockholders. In connection with the Separation, we entered into a separation and distribution agreement, as well as various other agreements with Concentrix that provide a framework for the relationships between the parties going forward, including among others an employee matters agreement, a tax matters agreement, and a commercial agreement, pursuant to which Concentrix has continued to provide services to us following the Separation. The historical results of operations and financial positions of Concentrix are reported as discontinued operations in our Consolidated Financial Statements. For further information on discontinued operations, see Note 5 - Discontinued Operations, to the Consolidated Financial Statements in Item 8.

On March 22, 2021, we entered into an agreement and plan of merger (the “Merger Agreement”) which provided that legacy SYNNEX Corporation would acquire legacy Tech Data Corporation, a Florida corporation (“Tech Data”) through a series of mergers, which would result in Tech Data becoming an indirect subsidiary of TD SYNNEX Corporation (collectively, the "Merger"). On September 1, 2021, pursuant to the terms of the Merger Agreement, we acquired all the outstanding shares of common stock of Tiger Parent (AP) Corporation, the parent corporation of Tech Data, for consideration of $1.61 billion in cash ($1.11 billion in cash after giving effect to a $500 million equity contribution by Tiger Parent Holdings, L.P., Tiger Parent (AP) Corporation’s sole stockholder and an affiliate of Apollo Global Management, Inc., to Tiger Parent (AP) Corporation prior to the effective time of the Merger) and 44 million shares of common stock of SYNNEX valued at approximately $5.61 billion.

We previously had two reportable segments as of November 30, 2020: Technology Solutions and Concentrix. After giving effect to the Separation on December 1, 2020, we operated in a single reportable segment. After completion of the Merger, we reviewed our reportable segments as there was a change in our chief executive officer, who is also our chief operating decision maker. Our chief operating decision maker has a leadership structure aligned with the geographic locations of the Americas, Europe and Asia-Pacific and Japan (“APJ”) and reviews and allocates resources based on these geographic locations. As a result, as of September 1, 2021 we began operating in three reportable segments based on our geographic locations: the Americas, Europe and APJ. Segment results for all prior periods have been restated for comparability to the Company’s current reportable segments. For financial information by segment, refer to Note 13 – Segment Information, to the Consolidated Financial Statements in Item 8.

We distribute PC systems, mobile phones and accessories, printers, peripherals, information technology (“IT”) systems including data center server and storage solutions, system components, software, networking, communications and security equipment, consumer electronics and complementary products. We also provide systems design and integration solutions.

We distribute more than 200,000 technology products (as measured by active SKUs) from more than 1,500 original equipment manufacturers (“OEM”), as well as suppliers of next-generation technologies and delivery models such as converged and hyper-converged infrastructure, the cloud, security, big data/analytics/Internet of things (“IoT”) and services. Our products are marketed globally to an active reseller base of more than 150,000 resellers, system integrators, and retailers. We purchase peripherals, IT systems, system components, software, networking, communications and security equipment, consumer electronics and complementary products from our suppliers and sell them to our reseller and retail customers. We perform a similar function for our distribution of licensed software products. Our reseller customers include value-added resellers (“VARs”), corporate resellers, government resellers, system integrators, direct marketers, retailers and managed service providers (“MSPs”). We provide our vendors with access to large and highly fragmented markets such as small- and medium-sized businesses (“SMB”) and serve as a variable, cost effective route to market for our vendors by providing them with access to resellers and end-users. We combine our core strengths in distribution with demand generation, supply chain management and design and integration solutions to help our customers achieve greater efficiencies in time to market, cost minimization, real-time linkages in the supply chain and aftermarket product support. We also provide comprehensive IT solutions in key vertical markets such as government and healthcare and we provide specialized service offerings that increase efficiencies in the areas of global computing components, logistics services and supply chain management. Additionally, we provide our customers with systems design and integration solutions for data center servers and networking solutions built specific to our customers’ workloads and data center environments.

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

We are highly dependent on the end-market demand for IT products, and on our partners’ strategic initiatives and business models. This end-market demand is influenced by many factors including the introduction of new IT products and software by OEMs, replacement cycles for existing IT products, trends toward cloud computing, overall economic growth and general business activity. A difficult and challenging economic environment may also lead to consolidation or decline in the IT industries and increased price-based competition.

We have been in business since 1980 and have headquarters in both Clearwater, Florida and Fremont, California. We were originally incorporated in the State of California as COMPAC Microelectronics, Inc. in November 1980, and we changed our name to SYNNEX Information Technologies, Inc. in February 1994. We later reincorporated in the State of Delaware under the name of SYNNEX Corporation in October 2003. As a result of the Merger, on October 22, 2021, we filed with the Secretary of State of the State of Delaware a Certificate of Amendment to the Company’s Restated Certificate of Incorporation to change our corporate name from SYNNEX Corporation to TD SYNNEX Corporation, effective November 3, 2021. As of November 30, 2021, we had approximately 22,000 full-time co-workers worldwide.

Our Products and Suppliers

We distribute a comprehensive catalog of IT products from more than 1,500 OEM suppliers, enabling us to offer comprehensive solutions to our reseller and retail customers. We group the majority of our offerings into two primary solutions portfolios, Endpoint Solutions and Advanced Solutions which are comprised of the following:

Endpoint Solutions Portfolio:

•	Our Endpoint Solutions portfolio primarily includes PC systems, mobile phones and accessories, printers, peripherals, supplies, endpoint technology software and consumer electronics.

Advanced Solutions Portfolio:

•

Our Advanced Solutions portfolio primarily includes data center technologies such as storage, networking, servers, advanced technology software and converged and hyper-converged infrastructure. Our Advanced Solutions portfolio also includes our specialized solution businesses.

Our next-generation technology solutions, along with our services offerings, span our Endpoint and Advanced Solutions portfolios.

Our suppliers include leading peripherals, IT systems, system components, software, security, networking equipment, UCC and consumer electronics manufacturers. Our primary OEM suppliers are Alphabet Inc. (Google), Apple, Inc., ASUSTeK Computer Inc., Cisco Systems, Inc., HP Inc., Hewlett-Packard Enterprise Company, Intel Corporation, Lenovo Group Ltd, Microsoft Corporation, and Samsung Electronics Co., Ltd. Our largest OEM supplier is HP Inc. Revenue from the sale of products and services provided by HP Inc. represented approximately 12%, 15% and 14% of our total revenue for fiscal years 2021, 2020 and 2019, respectively.

We have distribution agreements with most of our suppliers, including HP Inc. These agreements usually provide for nonexclusive distribution rights and pertain to specific geographic territories. The agreements are also generally short-term, subject to periodic renewal, and often contain provisions permitting termination by either our supplier or us without cause upon relatively short notice. Conversely, our vendor agreements generally do not restrict us from selling similar products manufactured by competitors, nor do they require us to sell a specified quantity of product. As a result, we have the flexibility to terminate or curtail sales of one product line in favor of another due to technological change, pricing considerations, product availability, and customer demand or vendor distribution policies. An OEM supplier that elects to terminate a distribution agreement will generally repurchase its products carried in our inventory.

Our business subjects us to the risk that the value of our inventory will be affected adversely by suppliers’ price reductions or by technological changes affecting the usefulness or desirability of the products comprising our inventory. Many of our OEM suppliers offer us limited protection from the loss in value of our inventory due to technological change or a supplier’s price reduction. Under many of these agreements, we have a limited period of time to return or exchange products or claim price protection credits. Historically, price protection and stock rotation privileges, as well as our inventory management procedures, have helped reduce the risk of loss of inventory value. We monitor our inventory levels and attempt to time our purchases to maximize our protection under supplier programs.

Our Customers

We distribute IT products to more than 150,000 resellers, system integrators and retailers. Resellers are classified primarily by their end-user customers. End-users include large corporations or enterprises, federal, state and local governments, small/medium sized businesses, or SMBs, and individual consumers. In addition, resellers vary greatly in size and geographic reach. Our reseller customers buy from us and other distributors. Our larger reseller customers also buy certain products directly from OEM suppliers. System integrators offer services in addition to product resale, primarily in systems customization, integration, and deployment.

Retailers serve mostly individual end-users and to a small degree, small office/home office customers. We also provide systems design and integration solutions for data center servers built for our customers’ data center environments.

One customer accounted for 17%, 23% and 24% of our total revenue in fiscal years 2021, 2020 and 2019, respectively. We do not believe that the loss of any single customer would have a material adverse effect on us.

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

Cloud Services. We provide cloud-based solutions and services to our reseller customers to enable sales of and migration to technologies in a hosted environment to small and medium businesses. Our proprietary cloud platform offers a complete package of cloud-based solutions on a user-friendly platform and allows our reseller customers and OEM vendors to own the complete customer lifecycle through direct billing, provisioning, management, and support. Our solutions cover all end-user customer needs, including, pure public cloud solutions in productivity and collaboration, IaaS, or Infrastructure as a Service, PaaS, or Platform as a Service, SaaS, or Software as a Service, Security, Mobility, IoT and other hybrid solutions. Our dedicated cloud team comprising developers, sales engineers and solutions specialists, supports our reseller customers in the sales of these solutions.

Online Services. We maintain electronic data interchange (“EDI”), extensible markup language (“XML”), web-based communication links and mobile applications with many of our reseller and retail customers. These links improve the speed and efficiency of our transactions with our customers by enabling them to search for products, check inventory availability and prices, configure systems, place and track orders, receive invoices, review account status and process returns. We also have web-based application software that allows our customers or their end-user customers to order software and take delivery online.

Financial Services. We offer our reseller customers various financing options, including net terms, third party leasing, floor plan financing and letters-of-credit backed financing and arrangements where we collect payments directly from the end-user. We also lease products to our reseller customers and their end-users and provide device-as-a-service to end-users. The availability and terms of our financing services are subject to our credit policies or those of third-party financing providers to our customers.

Marketing Services. We offer our OEM suppliers a full range of marketing activities targeting resellers, system integrators and retailers including direct mail, external media advertising, reseller product training, targeted telemarketing campaigns, national and regional trade shows, trade groups, database analysis, print on demand services and web-based marketing.

Sales and Marketing

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

Our Operations

We operate 181 distribution and administrative facilities globally. Our distribution processes are highly automated to reduce errors, ensure timely order fulfillment and enhance the efficiency of our warehouse operations and back office administration. Our distribution facilities are geographically dispersed to be near reseller customers and their end-users. This decentralized, regional strategy enables us to benefit from lower shipping costs and shorter delivery lead times to our customers. Furthermore, we track several performance measurements to continuously improve the efficiency and accuracy of our distribution operations. Our regional locations also enable us to make local deliveries and provide will-call fulfillment to more customers than if our distribution operations were more centralized, resulting in better service to our customers. Our workforce is comprised of permanent and temporary employees, enabling us to respond to short-term changes in order activity.

Our proprietary IT systems and processes enable us to automate many of our distribution operations. We use radio frequency and bar code scanning technologies in our warehouse operations to maintain real-time inventory records, facilitate frequent cycle counts and improve the accuracy of order fulfillment.

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

We operate our principal systems design and integration solutions facilities in the United States with additional locations in the United Kingdom and China. We generally design and integrate IT systems, data center servers and networking solutions and IT appliances, by incorporating system components purchased directly from vendors or obtained from our distribution inventory. Additionally, we perform other production value-added services, including thermal testing, power-draw efficiency testing, burn-in, quality and logistics support. Some of our design and integration solutions facilities are ISO 9001:2015 and ISO 14001:2015 certified.

International Operations

Approximately 37% of our consolidated revenue for fiscal year 2021 was generated by our international operations. As a result of the Merger, we have expanded both our domestic and international operations. Our end market strategy is to continue expanding internationally on a selective basis in order to provide our distribution capabilities to OEMs in locations that meet their regional requirements.

Sales and cost concentrations in foreign jurisdictions subject us to various risks, including the impact of changes in the value of these foreign currencies relative to the United States Dollar, which in turn can impact reported sales.

See Note 13 – Segment Information to the Consolidated Financial Statements included in Item 8 of this Report for additional financial information related to international and domestic operations.

Seasonality

Our operating results are affected by the seasonality of the IT products industry. We have historically experienced higher sales in our fourth fiscal quarter due to patterns in capital budgeting, federal government spending and purchasing cycles of our customers and end-users. These historical patterns may not be repeated in subsequent periods and may be impacted by the Merger.

Purchasing

Product cost represents our single largest expense and IT product inventory is one of our largest working capital investments. Furthermore, product procurement from our OEM suppliers is a highly complex process that involves incentive programs, rebate programs, price protection, volume and early payment discounts and other arrangements. Consequently, efficient and effective purchasing operations are critical to our success.

Our purchasing group works closely with many areas of our organization, especially our product managers who work closely with our OEM suppliers and our sales force, to understand the volume and mix of IT products that should be purchased. In addition, in certain locations the purchasing group utilizes an internally developed, proprietary information systems application that further aids in forecasting future product demand based on several factors, including historical sales levels, expected product life cycle and current and projected economic conditions. We may also rely on our receipt of good-faith, non-binding, customer forecasts. We maintain EDI connections with our OEM suppliers to send purchase orders, receive purchase order status and receive notification once the product has shipped from our supplier. Our information system also tracks warehouse and channel inventory levels and open purchase orders on a real-time basis enabling us to stock inventory at a regional level closer to the customer as well as to actively manage our working capital resources. This level of automation promotes greater efficiencies of inventory management by replenishing and turning inventory, as well as placing purchase orders on a more frequent basis. Furthermore, our system tool also allows for automated checks and controls to prevent the generation of inaccurate orders.

Managing our OEM supplier incentive programs is another critical function of our purchasing and product management teams. We also attempt to maximize the benefits of incentives, rebates and volume and early payment discounts that our OEM suppliers offer us. We carefully evaluate these supplier incentive benefits relative to our product handling and carrying costs so that we do not over-invest in our inventory. We also closely monitor inventory levels on a product-by-product basis and plan purchases to take advantage of OEM supplier provided price protection. By managing inventory levels and monitoring customer purchase patterns at each of our regional distribution facilities, we believe we can minimize our shipping costs by stocking products near our resellers and retailers, and their end-user customers.

Financial Services

We offer various financing options to our customers as well as prepayment, credit card and cash on delivery terms. In providing credit terms to our reseller and retail customers, we closely and regularly monitor their creditworthiness through our information systems, their credit ratings information and periodic detailed credit file reviews by our financial services staff. We have also purchased credit insurance in most geographies to further control customer credit risks. Finally, we establish reserves for estimated credit losses in the normal course of business based on the overall quality and aging of our accounts receivable portfolio, the existence of credit insurance and specifically identified customer risks.

We also sell to certain reseller customers pursuant to third party floor plan financing. The expenses charged by these financing companies are subsidized either by our OEM suppliers or paid by us. We generally receive payment from these financing companies within 15 to 30 days from the date of sale, depending on the specific arrangement.

Information Technology

Our IT systems manage the entire order cycle, including processing customer orders, customer billing and payment tracking. These IT systems make our operations more efficient and provide visibility into our operations. We believe our IT infrastructure is scalable to support further growth. We continue to enhance and invest in our IT systems to improve product and inventory management, streamline order and fulfillment processes, and increase operational flexibility, including as part of the integration process related to the Merger.

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

Competition

We operate in a highly competitive global environment. The IT product industry is characterized by intense competition, based primarily on product availability, credit terms and availability, price, speed and accuracy of delivery, effectiveness of sales and marketing programs, ability to tailor specific solutions to customer needs, quality and depth of product lines and training, pre- and post-sale technical support, flexibility and timely response to design changes, technological capabilities and product quality, service and support. We compete with a variety of regional, national and international IT product distributors and manufacturers.

We compete against several distributors in the Americas market, including Arrow Electronics, Inc. (“Arrow”), Ingram Micro, Inc. and ScanSource, Inc. and, to a lesser extent, regional distributors. The competitive environment in Europe is more fragmented with market share spread among several regional and local competitors such as ALSO Holding and Esprinet, as well as international distributors such as Ingram Micro, Inc., Westcon-Comstor and Arrow. We also face competition from our OEM suppliers that sell directly to resellers, retailers and end-users. The distribution industry has historically undergone, and continues to undergo, consolidation. Over the years, a number of providers within the IT distribution industry exited or merged with other providers. For example, during fiscal year 2017, we acquired the Westcon-Comstor Americas distribution business and Tech Data acquired the Technology Solutions operating group of Avnet Inc. (“Avnet”), and in fiscal year 2021 we acquired Tech Data. We have participated in this consolidation and expect to continue to assess opportunities.

As we enter new business areas, we may encounter increased competition from our current competitors and/or new competitors. Some of our competitors may have greater financial, operating, manufacturing and marketing resources than us. Some of our competitors may have broader geographic breadth and range of services than us. Some may have more developed relationships with their existing customers.

We constantly seek to expand our business into areas primarily related to our core distribution as well as other support, logistics and related value-added services, both organically and through strategic acquisitions.

Human Capital Resources

As of November 30, 2021, we had approximately 22,000 full-time co-workers. Given the variability in our business and the quick response time required by customers, it is critical that we are able to rapidly ramp-up and ramp-down our operational capabilities to maximize efficiency. As a result, we use temporary or contract workers, who totaled approximately 5,000 as of November 30, 2021, on a full-time equivalent basis. Certain of our employees in various countries outside of the United States are subject to laws providing representation rights to employees through workers' councils.

We are committed to fostering a diverse and inclusive workplace that attracts and retains exceptional talent. Through ongoing employee development, comprehensive compensation and benefits, and a focus on health, safety and employee wellbeing, we strive to help our employees in all aspects of their lives so they can do their best work.

Diversity, Equity and Inclusion

We are committed to being unconditionally inclusive to capture the ideas and perspectives that fuel innovation and enable our workforce, customers, and communities to succeed in the digital age. We strive to create an inclusive workplace where people can bring their authentic selves to work. Our commitment to diversity and inclusion starts at the top with a highly skilled and diverse board of directors. Women represent 27% of our board of directors and 42% of our co-worker base, and 55% of our board of directors is ethnically diverse and/or gender diverse. We strive to remain a diverse company. Both Robert Huang, founder of our company, and Steve Raymund, founder of Tech Data, wanted to ensure we had the best co-workers regardless of their age, ethnicity, or gender. Their legacy and our primary focus is to work hard, do well, and treat others with respect.

Pay Equity or Total Rewards

We believe people should be paid for what they do and how they do it, regardless of their gender, race, or other personal characteristics. To deliver on that commitment, we benchmark and set pay ranges based on market data and consider factors such as an employee’s role and experience, the location of their job, and their performance. We also review our compensation practices, both in terms of our overall workforce and individual employees, to ensure our pay is fair and equitable. Our practice of reviewing the compensation of employees to ensure consistent pay practices by conducting a pay equity analysis annually comparing employees in the same role within a country or location will extend to include employees added from the Merger, during the integration phase.

We require a talented workforce and are committed to providing total rewards that are market-competitive and performance-based, driving innovation and operational excellence. Our compensation programs, practices, and policies reflect our commitment to reward short- and long-term performance that aligns with, and drives, stockholder value. Total direct compensation is generally positioned within a competitive range of the market median, with differentiation based on tenure, skills, proficiency, and performance to attract and retain key talent.

Employee Engagement

We regularly collect feedback to better understand and improve the co-worker experience and identify opportunities to continually strengthen our culture. We want to know what is working well, what we can do better and how well our co-workers understand and are practicing our cultural values.

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

Health, Safety and Wellness

The physical health, financial wellbeing, life balance and mental health of our employees is vital to our success. Our environmental, health, and safety leadership team uses our global injury and illness reporting system to assess trends regionally and worldwide as a part of quarterly reviews. Our warehouse and integration facilities continue to represent our most significant health and safety risks. Managing and reducing risks at these facilities remains a focus, and injury rates continue to be low. We also sponsor a wellness program designed to enhance physical, financial, and mental wellbeing for all our employees. Throughout the year, we encourage healthy behaviors through regular communications, educational sessions, voluntary progress tracking, wellness challenges, and other incentives. Since the onset of the COVID-19 pandemic, we have taken an integrated approach to helping our co-workers manage their work and personal responsibilities, with a strong focus on employee wellbeing, health and safety. We have successfully transitioned most of our workforce to a remote working environment and implemented a number of safety and social distancing measures within our premises to protect the health and safety of co-workers who are required to be on-premise to support our business.

Environmental

We remain focused on protecting our planet and reducing our global carbon footprint. In support of this, TD SYNNEX has committed to the Science Based Targets Initiative (SBTi) Business Ambition Pledge. We are committed to embedding a culture of sustainability across our organization and increasing our sustainability initiatives and supporting our customers and vendors. We engage in and continue to explore a range of sustainability projects such as renewable energy, use of light emitting diode (LED) technologies, waste minimization projects and ISO 14001 at several of our facilities. We also offer trade-in, recycling and refurbishment services on a range of IT equipment to end-users through agreements with our resellers and retail partners.

Available Information

Our website is http://www.tdsynnex.com. We make available free of charge, on or through our website, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, if any, or other filings filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing or furnishing these reports with the Securities and Exchange Commission, or SEC. Information contained on our website is not a part of this Report. We have adopted a code of ethics applicable to our employees including our principal executive, financial and accounting officers, and it is available free of charge, on our website’s investor relations page.

The SEC maintains an Internet site at http://www.sec.gov that contains our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, if any, or other filings filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and our proxy and information statements.

Item 1A. Risk Factors

The following discussion is divided into several sections. The first section, which begins immediately following this paragraph, discusses some of the risks that may affect our business, results of operations and financial condition. The second section, captioned “Risks Related to Our Indebtedness” discusses our debt-related risks. The third section, captioned “Risks Related to Our Relationships with Apollo Global Management Inc. and MiTAC Holdings Corporation,” discusses risks relating to Apollo Global Management’s influence over us and our relationship with MiTAC Holdings Corporation. The fourth section, captioned “Risks Related to our Industry,” discusses risks impacting businesses operating in our industry. The fifth section, captioned “Risks Related to the Acquisition of Tech Data” relates to risks associated with the Merger. The sixth section, captioned “Risks Related to the Macro-Economic and Regulatory Environment,” relates to risks which broadly affect companies operating in regions in which we operate. You should carefully review all of these sections, as well as our consolidated financial statements and notes thereto and the other information appearing in this report, for important information regarding risks that affect us. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Report because these factors could cause the actual results and conditions to differ materially from those projected in the forward-looking statements. Before you invest in our Company, you should know that making such an investment involves some risks, including the risks described below. The risks that have been highlighted here are not the only ones that we face. If any of the risks actually occur, our business, financial condition and results of operations could be negatively affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

Our operating results are affected by the seasonality of the IT products and services industry. We have historically experienced higher sales in our fourth fiscal quarter due to patterns in the capital budgeting, federal government spending and purchasing cycles of end-users. These historical patterns may not be repeated in subsequent periods and may be impacted by the Merger. You should not rely on period-to-period comparisons of our operating results as an indication of future performance. In future years, our operating results may be below our expectations or those of our public market analysts or investors, which would likely cause our share price to decline.

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

We depend on a limited number of OEMs to supply the IT products and services that we sell and the loss of, or a material change in, our business relationship with a major OEM supplier could adversely affect our business, financial position and operating results.

Our future success is highly dependent on our relationships with a small number of OEM suppliers. For example, sales of HP Inc. products and services comprised approximately 12%, 15% and 14% of our total revenue for fiscal years 2021, 2020 and 2019, respectively. Our OEM supplier agreements typically are short-term and may be terminated without cause upon short notice. OEM supplier agreements are often established at a regional or country level and these relationships may change in some countries or regions and not others. The loss or deterioration of our relationship with HP Inc. or any other major OEM supplier, the authorization by OEM suppliers of additional distributors, the sale of products by OEM suppliers directly to our reseller and retail customers and end-users, or our failure to establish relationships with new OEM suppliers or to expand the distribution and supply chain services that we provide OEM suppliers could adversely affect our business, financial position and operating results. In addition, OEM suppliers may face liquidity or solvency issues that in turn could negatively affect our business and operating results.

Our business is also highly dependent on the terms provided by our OEM suppliers. Generally, each OEM supplier has the ability to change the terms and conditions of its distribution agreements, such as reducing the amount of price protection and return rights or reducing the level of purchase discounts, incentive rebates, scope of the geographic area in which we can sell and marketing programs available to us.

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

As a result of significant price competition in the IT products and services industry, our gross margins are low, and we expect them to continue to be low in the future. Increased competition arising from industry consolidation and low demand for certain IT products and services may hinder our ability to maintain or improve our gross margins. These low gross margins magnify the impact of variations in revenue and operating costs on our operating results. A portion of our operating expense is relatively fixed, and planned expenditures are based in part on anticipated orders that are forecasted with limited visibility of future demand. As a result, we may not be able to reduce our operating expense to sufficiently mitigate any further reductions in gross profit or margin in the future. If we cannot proportionately decrease our cost structure in response to competitive price pressures, our business and operating results could suffer.

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

Our ability to obtain particular products in the required quantities and to fulfill reseller and retail customer orders on a timely basis is critical to our success. In most cases, we have no guaranteed price or delivery agreements with our OEM suppliers. We have experienced a supply shortage of certain products as a result of strong demand or problems experienced by our OEM suppliers, including during fiscal year 2020 and 2021 due to global supply chain constraints resulting from the impacts of the COVID-19 pandemic. If shortages or delays persist, the price of those products may increase, or the products may not be available at all. Such delays could also impact our ability to procure critical components required to complete customer orders. In addition, our OEM suppliers may decide to distribute, or to substantially increase their existing distribution business, through other distributors, their own dealer networks, or directly to resellers, retailers or end-users. Accordingly, if we are not able to secure and maintain an adequate supply of products to fulfill our customer orders on a timely basis, our business, financial position and operating results could be adversely affected.

We experience customer concentration and intense competition which could adversely impact our revenue.

Our business experiences customer concentration from time to time. One customer accounted for 17%, 23% and 24% of our total revenue in fiscal years 2021, 2020 and 2019. While we do not believe that the loss of any single customer would have a material adverse effect on us, such loss could result in an adverse impact on certain of our businesses. For example, our systems design and integration solutions product line has significant customer concentration, requires investments in working capital and infrastructure, and has customer contracts that often offer limited or no volume guarantees or protection for end-of-life investments. The loss of a customer or reduction in order volumes could adversely impact our revenue, provision for inventory losses, the absorption of fixed overhead costs and our future expansion plans. The systems design and integration solutions business operates in a competitive environment. Volumes can fluctuate based on customer demand, delivery quality and the competitive landscape. Our ability to deliver customized solutions on a timely basis is critical to our success. Any delay could impact our competitive position and result in loss of customer orders, which could impact our financial position and operating results.

We have pursued and intend to continue to pursue strategic acquisitions or investments in new markets and may encounter risks associated with these activities, which could harm our business and operating results.

We have in the past pursued, and in the future expect to pursue, acquisitions of, or investments in, businesses and assets in new markets, either within or outside the IT products and services industry, that complement or expand our existing business. For example, in September 2021, we completed the acquisition of Tech Data. Our acquisition strategy involves a number of risks, including:

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

We recorded substantial goodwill and both definite and indefinite-lived intangible assets as a result of our previous acquisitions, including the Merger. We review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We assess whether there has been an impairment in the value of goodwill and indefinite-lived intangible assets at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or intangible assets may not be recoverable include declines in stock price, market capitalization or cash flows and slower growth rates in our industry. We could be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or intangible assets is determined, negatively impacting our results of operations.

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

In the event we are required, or elect, to raise additional funds, we may be unable to do so on favorable terms, or at all, and may incur expenses in raising the additional funds. Our current and future indebtedness could adversely affect our operating results and severely limit our ability to plan for, or react to, changes in our business or industry. We could also be limited by financial and other restrictive covenants in our securitization or credit arrangements, including limitations on our borrowing of additional funds and issuing dividends. Furthermore, the cost of securitization or debt financing could significantly increase in the future, making it cost prohibitive to securitize our accounts receivable or borrow, which could force us to issue new equity securities. If we issue new equity securities, existing stockholders may experience dilution, or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds on acceptable terms, we may not be able to take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. Any inability to raise additional capital when required could have an adverse effect on our business and operating results.

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

Failures or significant downtime of our IT or telecommunications systems has, in the past, and could, in the future, prevent us from taking customer orders, printing product pick-lists, shipping products, billing customers and handling call volume. Sales also may be affected if our reseller and retail customers are unable to access our pricing and product availability information. We also rely on the Internet, and in particular EDI and XML, for a large portion of our orders and information exchanges with our OEM suppliers and reseller and retail customers. The Internet and individual websites have experienced a number of disruptions, slowdowns and security breakdowns, some of which were caused by organized attacks. If we were to experience a future security breakdown, disruption or breach that compromised sensitive information, it could harm our relationship with our OEM suppliers and reseller and retail customers. Disruption of our website or the Internet in general could impair our order processing or more generally prevent our OEM suppliers and reseller and retail customers from accessing information. A significant increase in our IT costs or a temporary or permanent loss of our IT systems could harm our relationships with our customers. The occurrence of any of these events could have an adverse effect on our operations and financial results.

Because of the experience of our key personnel in the IT industry and their technological and industry expertise, if we were to lose any of our key personnel, it could inhibit our ability to operate and grow our business successfully.

We are dependent in large part on our ability to retain the services of our key senior executives and other technological and industry experts and personnel. Except for certain of our key executives, we generally do not have employment agreements with our employees. We also do not carry “key person” insurance coverage for any of our key executives. We compete for qualified senior management and technical personnel. The loss of, or inability to hire, key executives or qualified employees could inhibit our ability to operate and grow our business successfully.

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

We are from time to time involved in other litigation in the ordinary course of business which have and may include claims with respect to antitrust, mergers and acquisitions and other matters. For example, four lawsuits were brought against the Company and its Board in connection with the Merger, each of which was later voluntarily dismissed. In the ordinary course of business, we also receive inquiries from and have discussions with government entities regarding the compliance of our contracting and sales practices with laws and regulations. We may not be successful in defending these or other claims. Regardless of the outcome, litigation could result in substantial expense and could divert the efforts of our management. Allegations made in the course of regulatory or legal proceedings may also harm our reputation, regardless of whether there is merit to such claims. Furthermore, because litigation and the outcome of regulatory proceedings are inherently unpredictable, our business, financial condition or operating results could be materially affected by an unfavorable resolution of one or more of these proceedings, claims, demands or investigations. We do not expect that the ultimate resolution of these matters will have a material adverse effect on our consolidated financial position. However, the resolution of certain of these matters could be material to our operating results for any particular period. For further information regarding our current litigation matters, refer to Note 18 – Commitments and Contingencies, to the Consolidated Financial Statements in Item 8.

We have significant operations globally and any disruption in the operations of our facilities could harm our business and operating results.

Our worldwide operations could be subject to natural disasters, adverse weather conditions, global pandemics and other business disruptions, which could seriously harm our revenue and financial condition and increase our costs and expenses. We have significant operations in our facilities located in the Americas, Europe and APJ. Certain of our facilities, including one of our corporate headquarters locations in Clearwater, Florida, are located in geographic areas that heighten our exposure to hurricanes, tropical storms and other severe weather events. Any prolonged disruption in the operations of our facilities, whether due to technical difficulties, power failures, break-ins, destruction, damage to, or prolonged closure of, the facilities as a result of a natural disaster, fire, pandemic or any other reason, could harm our operating results. If there are related disruptions in local or international supply chains, we may experience supply shortages or delays in receiving products from our OEM suppliers or experience other delays in shipping to our customers. If we are unable to fulfill customer requirements in a timely manner, this could harm our operating results. We currently have a disaster recovery plan and carry property damage and business interruption insurance; however, they may not be sufficient to compensate for losses that may occur.

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

Risks Related to our Indebtedness

The terms of our debt arrangements impose restrictions on our ability to operate which in turn could negatively affect our ability to respond to business and market conditions and therefore could have an adverse effect on our business and operating results.

As of November 30, 2021, we had $4.1 billion in outstanding short and long-term borrowings under term loans, our Senior Notes (as defined below), lines of credit, accounts receivable securitization programs and capital leases, excluding trade payables. The terms of one or more of the agreements under which this indebtedness was incurred may limit or restrict, among other things, our ability to:

•	incur additional indebtedness;
•	enter into certain transactions with affiliates; and
•	merge, consolidate or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets.

We are also required to maintain specified financial ratios and satisfy certain financial condition tests under certain of our debt facilities. Our inability to meet these ratios and tests could result in the acceleration of the repayment of the related debt, termination of the applicable facility, an increase in our effective cost of funds or the cross-default of other debt facilities and securitization arrangements. As a result, our ability to operate may be restricted and our ability to respond to business and market conditions may be limited, which could have an adverse effect on our business and operating results.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot be certain that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Some of our indebtedness restricts our ability to dispose of certain assets. As such, we may not be able to consummate those dispositions or use any resulting proceeds and, in addition, such proceeds may not be adequate to meet any debt service obligations then due.

If we cannot make scheduled payments on our debt, we will be in default and, as a result:

•	our lenders could declare all outstanding principal and interest to be due and payable;
•	the lenders under our credit agreements could terminate their commitments to loan us money and, in the case of any secured credit arrangements, foreclose against the assets securing their borrowings;
•	we could be forced to raise additional capital through the issuance of additional, potentially dilutive securities; and
•	we could be forced into bankruptcy or liquidation, which is likely to result in delays in the payment of our indebtedness and in the exercise of enforcement remedies related to our indebtedness.

Despite our current level of indebtedness, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks to our financial condition.

We and our subsidiaries may be able to incur significant additional indebtedness in the future. For example, as of November 30, 2021, we had access to $3.5 billion in unused commitments under the TD SYNNEX revolving credit facility (as defined below). If new debt is added to our current debt levels, the related risks that we now face could intensify. Although the TD SYNNEX credit facilities (as defined below) contain restrictions on the incurrence of additional indebtedness by our subsidiaries, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial.

Changes in our credit rating may increase our interest expense or other costs of capital.

Certain of our financing instruments involve variable rate debt, thus exposing us to the risk of fluctuations in interest rates. In addition, the interest rate payable on our Senior Notes (as defined below), our revolving and term loan credit agreement and certain other debt instruments is subject to adjustment from time to time if our credit rating is downgraded.

The expected replacement of the LIBOR benchmark interest rate and other interbank offered rates with new benchmark rate indices may have an impact on our financing costs.

As of November 30, 2021, we had approximately $1.5 billion of debt outstanding under facilities with interest rates based on LIBOR. Some of our credit facilities include fallback language that seeks to facilitate an agreement with our lenders on a replacement rate for LIBOR in the event of its discontinuance or that automatically replaces LIBOR with benchmark rates based on the Secured Overnight Financing Rate or other benchmark replacement rates upon certain triggering events. We cannot predict what the impact of any such replacement rate would be to our interest expense, however, the discontinuation, reform, or replacement of LIBOR or any other benchmark rates may result in fluctuating interest rates that may have a negative impact on our interest expense and our profitability. Potential changes to the underlying floating-rate indices and reference rates may have an adverse impact on our liabilities indexed to LIBOR and could have a negative impact on our profitability and cash flows. Furthermore, we cannot predict or quantify the time, effort and cost required to transition to the use of new benchmark rates, including with respect to negotiating and implementing any necessary changes to existing contractual agreements, and implementing changes to our systems and processes. We continue to evaluate the operational and other effects of such changes, including possible impacts on our accounting for interest rate hedging agreements.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.

Interest rates may increase in the future. As a result, interest rates on the obligations under certain of our credit facilities, our and our subsidiaries’ respective accounts receivable securitization programs and debt facilities, or other variable rate debt incurrences or offerings could be higher or lower than current levels. As of November 30, 2021, we had approximately $1.5 billion of outstanding term loan debt subject to variable interest rates and our subsidiaries had approximately $178.5 million in the aggregate outstanding under debt facilities subject to variable interest rates. If interest rates increase, debt service obligations and our interest expense will increase even though the amount borrowed remains the same. Our net income and cash flows, including cash available for servicing indebtedness, will correspondingly decrease.

Certain of our borrowings and securitization arrangements are variable-rate obligations and expose us to interest rate risks. If interest rates increase, debt service obligations and our interest expense will increase even though the amount borrowed remains the same. Our net income and cash flows, including cash available for servicing indebtedness, will correspondingly decrease.

An increase in interest rates may increase our future borrowing costs and restrict our access to capital. Additionally, current market conditions, the recovering global economy, and overall credit conditions could limit our availability of capital, which could cause increases in interest margin spreads over underlying indices, effectively increasing the cost of our borrowing. While some of our debt arrangements have contractually negotiated spreads, any changes to these spreads in connection with renegotiations of our credit facilities could adversely affect our results of operations.

We have entered into interest rate swaps with financial institutions to effectively convert a portion of our floating rate debt to a fixed interest rate to manage our exposure to fluctuations in interest rates. While we have entered into interest rate hedging agreements with respect to our borrowings under certain of our credit facilities, such agreements are not expected to fully mitigate against interest rate risk. In the event of the nonperformance by the counterparties, we are exposed to credit losses.

Risks Related to Our Relationships with Apollo Global Management, Inc. and MiTAC Holdings Corporation

The concentration of ownership of our common stock among our executive officers, directors and principal stockholders could allow them to influence all matters requiring stockholder approval and could delay or prevent a change in control of TD SYNNEX.

As of November 30, 2021, our executive officers, directors and principal stockholders owned approximately 56% of our outstanding common stock. In particular, Apollo Global Management, Inc. (“Apollo”) and its affiliates owned approximately 45.0% of our common stock.

Apollo is the private equity company that owned Tech Data prior to the Merger. As part of the Merger, 44 million shares of TD SYNNEX common stock were issued to Apollo. Additionally, the Company entered into an Investor Rights Agreement at the closing of the Merger, which provides that the board of directors be comprised of eleven directors, and that affiliates of Apollo have the right to nominate (i) up to four directors, if Apollo and its affiliates own 30% or more of the outstanding shares of TD SYNNEX common stock; (ii) up to three directors if Apollo and its affiliates own between 20% and 30% of the outstanding shares of TD SYNNEX common stock; (iii) up to two directors, if Apollo and its affiliates own between 10% and 20% of the outstanding shares of TD SYNNEX common stock; or (iv) up to one director, if Apollo and its affiliates own between 5% and 10% of the outstanding shares of TD SYNNEX common stock. As a result, Apollo is in a position to influence (subject to organizational documents and Delaware law) the composition of the Company’s board of directors and the outcome of corporate actions requiring stockholder approval, such as mergers, business combinations and dispositions of assets, among other corporate transactions. This concentration of investment and voting power could discourage others from initiating a potential merger, takeover or other change of control transaction that may otherwise be beneficial to TD SYNNEX and its stockholders, which could adversely affect the market price of TD SYNNEX common stock.

There could be potential conflicts of interest between us and MiTAC Holdings Corporation and its affiliates, which could affect our business and operating results.

As of November 30, 2021, MiTAC Holdings Corporation (“MiTAC Holdings”) and its affiliates owned approximately 9.5% of our common stock. MiTAC Holdings’ and its affiliates’ continuing beneficial ownership of our common stock could create conflicts of interest with respect to a variety of business matters. For example, we currently purchase inventories from MiTAC Holdings. Similar risks could exist as a result of Matthew Miau’s positions as our Chairman Emeritus, a member of our Board of Directors, the Chairman of MiTAC Holdings and as a director or officer of MiTAC Holdings’ affiliates. For fiscal year 2021, Mr. Miau received the same compensation as our independent directors. Mr. Miau’s compensation as one of our directors is based upon the approval of the Nominating and Corporate Governance Committee, which is solely composed of independent members of the Board of Directors. We also have adopted a policy requiring material transactions in which any of our directors has a potential conflict of interest to be approved by our Audit Committee, which is also composed of independent members of the Board of Directors.

Synnex Technology International Corp., or Synnex Technology International, a publicly-traded company based in Taiwan and affiliated with MiTAC Holdings, currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a competitor of ours. As of November 30, 2021, MiTAC Incorporated, a privately-held company based in Taiwan and a separate entity from MiTAC Holdings, directly and indirectly owned approximately 15.7% of Synnex Technology International and approximately 9.0% of MiTAC Holdings. As of November 30, 2021, MiTAC Holdings directly and indirectly owned 1.0% of Synnex Technology International. In addition, MiTAC Holdings directly and indirectly owned approximately 14.1% of MiTAC Incorporated and Synnex Technology International directly and indirectly owned approximately 18.4% of MiTAC Incorporated as of November 30, 2021. Synnex Technology International indirectly through its ownership of Peer Developments Limited owned approximately 4.0% of our outstanding common stock as of November 30, 2021. Neither MiTAC Holdings, nor Synnex Technology International is restricted from competing with us. In the future, we may increasingly compete with Synnex Technology International, particularly if our business in Asia expands or Synnex Technology International expands its business into geographies or customers we serve.

The future sale of a large number of shares by Apollo or MiTAC Holdings, including as the result of the exercise of registration rights, may adversely affect the market price of the Company’s common stock.

We have granted registration rights to Apollo pursuant to an Investors Rights Agreement dated September 1, 2021, and to MiTAC Holdings pursuant to a Letter Agreement dated September 3, 2021, that require us to register their shares for resale in certain circumstances. Sales of a substantial number of shares of the Company’s common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. These sales, or the possibility of these sales, also may make it more difficult for us to sell equity securities in the future.

Risks Related to Our Industry

Volatility in the IT industry could have a material adverse effect on our business and operating results.

We have, in the past, experienced decreases in demand and we anticipate that the industries we operate in will be subject to a high degree of cyclicality in the future. Softening demand for our products and services caused by an ongoing economic downturn and over-capacity may impact our revenue, as well the salability of inventory and collection of reseller and retail customer accounts receivable. In addition, if we are not able to adequately adapt to the emergence of new technology or customer demand, such as cloud-based IT infrastructure and software-as-a-service, our future operating results could be adversely affected.

We are subject to intense competition, both in the United States and internationally, and if we fail to compete successfully, we will be unable to gain or retain market share.

We operate in a highly competitive environment, both in the United States and internationally. This competition is based primarily on product and service availability, credit availability, price, effectiveness of information systems and e-commerce tools, speed of delivery, ability to tailor specific solutions to customer needs, quality and depth of product and service lines, pre-sales and post-sales technical support, flexibility and timely response to design changes, and technological capabilities, service and support. We compete with a variety of regional, national and international IT product and service providers and contract manufacturers and assemblers. In some instances, we also compete with our own customers, our own OEM suppliers and MiTAC Holdings and its affiliates.

Some of our competitors may have a broader range of services than us and may have more developed relationships with their existing customers. We may lose market share in the United States or in international markets, or may be forced in the future to reduce our prices in response to the actions of our competitors and thereby experience a reduction in our gross margins.

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

Some OEM suppliers, including some of the leading OEM suppliers that we service, have been selling products and services directly to reseller and retail customers and end-users, thereby limiting our business opportunities. If large OEM suppliers increasingly sell directly to end-users or our resellers and retailers, or select a competitor rather than use us as the distributor of their products and services, our business and operating results will suffer.

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

SYNNEX and Tech Data operated independently prior to the Merger, and there can be no assurances that the businesses will be integrated successfully. It is possible that the integration process could result in the loss of key employees, the disruption of ongoing business, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. Specifically, issues that must be addressed to realize the anticipated benefits of the Merger so the combined business performs as expected include, among other things:

•	integrating the companies’ IT systems and other technologies, products and services;
•	identifying and eliminating redundant and underperforming operations and assets;
•	harmonizing the companies’ operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;
•	attracting, motivating and retaining executives and other key personnel;
•	addressing possible differences in business backgrounds, corporate cultures and management philosophies;
•	consolidating the companies’ corporate, administrative and information technology infrastructure;
•	managing the movement of certain businesses and positions to different locations;
•	maintaining existing agreements with customers and vendors and avoiding delays in entering into new agreements with prospective customers and vendors; and
•	consolidating offices that are currently in or near the same location.

In addition, at times, the attention of certain members of management and resources may be focused on the integration of the business and diverted from day-to-day business operations, which may disrupt the business of the combined company.

If we fail to properly mitigate these risks or address the issues set forth above, the anticipated cost savings and other benefits of the Merger may not be realized fully or at all, or may take longer to realize than expected, which in turn could adversely affect our business operations and value of our common stock.

We have incurred and will continue to incur significant transaction and integration-related costs in connection with the Merger.

We have incurred a number of non-recurring costs associated with the Merger and combining the operations of Tech Data and SYNNEX and we expect to continue to incur significant transaction costs related to the Merger. We also will incur significant integration-related fees and costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred related to the Merger and the integration of Tech Data and SYNNEX. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.

Risks Related to the Macro-Economic and Regulatory Environment

The widespread outbreak of an illness or any other communicable disease, or any other public health crisis, could adversely affect our business, results of operations and financial condition.

We could be negatively impacted by the widespread outbreak of an illness or any other communicable disease, or any other public health crisis that results in economic and trade disruptions, including the disruption of global supply chains. In December 2019, there was an outbreak of a new strain of coronavirus, COVID-19. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and workforce participation due to “shelter-in-place” restrictions by various governments worldwide and created significant volatility and disruption of financial markets. More recently, the Delta and Omicron variants of the virus have contributed to a surge in COVID-19 cases globally and the full impact of the newly emerged Omicron variant has yet to be determined. The extent of the impact of the COVID-19 pandemic on our future operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and spread of the pandemic and related restrictions on travel and transportation, the effect on our customers and demand for our products and services; our ability to sell and provide our products and services, including as a result of travel restrictions and people working remotely; the ability of our customers to pay for our solutions; any closures of our or our customers’ or partners’ offices and facilities; and the impact of governmental actions or mandates imposed in response to COVID-19, all of which are uncertain and cannot be predicted. An extended period of global supply chain and economic disruption could materially affect our business, our results of operations, our access to sources of liquidity, the carrying value of our goodwill and intangible assets, our financial condition and our stock price.

Changes in foreign currency exchange rates and limitations on the convertibility of foreign currencies could adversely affect our business and operating results.

Approximately 37%, 24% and 23% of our revenues in fiscal years 2021, 2020 and 2019, respectively, were generated outside the United States. Most of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. We presently have currency exposure arising from both sales and purchases denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. For example, if these foreign currencies appreciate against the U.S. dollar, it will be more expensive in terms of U.S. dollars to purchase inventory or pay expenses with foreign currencies. This could have a negative impact on us if revenue related to these purchases is transacted in U.S. dollars. In addition, currency devaluation can result in products that we purchase in U.S. dollars being relatively more expensive to procure than products manufactured locally. Furthermore, our local competitors in certain markets may have different purchasing models that provide them reduced foreign currency exposure compared to us. This may result in market pricing that we cannot meet without significantly lower profit on sales.

We conduct hedging activities, which involve the use of currency forward or option contracts. Hedging foreign currencies can be risky. Certain of these hedge positions are undesignated hedges of balance sheet exposures, such as intercompany loans, and typically have maturities of less than one year. While we maintain policies to protect against fluctuations in currency exchange rates, extreme fluctuations may result in our incurring losses in some countries.

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

The translation of the financial statements of foreign operations into U.S. dollars is also impacted by fluctuations in foreign currency exchange rates, which may positively or negatively impact our results of operations. In addition, the value of our equity investment in foreign countries may fluctuate based upon changes in foreign currency exchange rates. These fluctuations, which are recorded in a cumulative translation adjustment account, may result in losses in the event a foreign subsidiary is sold or closed at a time when the foreign currency is weaker than when we made investments in the country. The realization of any or all of these risks could have a significant adverse effect on our financial results.

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

A substantial portion of our IT systems operations, including a substantial portion of our IT systems support and software development operations, are located in China. In addition, we also conduct general and administrative activities from our facilities in China. Our operations in China are subject to a number of risks relating to China’s economic and political systems, including:

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

The Organization for Economic Cooperation and Development has been working on the Base Erosion and Profit Sharing Project, and has issued and will continue to issue, guidelines and proposals that may change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. Certain countries are evaluating their tax policies and regulations, which could affect international business and may have an adverse effect on our overall tax rate, along with increasing the complexity, burden and cost of tax compliance. For example, on December 22, 2017, the U.S. federal government enacted the U.S. Tax Cuts and Jobs Act (“U.S. Tax Reform”) which significantly revised U.S. corporate income tax law by, among other things, reducing the U.S. federal corporate income tax rate from 35% to 21% and implementing a modified territorial tax system that included a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. Additional changes in the U.S. tax regime or in how U.S. multinational corporations are taxed on foreign earnings, including changes in how existing tax laws are interpreted or enforced, could adversely affect our business, financial condition or results of operations.

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

Our business is heavily dependent upon information technology networks and systems. Internal or external attacks on those networks and systems could disrupt our normal operations centers and impede our ability to provide critical products and services to our customers, subjecting us to liability under our contracts and damaging our reputation. Additionally, such attacks could compromise our intellectual property or result in fraud if our business emails are improperly accessed. For example, in the third quarter of 2021, the Company became aware that certain outside actors gained access to a limited portion of the Company’s networks and systems. After conducting a thorough review of the attack with a leading third-party cybersecurity firm, the Company determined that the attack did not access any material data.

Our business also involves the use, storage and transmission of information about our employees, and customers. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to monetary damages, fines or criminal prosecution.

We have security controls for our systems and other security practices in place to protect the security of, and prevent unauthorized access to, our systems and personal and proprietary information, such as firewalls and anti-virus software, and we also provide information to our employees about the need to deploy security measures and the impact of doing so; however there can be no assurance that such security measures, will prevent improper access to our networks and systems, such as that which occurred earlier in 2021, or access to or disclosure of, personally identifiable or proprietary information.

We could also face legal, reputational and financial risks if we fail to protect customer and internal data from security breaches or cyberattacks.

Furthermore, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions and countries in which we provide services. The General Data Protection Regulation (“GDPR”) in Europe, the California Consumer Privacy Act and other similar laws have resulted, and will continue to result, in increased compliance costs. Our failure to adhere to or successfully implement processes in response to these and other changing regulatory requirements in this area could result in legal liability or impairment to our reputation in the marketplace, which could have a material adverse effect on our business, financial condition and results of operations.

Global health and economic, political and social conditions may harm our ability to do business, increase our costs and negatively affect our stock price.

Worldwide economic conditions remain uncertain due to adverse consequences concerning the United States and China trade negotiations, market volatility as a result of political leadership in certain countries and other disruptions to global and regional economies and markets, including increases in inflation. External factors, such as potential terrorist attacks, acts of war, geopolitical and social turmoil or epidemics and other similar outbreaks in many parts of the world, could prevent or hinder our ability to do business, increase our costs and negatively affect our stock price. More generally, these geopolitical, social and economic conditions could result in increased volatility in the United States and worldwide financial markets and economy. For example, increased instability may enhance volatility in currency exchange rates, cause our customers or potential customers to delay or reduce spending on our products or services, and limit our suppliers’ access to credit. It could also adversely impact our ability to obtain adequate insurance at reasonable rates and may require us to incur increased costs for security measures for our domestic and international operations. We are predominantly uninsured for losses and interruptions caused by terrorism, acts of war and similar events. These uncertainties make it difficult for us and our suppliers and customers to accurately plan future business activities.

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

Increasing attention on environmental, social and governance (ESG) matters may have a negative impact on our business, impose additional costs on us, and expose us to additional risks.

Companies are facing increasing attention from investors, customers, partners, consumers and other stakeholders relating to ESG matters, including environmental stewardship, social responsibility, diversity and inclusion, racial justice and workplace conduct. In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings may lead to negative investor sentiment toward the Company, which could have a negative impact on our stock price and our access to and costs of capital.

We have established corporate social responsibility programs aligned with sound environmental, social and governance principles. These programs reflect our current initiatives and are not guarantees that we will be able to achieve them. Our ability to successfully execute these initiatives and accurately report our progress presents numerous operational, financial, legal, reputational and other risks, many of which are outside our control, and all of which could have a material negative impact on our business. Additionally, the implementation of these initiatives imposes additional costs on us. If our ESG initiatives fail to satisfy investors, customers, partners and our other stakeholders, our reputation, our ability to sell products and services to customers, our ability to attract or retain employees, and our attractiveness as an investment, business partner or acquirer could be negatively impacted. Similarly, our failure or perceived failure to pursue or fulfill our goals, targets and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could also have similar negative impacts and expose us to government enforcement actions and private litigation.

If we are unable to maintain effective internal control over financial reporting, our ability to report our financial results on a timely and accurate basis may be adversely affected, which in turn could cause the market price of our common stock to decline.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We completed an evaluation of the effectiveness of our internal control over financial reporting for fiscal year 2021, and we have an ongoing program to perform the system and process evaluation and testing necessary to continue to comply with these requirements. However, internal control over financial reporting has inherent limitations, including human error, the possibility that controls could be circumvented or become inadequate because of changed conditions, and fraud. Because of the inherent limitations, misstatements due to error or fraud may occur and may not always be prevented or timely detected. We expect to continue to incur significant expenses and to devote management resources to Section 404 compliance, including impacts resulting from the Merger. In the event that our management or independent registered public accounting firm determines that there is a material weakness in our internal control over financial reporting, investor perceptions and our reputation may be adversely affected, and the market price of our stock could decline.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located in Fremont, California and Clearwater, Florida. Our Fremont property is owned by us, while the Clearwater location is currently leased. We operate distribution, integration, contact center and administrative facilities in different countries.

We occupy 181 facilities covering approximately 14.7 million square feet, including warehouse, logistics and administrative facilities. We own approximately 2.7 million square feet of property and lease the remainder. Our facilities are located in the following principal markets: the Americas – 80, Europe – 68 and APJ – 33.

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

The French Autorité de la Concurrence (“Competition Authority”) began in 2013 an investigation into the French market for certain products of Apple, Inc., (“Apple”) for which we are a distributor. In March 2020, the Competition Authority imposed fines on Tech Data, on another distributor, and on Apple, finding that Tech Data entered into an anticompetitive agreement with Apple regarding volume allocations of Apple products. The fine imposed on Tech Data was €76 million (approximately $86 million as of November 30, 2021). We have vigorously contested the arguments of the Competition Authority, and we have appealed its determination to the French courts, seeking to set aside or reduce the fine. Although we believe we have strong arguments on appeal, we have determined that the best estimate of probable loss related to this matter as of November 30, 2021 is €36 million (approximately $41 million as of November 30, 2021). Under French law, the pendency of our appeal does not suspend the obligation to pay the fine. Tech Data has agreed with French authorities to make eight equal installment payments in relation to the fine assessed for a total amount of €22.8 million on a quarterly basis from January 2021 through October 2022. As of November 30, 2021, we have an accrual established for this matter of €24.6 million ($27.7 million as of November 30, 2021) that represents the total estimate of probable loss less installment payments made to date. If the appeal process is not completed prior to the end of December 2022, we may be required to pay further amounts towards the full fine assessed by the Competition Authority before our appeal is finally determined. However, any additional amounts that may need to be paid have not yet been determined. Additionally, we have provided a third-party surety bond to the Competition Authority to guarantee the payment of the amount of the fine and interest, if applicable. A civil lawsuit related to this matter, alleging anticompetitive actions in association with the established distribution networks for Apple, Tech Data and another distributor was filed by eBizcuss. We are currently evaluating this matter and cannot currently estimate the probability or amount of any potential loss.

Item 4. Mine Safety Disclosures

Not applicable.

Information About our Executive Officers

The following table sets forth information regarding our executive officers as of November 30, 2021:

Name	Age	Position
Richard Hume	62	Chief Executive Officer
Dennis Polk	55	Head of Global Businesses & Integration Lead
Michael Urban	57	President, Americas
Marshall Witt	56	Chief Financial Officer
Patrick Zammit	55	President, Europe & APJ
David Vetter	62	Chief Legal Officer
Simon Leung	56	Chief Business Officer

Richard Hume is our Chief Executive Officer. Mr. Hume joined Tech Data in March 2016 as Executive Vice President, Chief Operating Officer. In June 2018, Mr. Hume was appointed as Chief Executive Officer of Tech Data and in September 2021 in conjunction with the Merger he was appointed as Chief Executive Officer of TD SYNNEX. Prior to joining Tech Data, Mr. Hume was employed for more than thirty years at IBM. Most recently, from January 2015 to February 2016, Mr. Hume served as General Manager and Chief Operating Officer of Infrastructure and Outsourcing. Prior to that position, from January 2012 to January 2015, Mr. Hume served as General Manager, Europe where he led IBM’s multi-brand European organization. From 2008 to 2011, Mr. Hume served as General Manager, Global Business Partners, directing the growth and channel development initiatives for IBM’s Business Partner Channel. Mr. Hume holds a Bachelor of Science degree in Accounting from Pennsylvania State University.

Dennis Polk is our Executive Chair of the Board of Directors, Integration Lead, and Head of Global Businesses. Mr. Polk joined TD SYNNEX in 2002 and served as President and Chief Executive Officer of TD SYNNEX from March 2018 to August 2021. Prior to that position, he served as Chief Operating Officer, Chief Financial Officer and Senior Vice President of Corporate Finance of TD SYNNEX. In conjunction with the Merger in September 2021, Mr. Polk was appointed as Executive Chair of the Board of Directors.

Michael Urban is our President of the Americas. Mr. Urban joined TD SYNNEX in February 2019 and served as President, Worldwide Technology Solutions Distribution until the Merger. Prior to joining TD SYNNEX, Mr. Urban was Corporate Vice President of Strategy, Transformation, and Global Vendor Management of Tech Data from September 2012 until January 2019. Prior to Tech Data, Mr. Urban served in progressive leadership roles including Chairman and Chief Executive Officer at Actebis. Mr. Urban received a Bachelor of Science degree in Engineering from Paderborn University in Germany.

Marshall Witt is our Chief Financial Officer and has served in this capacity since April 2013. Prior to joining TD SYNNEX, Mr. Witt was Senior Vice President of Finance and Controller with FedEx Freight. During his fifteen year tenure with FedEx Corporation, Mr. Witt held progressive financial and operational roles. Prior to FedEx Corporation, he held accounting and finance leadership positions including five years with KPMG LLP as an audit manager for banking and transportation clients. Mr. Witt holds a Bachelor of Business Administration in Finance from Pacific Lutheran University and a Masters in Accounting from Seattle University and is a Certified Public Accountant.

Patrick Zammit is our President, Europe and APJ. Mr. Zammit joined Tech Data in February 2017 as President, Europe through Tech Data’s acquisition of Avnet’s Technology Solutions business and served in this capacity until the Merger in September 2021 when he also assumed the role of President, APJ. Prior to this role, Mr. Zammit was employed for more than twenty years at Avnet, Inc. From January 2015 to January 2017, Mr. Zammit served as Global President of Avnet Technology Solutions. Prior to that position, from October 2006 until January 2015, Mr. Zammit served as President of Avnet Electronics Marketing EMEA. From 1993 to 2006, Mr. Zammit served in management positions of increasing responsibilities. Prior to joining Avnet, Mr. Zammit was employed by Arthur Andersen from 1989 to 1993. Mr. Zammit holds a Masters in Business Administration equivalent from Paris Business School ESLSCA.

David Vetter is our Chief Legal Officer. Mr. Vetter joined Tech Data in June 1993 as Vice President, General Counsel and was promoted to Corporate Vice President, General Counsel in April 2000. In March 2003, he was promoted to Senior Vice President, and effective July 2003, was appointed Secretary. In January 2017, Mr. Vetter was promoted to Executive Vice President, Chief Legal Officer and in conjunction with the Merger in September 2021 he assumed this role for TD SYNNEX. Prior to joining Tech Data, Mr. Vetter was employed by the law firm of Robbins, Gaynor & Bronstein, P.A. from 1984 to 1993, most recently as a partner. Mr. Vetter is a member of the Florida Bar Association and holds Bachelor of Arts degrees in English and Economics from Bucknell University and a Juris Doctorate Degree from the University of Florida.

Simon Leung is our Chief Business Officer. Prior to this role, Mr. Leung serviced as Senior Vice President, General Counsel and Corporate Secretary for TD SYNNEX from May 2001 until the Merger in September 2021. Mr. Leung joined TD SYNNEX in November 2000 as Corporate Counsel. Prior to TD SYNNEX, Mr. Leung was an attorney at the law firm of Paul, Hastings, Janofsky & Walker LLP. Mr. Leung received a Bachelor of Arts degree from the University of California, Davis in International Relations and his Juris Doctor degree from the University of Minnesota Law School.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $0.001, is traded on the New York Stock Exchange, or NYSE, under the symbol “SNX.”

As of January 21, 2022, our common stock was held by approximately 4,500 stockholders of record. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

Stock Price Performance Graph

The stock price performance graph below, which assumes a $100 investment on November 30, 2016, compares our cumulative total stockholder return, the NYSE Composite Index, S&P Midcap 400 Index and Computer and Peripheral Equipment index for the period beginning November 30, 2016 through November 30, 2021. The Computer and Peripheral Equipment index is based on the Standard Industrial Classification Code 5045—Wholesale Computer and Computer Peripheral Equipment and Software. The closing price per share of our common stock was $103.46 on November 30, 2021. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG
TD SYNNEX CORPORATION, NYSE MARKET INDEX,
S&P MIDCAP 400 AND COMPUTERS & PERIPHERAL EQUIPMENT
DOLLARS
$250
$200
$150
$100
$50
$0
2016
2017
2018
2019
2020
2021
TD SYNNEX Corporation
NYSE Composite Index
S&P Midcap 400 Index
Computers & Peripheral Equipment
ASSUMES $100 INVESTED ON NOV. 30, 2016
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDED NOV. 30, 2021

	Fiscal Years Ended
	11/30/2016	11/30/2017	11/30/2018	11/30/2019	11/30/2020	11/30/2021
TD SYNNEX Corporation	$100.00	$117.52	$70.65	$109.08	$142.79	$190.54
NYSE Composite Index	$100.00	$119.59	$121.11	$135.38	$143.45	$170.70
S&P Midcap 400 Index	$100.00	$118.53	$119.10	$129.65	$142.23	$179.88
Computers and Peripheral Equipment	$100.00	$104.24	$104.67	$120.20	$103.99	$123.98

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding the Securities Authorized for Issuance under Equity Compensation Plans can be found under Item 12 of this Report.

Dividends

On September 29, 2014, we announced the initiation of a quarterly cash dividend. Since then, dividends have been declared in January, March, June and September and paid at the end of January, April, July and October. On March 24, 2020, as a result of the unpredictable economic environment due to the impact of the COVID-19 pandemic, we announced the suspension of our quarterly dividend; however, on January 11, 2021, we announced the reinstatement of a quarterly cash dividend of $0.20 per share to stockholders of record as of January 22, 2021. Dividends declared per share by fiscal quarter in 2021 and 2020 were as follows:

	Fiscal Years Ended November 30,
	2021	2020
First Quarter	$0.200	$0.400
Second Quarter	$0.200	$—
Third Quarter	$0.200	$—
Fourth Quarter	$0.200	$—

On January 11, 2022, the Company announced a cash dividend of $0.30 per share to stockholders of record as of January 21, 2022, payable on January 28, 2022. Dividends are subject to continued capital availability and the declaration by our Board of Directors in the best interest of our stockholders.

Repurchases of Equity Securities

In June 2020, our Board of Directors authorized a three-year $400 million share repurchase program, effective July 1, 2020, pursuant to which we may repurchase our outstanding common stock from time to time in the open market or through privately negotiated transactions. As of November 30, 2021, we had not repurchased any shares under this program.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For an understanding of TD SYNNEX and the significant factors that influenced our performance during the past three fiscal years, the following discussion and analysis of our financial condition and results of operations should be read in conjunction with the description of the business appearing in Item 1 of this Report and Item 8 Financial Statements and Supplementary Data included elsewhere in this Report. Amounts in certain tables appearing in this Report may not add or compute due to rounding.

In addition to historical information, the MD&A contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include, but are not limited to, those matters discussed under the heading “Note Regarding Forward-looking Statements.” Our actual results could differ materially from those anticipated by these forward‑looking statements due to various factors, including, but not limited to, those set forth under Item 1A. Risk Factors of this Form 10-K and elsewhere in this document.

Overview

On December 1, 2020, we completed the previously announced separation of our customer experience services business (the “Separation”), which was accomplished by the distribution of one hundred percent of the outstanding common stock of Concentrix Corporation (“Concentrix”). Our stockholders received one share of Concentrix common stock for every share of our common stock held at the close of business on the record date. Concentrix is now an independent public company trading under the symbol “CNXC” on the Nasdaq Stock Market. After the Separation, we do not beneficially own any shares of Concentrix’ common stock and beginning December 1, 2020, we no longer consolidate Concentrix within our financial results or reflect the financial results of Concentrix within our continuing results of operations. We distributed a total of approximately 51.6 million shares of Concentrix common stock to our stockholders. In connection with the Separation, we entered into a separation and distribution agreement, as well as various other agreements with Concentrix that provide a framework for the relationships between the parties going forward, including among others an employee matters agreement, a tax matters agreement, and a commercial agreement, pursuant to which Concentrix has continued to provide services to us following the Separation.

The historical results of operations and financial position of Concentrix are reported as discontinued operations in our Consolidated Financial Statements. For further information on discontinued operations, see Note 5 - Discontinued Operations, to the Consolidated Financial Statements in Item 8.

On March 22, 2021, SYNNEX entered into an agreement and plan of merger (the “Merger Agreement”) which provided that legacy SYNNEX Corporation would acquire legacy Tech Data Corporation, a Florida corporation (“Tech Data”) through a series of mergers, which would result in Tech Data becoming an indirect subsidiary of TD SYNNEX Corporation. (collectively, the "Merger"). On September 1, 2021, pursuant to the terms of the Merger Agreement, we acquired all the outstanding shares of common stock of Tiger Parent (AP) Corporation, the parent corporation of Tech Data, for consideration of $1.61 billion in cash ($1.11 billion in cash after giving effect to a $500 million equity contribution by Tiger Parent Holdings, L.P., Tiger Parent (AP) Corporation’s sole stockholder and an affiliate of Apollo Global Management, Inc., to Tiger Parent (AP) Corporation prior to the effective time of the Merger) and 44 million shares of common stock of SYNNEX, valued at approximately $5.61 billion. See Note 3 – Acquisitions to the Consolidated Financial Statements for further information.

We previously had two reportable segments as of November 30, 2020: Technology Solutions and Concentrix. After giving effect to the Separation on December 1, 2020, we operated in a single reportable segment. After completion of the Merger, we reviewed our reportable segments as there was a change in our chief executive officer, who is also our chief operating decision maker. Our chief operating decision maker has a leadership structure aligned with the geographic locations of the Americas, Europe and Asia-Pacific and Japan (“APJ”) and reviews and allocates resources based on these geographic locations. As a result, as of September 1, 2021 we began operating in three reportable segments based on our geographic locations: the Americas, Europe and APJ. Our three reportable segments each generate revenues from products and services across our Endpoint Solutions and Advanced Solutions portfolios. Segment results for all prior periods have been restated for comparability to our current reportable segments. For financial information by segment, refer to Note 13 – Segment Information, to the Consolidated Financial Statements in Item 8. We have not presented information by reportable segment within the Management’s Discussion and Analysis of Financial Condition and Results of Operations due to the lack of comparability between periods resulting from the Merger on September 1, 2021.

Revenue and Cost of Revenue

We distribute peripherals, information technology (“IT”) systems including data center server and storage solutions, system components, software, networking, communications and security equipment, consumer electronics and complementary products. We also provide systems design and integration solutions.

In fiscal years 2021, 2020 and 2019 approximately 37%, 24% and 23% of our revenue, respectively, was generated from our international operations. As a result, our revenue growth has been impacted by fluctuations in foreign currency exchange rates.

The market for IT products is generally characterized by declining unit prices and short product life cycles. Our overall business is also highly competitive on the basis of price. We set our sales price based on the market supply and demand characteristics for each particular product or bundle of products we distribute and solutions we provide. We also participate in the incentive and rebate programs of our OEM suppliers. These programs are important determinants of the final sales price we charge to our reseller customers. To mitigate the risk of declining prices and obsolescence of our distribution inventory, our OEM suppliers generally offer us limited price protection and return rights for products that are marked down or discontinued by them. We carefully manage our inventory to maximize the benefit to us of these supplier-provided protections.

A significant portion of our cost of revenue is the purchase price we pay our OEM suppliers for the products we sell, net of any incentives, rebates, price protection and purchase discounts received from our OEM suppliers. Cost of revenue also consists of provisions for inventory losses and write-downs, freight expenses associated with the receipt in and shipment out of our inventory, and royalties due to OEM vendors. In addition, cost of revenue includes the cost of material, labor and overhead for our systems design and integration solutions.

Margins

The IT distribution industry in which we operate is characterized by low gross profit as a percentage of revenue, or gross margin, and low income from operations as a percentage of revenue, or operating margin. Our gross margin has fluctuated annually due to changes in the mix of products we offer, customers we sell to, incentives and rebates received from our OEM suppliers, competition, seasonality, replacement of lower margin business, inventory obsolescence, and lower costs associated with increased efficiencies. Generally, when our revenue becomes more concentrated on limited products or customers, our gross margin tends to decrease due to increased pricing pressure from OEM suppliers or reseller customers. Our operating margin has also fluctuated in the past, based primarily on our ability to achieve economies of scale, the management of our operating expenses, changes in the relative mix of our revenue, and the timing of our acquisitions and investments.

Economic and Industry Trends

Our revenue is highly dependent on the end-market demand for IT products. This end-market demand is influenced by many factors including the introduction of new IT products and software by OEMs, replacement cycles for existing IT products, seasonality and overall economic growth and general business activity. A difficult and challenging economic environment may also lead to consolidation or decline in the IT distribution industry and increased price-based competition. Business in our system design and solutions is highly dependent on the demand for cloud infrastructure, and the number of key customers and suppliers in the market. Our business includes operations in the Americas, Europe and APJ, so we are affected by demand for our products in those regions and the strengthening or weakening of local currencies relative to the U.S. Dollar.

In December 2019, there was an outbreak of a new strain of coronavirus (“COVID-19”). In March 2020, the World Health Organization characterized COVID-19 as a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and workforce participation, including our own, and created significant volatility and disruption of financial markets. The disruptions due to COVID-19 have impacted our business including logistics operations in our business particularly during the second quarter of fiscal year 2020. We have successfully transitioned a significant portion of our workforce to a remote working environment and implemented a number of safety and social distancing measures within our premises to protect the health and safety of co-workers who are required to be on-premise to support our business. During the fiscal year ended November 30, 2020, we incurred net incremental costs associated with COVID-19 of approximately $45 million. Net incremental costs associated with COVID-19 were not material during the fiscal year ended November 30, 2021. We are unable to predict how long these conditions will persist, what additional measures may be introduced by governments, vendors or customers and the effect of any such additional measures on our business. As a result, many of the estimates and assumptions involved in the preparation of the financial statements included in this report on Form 10-K, required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve with respect to the pandemic, our estimates may materially change in future periods.

Critical Accounting Policies and Estimates

The discussions and analysis of our consolidated financial condition and results of operations are based on our Consolidated Financial Statements, which have been prepared in conformity with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we review and evaluate our estimates and assumptions. Our estimates are based on our historical experience and a variety of other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making our judgment about the carrying values of assets and liabilities that are not readily available from other sources. Actual results could differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies involve the more significant judgments, estimates and/or assumptions used in the preparation of our Consolidated Financial Statements.

Revenue Recognition.

We generate revenue primarily from the sale of various IT products.

We recognize revenues from the sale of IT hardware and software as control is transferred to customers, which is at the point in time when the product is shipped or delivered. We account for a contract with a customer when it has written approval, the contract is committed, the rights of the parties, including payment terms, are identified, the contract has commercial substance and consideration is probable of collection. Binding purchase orders from customers together with agreement to our terms and conditions of sale by way of an executed agreement or other signed documents are considered to be the contract with a customer. Products sold by us are delivered via shipment from our facilities, drop-shipment directly from the vendor, or by electronic delivery of software products. In situations where arrangements include customer acceptance provisions, revenue is recognized when we can objectively verify the products comply with specifications underlying acceptance and the customer has control of the products. Revenue is presented net of taxes collected from customers and remitted to government authorities. We generally invoice a customer upon shipment, or in accordance with specific contractual provisions. Payments are due as per contract terms and do not contain a significant financing component. Service revenues represents less than 10% of the total revenue for the periods presented.

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

Goodwill, intangible assets and long-lived assets

The values assigned to intangible assets include estimates and judgment regarding expectations for the length of customer relationships acquired in a business combination. Included within intangible assets is an indefinite lived trade names intangible asset. Indefinite lived intangible assets are tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Other purchased intangible assets are amortized over the useful lives based on estimates of the use of the economic benefit of the asset or on the straight-line amortization method.

We allocate goodwill to reporting units based on the reporting unit expected to benefit from the business combination and test for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that it may be impaired. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. The factors that are considered in the qualitative analysis include macroeconomic conditions, industry and market considerations, cost factors such as increases in product cost, labor, or other costs that would have a negative effect on earnings and cash flows; and other relevant entity-specific events and information.

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

We review the recoverability of our long-lived assets, such as definite-lived intangible assets, property and equipment and certain other assets, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows, undiscounted and without interest charges, of the related operations. If these cash flows are less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value.

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

We recognize tax benefits from uncertain tax positions only if that tax position is more likely than not to be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes.

Acquisitions

We continually seek to augment organic growth in our business with strategic acquisitions of businesses and assets that complement and expand our existing capabilities. We also divest businesses that we deem no longer strategic to our ongoing operations. In our business we seek to acquire new OEM relationships, enhance our supply chain and integration capabilities, the services we provide to our customers and OEM suppliers, and expand our geographic footprint.

Results of Operations

The following table sets forth, for the indicated periods, Consolidated Statement of Operations data as a percentage of revenue:

	Fiscal Years Ended November 30,
Statements of Operations Data:	2021	2020	2019
Revenue	100.00%	100.00%	100.00%
Cost of revenue	(94.02)%	(94.02)%	(93.93)%
Gross profit	5.98%	5.98%	6.07%
Acquisition, integration and restructuring costs	(0.35)%	(0.04)%	(0.01)%
Selling, general and administrative expenses	(3.65)%	(3.33)%	(3.34)%
Operating income	1.97%	2.61%	2.72%
Interest expense and finance charges, net	(0.50)%	(0.40)%	(0.39)%
Other income (expense), net	0.00%	(0.03)%	0.15%
Income from continuing operations before income taxes	1.48%	2.18%	2.48%
Provision for income taxes	(0.23)%	(0.51)%	(0.58)%
Income from continuing operations	1.25%	1.67%	1.90%
Income from discontinued operations, net of taxes	0.00%	0.97%	0.73%
Net income	1.25%	2.65%	2.63%

The financial results of the former Concentrix business are presented as income from discontinued operations, net of taxes in the Consolidated Statement of Operations data.

Due to the ongoing impact of the COVID-19 pandemic, current results and financial condition discussed herein may not be indicative of future operating results and trends.

Certain non-GAAP financial information

In addition to disclosing financial results that are determined in accordance with GAAP, we also disclose certain non-GAAP financial information, including:

•

Non-GAAP operating income, which is operating income, adjusted to exclude acquisition, integration and restructuring costs, amortization of intangible assets, share-based compensation expense and purchase accounting adjustments.

•	Non-GAAP operating margin, which is non-GAAP operating income, as defined above, divided by revenue.
•

Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) which is net income before interest, taxes, depreciation and amortization, adjusted to exclude other income (expense), net, acquisition, integration and restructuring costs, share-based compensation expense, purchase accounting adjustments and income from discontinued operations, net of taxes.

•

Non-GAAP income from continuing operations, which is income from continuing operations, adjusted to exclude acquisition, integration and restructuring costs, amortization of intangible assets, share-based compensation expense, purchase accounting adjustments, contingent consideration, an acquisition-related contingent gain, income taxes related to the aforementioned items, as well as a capital loss carryback benefit.

•

Non-GAAP diluted earnings per common share (“EPS”) from continuing operations, which is diluted EPS from continuing operations excluding the per share impact of acquisition, integration and restructuring costs, amortization of intangible assets, share-based compensation expense, purchase accounting adjustments, contingent consideration, an acquisition-related contingent gain, income taxes related to the aforementioned items, as well as a capital loss carryback benefit.

Acquisition, integration and restructuring costs typically consist of acquisition, integration, restructuring and divestiture related costs and are expensed as incurred. These expenses primarily represent professional services costs for legal, banking, consulting and advisory services, severance and other personnel related costs and debt extinguishment fees. From time to time, this category may also include transaction-related gains/losses on divestitures/spin-off of businesses, as well as various other costs associated with the acquisition or divestiture.

Our acquisition activities have resulted in the recognition of definite-lived intangible assets which consist primarily of customer relationships and lists and vendor lists. Definite-lived intangible assets are amortized over their estimated useful lives and are tested for impairment when events indicate that the carrying value may not be recoverable. The amortization of intangible assets is reflected in our statements of operations. Although intangible assets contribute to our revenue generation, the amortization of intangible assets does not directly relate to the sale of our products. Additionally, intangible asset amortization expense typically fluctuates based on the size and timing of our acquisition activity. Accordingly, we believe excluding the amortization of intangible assets, along with the other non-GAAP adjustments which neither relate to the ordinary course of our business nor reflect our underlying business performance, enhances our and our investors’ ability to compare our past financial performance with its current performance and to analyze underlying business performance and trends. Intangible asset amortization excluded from the related non-GAAP financial measure represents the entire amount recorded within our GAAP financial statements, and the revenue generated by the associated intangible assets has not been excluded from the related non-GAAP financial measure. Intangible asset amortization is excluded from the related non-GAAP financial measure because the amortization, unlike the related revenue, is not affected by operations of any particular period unless an intangible asset becomes impaired or the estimated useful life of an intangible asset is revised.

Share-based compensation expense is a non-cash expense arising from the grant of equity awards to employees based on the estimated fair value of those awards. Although share-based compensation is an important aspect of the compensation of our employees, the fair value of the share-based awards may bear little resemblance to the actual value realized upon the vesting or future exercise of the related share-based awards and the expense can vary significantly between periods as a result of the timing of grants of new stock-based awards, including grants in connection with acquisitions. Given the variety and timing of awards and the subjective assumptions that are necessary when calculating share-based compensation expense, we believe this additional information allows investors to make additional comparisons between our operating results from period to period.

Purchase accounting adjustments are primarily related to the impact of purchase accounting on the recognition of certain consideration received from vendors related to the Merger.

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

Non-GAAP Financial Information:

	Fiscal Years Ended November 30,
	2021	2020	2019
	(in thousands, except per share amounts)
Consolidated

Operating income	$623,218	$521,341	$519,429
Acquisition, integration and restructuring costs	112,150	7,414	981
Amortization of intangibles	105,332	40,148	43,875
Share-based compensation	33,078	17,631	17,608
Purchase accounting adjustments	28,353	-	-
Non-GAAP operating income	$902,131	$586,534	$581,893

Operating margin	1.97%	2.61%	2.72%
Non-GAAP operating margin	2.85%	2.94%	3.05%

Net income	$395,069	$529,160	$500,712
Interest expense and finance charges, net	157,835	79,023	74,225
Provision for income taxes	71,416	101,609	111,113
Depreciation	44,232	24,923	22,454
Amortization of intangibles	105,332	40,148	43,875
EBITDA	$773,884	$774,863	$752,379
Other (income) expense, net	(1,102)	6,172	(28,083)
Acquisition, integration and restructuring costs	112,150	9,667	981
Share-based compensation	33,078	17,631	17,608
Purchase accounting adjustments	28,353	-	-
Income from discontinued operations, net of taxes	-	(194,622)	(138,538)
Adjusted EBITDA	$946,363	$613,711	$604,347

Income from continuing operations	$395,069	$334,538	$362,174
Acquisition, integration and restructuring costs	159,194	9,667	981
Amortization of intangibles	105,332	40,148	43,875
Share-based compensation	33,078	17,631	17,608
Purchase accounting adjustments	28,353	-	-
Contingent consideration	-	-	(19,034)
Acquisition-related contingent gain	-	-	(11,112)
Income taxes related to the above	(80,375)	(19,557)	(11,284)
Income tax capital loss carryback benefit	(44,968)	-	-
Non-GAAP income from continuing operations	$595,683	$382,427	$383,208

Diluted EPS from continuing operations	$6.24	$6.46	$7.05
Acquisition, integration and restructuring costs	2.51	0.19	0.02
Amortization of intangibles	1.66	0.78	0.85
Share-based compensation	0.52	0.34	0.34
Purchase accounting adjustments	0.45	—	—
Contingent consideration	—	—	(0.37)
Acquisition-related contingent gain	—	—	(0.22)
Income taxes related to the above	(1.27)	(0.38)	(0.22)
Income tax capital loss carryback benefit	(0.71)	-	-
Non-GAAP diluted EPS from continuing operations	$9.40	$7.38	$7.45

Fiscal Years Ended November 30, 2021, 2020 and 2019

Revenue

	Fiscal Years Ended November 30,			Percent Change
	2021	2020	2019	2021 to 2020	2020 to 2019
	(in thousands)
Revenue	$31,614,169	$19,977,150	$19,069,970	58.3%	4.8%

We distribute a comprehensive range of products for the technology industry and design and integrate data center equipment. The prices of our products are highly dependent on the volumes purchased within a product category. The products we sell from one period to the next are often not comparable due to changes in product models, features and customer demand requirements.

Revenue increased in fiscal year 2021 compared to fiscal year 2020 primarily due to an increase in sales resulting from the Merger of approximately $10 billion as well as broad-based demand for technology equipment.

Revenue increased in fiscal year 2020 compared to fiscal year 2019 primarily due to a demand for technology equipment as COVID-19 related government mandated shelter-in-place restrictions during the second, third and fourth quarters of fiscal year 2020 led to increased needs for remote work, learn and consume related solutions. On a constant currency basis, revenue in our business increased by 4.8% during fiscal year 2020, compared to fiscal year 2019.

Gross Profit

	Fiscal Years Ended November 30,			Percent Change
	2021	2020	2019	2021 to 2020	2020 to 2019
	(in thousands)
Gross profit	$1,889,534	$1,193,858	$1,157,258	58.3%	3.2%
Gross margin	5.98%	5.98%	6.07%

Our gross margin is affected by a variety of factors, including competition, selling prices, mix of products, product costs along with rebate and discount programs from our suppliers, reserves or settlement adjustments, freight costs, inventory losses and fluctuations in revenue.

Our gross profit increased in fiscal year 2021, as compared to the prior fiscal year, primarily driven by an increase in sales as a result of the Merger.

Our gross profit increased in fiscal year 2020, as compared to the prior fiscal year, primarily driven by strong demand for technology products as COVID-19 related government mandated shelter-in-place restrictions during the second, third and fourth quarters of fiscal year 2020 led to a greater need for remote work, learn and consume related solutions. This increase was partially offset by lower margins driven by product mix from our projects and integration-based server solutions.

Acquisition, Integration and Restructuring Costs

Acquisition, integration and restructuring costs are primarily comprised of costs related to the Merger, costs related to the Global Business Optimization 2 Program initiated by Tech Data prior to the Merger (the “GBO 2 Program”) and costs related to the Separation.

The Merger

We incurred acquisition, integration and restructuring costs related to the completion of the Merger, including professional services costs, personnel and other costs, an impairment of long-lived assets and stock-based compensation expense. Professional services costs are primarily comprised of legal expenses and tax and other consulting services. Personnel and other costs are primarily comprised of costs related to the settlement of certain outstanding long-term cash incentive awards for Tech Data upon closing of the Merger, retention and other bonuses, as well as severance costs. Impairment of long-lived assets relates to a charge of $22.2 million recorded for the write-off of capitalized costs associated with Tech Data’s tdONE program in conjunction with the decision to consolidate certain IT systems. Stock-based compensation expense primarily relates to costs associated with the conversion of certain Tech Data performance-based equity awards issued prior to the Merger into restricted stock units of TD SYNNEX (refer to Note 6 – Share-Based Compensation to the Consolidated Financial Statements for further information) and expenses for certain restricted stock awards issued in conjunction with the Merger.

To date, acquisition and integration expenses related to the Merger were composed of the following:

Year Ended November 30,
2021
(in thousands)
Professional services costs	$22,288
Personnel and other costs	33,716
Impairment of long-lived assets	22,166
Stock-based compensation	20,113
Total	$98,283

GBO 2 Program

Prior to the Merger, Tech Data implemented its GBO 2 Program, that includes investments to optimize and standardize processes and apply data and analytics to be more agile in a rapidly evolving environment, increasing productivity, profitability and optimizing net-working capital. TD SYNNEX plans to continue this program in conjunction with the Company’s integration activities. Acquisition, integration and restructuring expenses related to the GBO 2 Program are primarily comprised of restructuring costs and other professional services costs. Restructuring costs are comprised of severance costs and other associated exit costs, including certain consulting costs. Other professional services costs are primarily comprised of professional services fees not related to restructuring activities, including costs related to improving profitability and optimizing net-working capital.

Acquisition, integration and restructuring costs under the GBO 2 Program for fiscal 2021 included the following:

Year Ended November 30,
2021
(in thousands)
Restructuring costs	$8,709
Other professional services costs	5,158
Total	$13,867

Restructuring costs under the GBO 2 Program for fiscal 2021 were composed of the following:

Year Ended November 30,
2021
(in thousands)
Severance	$2,893
Other exit costs	5,816
Total	$8,709

During fiscal 2021, we recorded restructuring costs related to GBO 2 of $2.7 million, $5.7 million and $0.3 million, for the Americas, Europe and APJ regions, respectively.

The Separation

During the fiscal year ended November 30, 2020, we incurred $7.4 million in transaction costs related to the Separation of Concentrix.

Selling, General and Administrative Expenses

	Fiscal Years Ended November 30,			Percent Change
	2021	2020	2019	2021 to 2020	2020 to 2019
	(in thousands)
Selling, general and administrative expenses	$1,154,166	$665,102	$636,849	73.5%	4.4%
Percentage of revenue	3.65%	3.33%	3.34%

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

Selling, general and administrative expenses increased in fiscal year 2021, compared to fiscal year 2020, primarily due to an increase in employee related expenses resulting from the Merger and an increase in amortization of intangible assets acquired in connection with the Merger. Selling, general and administrative expenses increased as a percentage of revenue, compared to the prior year period, primarily due to the impact of the Merger.

Selling, general and administrative expenses increased in fiscal year 2020, compared to fiscal year 2019, primarily due to an increase in allowance for doubtful accounts and higher salaries and employee related expenses due to COVID-19. Incremental costs related to COVID-19 were approximately $33 million for fiscal year 2020. This increase was partially offset by a $3.7 million decrease in amortization of intangible assets. Our selling, general and administrative expenses as a percentage of revenue in fiscal year 2020, was consistent with the prior fiscal year.

Operating Income

	Fiscal Years Ended November 30,			Percent Change
	2021	2020	2019	2021 to 2020	2020 to 2019
	(in thousands)
Operating income	$623,218	$521,341	$519,429	19.5%	0.4%
Operating margin	1.97%	2.61%	2.72%

Operating income increased during fiscal year 2021, compared to the prior year, primarily due to increased sales as a result of the Merger, partially offset by an increase in employee related expenses resulting from the Merger, an increase in acquisition, integration and restructuring costs and an increase in amortization of intangible assets acquired in connection with the Merger. Operating margin decreased due to an increase in employee related expenses resulting from the Merger, an increase in acquisition, integration and restructuring costs and an increase in amortization of intangible assets acquired in connection with the Merger.

Operating income increased during fiscal year 2020, compared to the prior year, primarily due to broad based growth, decreases in the amortization of intangible assets and transaction-related expenses. These increases were offset by the impact of COVID-19 related incremental costs associated with allowances for doubtful accounts and higher salary and employee related costs. Operating margin in our business decreased due to product mix.

Interest Expense and Finance Charges, Net

	Fiscal Years Ended November 30,			Percent Change
	2021	2020	2019	2021 to 2020	2020 to 2019
	(in thousands)
Interest expense and finance charges, net	$157,835	$79,023	$74,225	99.7%	6.5%
Percentage of revenue	0.50%	0.40%	0.39%

Amounts recorded in interest expense and finance charges, net, consist primarily of interest expense paid on our Senior Notes (as defined below), our lines of credit and term loans and fees associated with the sale or pledge of accounts receivable through our securitization facilities, offset by income earned on our cash investments.

The increase in our interest expense and finance charges net, during the fiscal year 2021, compared to the prior year, was due to approximately $47 million of acquisition and integration related financing costs primarily related to a commitment for a bridge loan facility obtained in March 2021 which was terminated in conjunction with the Merger and an increase in interest expense related to the issuance of our Senior Notes and higher average outstanding borrowings.

The increase in our interest expense and finance charges net, during the fiscal year 2020, compared to the prior year, was primarily due to increased financing activities related to growth in the business and the planned Separation of Concentrix.

Other Income (Expense), Net

	Fiscal Years Ended November 30,			Percent Change
	2021	2020	2019	2021 to 2020	2020 to 2019
	(in thousands)
Other income (expense), net	$1,102	$(6,172)	$28,083	117.9%	-122.0%
Percentage of revenue	0.00%	(0.03)%	0.15%

Amounts recorded as other income (expense), net include certain foreign currency transaction gains and losses, investment gains and losses, debt extinguishment gains and losses, and other non-operating gains and losses, such as settlements received from class actions lawsuits and realization of contingent assets.

Other income (expense), net increased during the fiscal year ended November 30, 2021, compared to the prior year, primarily due to a gain on sale of investment.

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

Provision for Income Taxes

	Fiscal Years Ended November 30,			Percent Change
	2021	2020	2019	2021 to 2020	2020 to 2019
	(in thousands)
Provision for income taxes	$71,416	$101,609	$111,113	-29.7%	-8.6%
Percentage of income before income taxes	15.31%	23.30%	23.48%

Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions.

In connection with the Merger, the Company restructured its foreign financing structure, as well as select legal entities in anticipation of legally integrating legacy Tech Data and SYNNEX foreign operations. In addition to the treasury efficiencies, these restructurings resulted in a one-time domestic capital loss which would offset certain domestic capital gains when carried back under United States tax law to tax year 2020, resulting in a tax benefit of approximately $45 million. Our income tax expense decreased during the fiscal year ended November 30, 2021, as compared to the prior year, due to the capital loss carryback benefit, partially offset by an increase in income from continuing operations before income taxes. The effective tax rate for fiscal year 2021 was lower when compared to the prior year due to the capital loss carryback benefit.

Our income tax expense decreased during the fiscal year ended November 30, 2020, as compared to the prior year, due to the decrease in our effective tax rate. The effective tax rate for fiscal year 2020 was lower compared to the prior year, due to the benefit from the exercise of employee stock options and the reversal of a reserve for uncertain tax positions. The comparative decrease in the effective tax rate for fiscal year 2020 was partially offset by the favorable impact of a nontaxable contingent consideration gain recorded in the prior year period related to the fiscal year 2017 Westcon-Comstor Americas acquisition.

Discontinued Operations

	Fiscal Years Ended November 30,			Percent Change
	2021	2020	2019	2021 to 2020	2020 to 2019
	(in thousands)
Income from discontinued operations, net of taxes	$-	$194,622	$138,538	-100.0%	40.5%
Percentage of revenue	0.00%	0.97%	0.73%

Income from discontinued operations includes net income from Concentrix during the fiscal years ended November 30, 2020 and 2019, prior to the Separation on December 1, 2020.

See Note 5 - Discontinued Operations of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for further details.

Liquidity and Capital Resources

Cash Conversion Cycle

		Three Months Ended
		November 30, 2021	November 30, 2020	November 30, 2019
		(Amounts in thousands)
Days sales outstanding ("DSO")
Revenue	(a)	$15,611,266	$6,118,836	$5,374,241
Accounts receivable, net	(b)	8,310,032	2,791,703	2,995,610
Days sales outstanding	(c) = ((b)/(a))*the number of days during the period	48	42	51

Days inventory outstanding ("DIO")
Cost of revenue	(d)	$14,668,096	$5,752,179	$5,036,301
Inventories	(e)	6,642,915	2,684,076	2,546,115
Days inventory outstanding	(f) = ((e)/(d))*the number of days during the period	41	42	46

Days payable outstanding ("DPO")
Cost of revenue	(g)	$14,668,096	$5,752,179	$5,036,301
Accounts payable	(h)	12,034,946	3,751,240	3,104,886
Days payable outstanding	(i) = ((h)/(g))*the number of days during the period	75	59	56

Cash conversion cycle ("CCC")	(j) = (c)+(f)-(i)	14	25	41

Cash Flows

Our business is working capital intensive. Our working capital needs are primarily to finance accounts receivable and inventory. We rely heavily on term loans, accounts receivable arrangements, our securitization programs, our revolver programs and trade credit from vendors for our working capital needs. We have financed our growth and cash needs to date primarily through cash generated from operations and financing activities. As a general rule, when sales volumes are increasing, our net investment in working capital dollars typically increases, which generally results in decreased cash flow generated from operating activities. Conversely, when sales volumes decrease, our net investment in working capital dollars typically decreases, which generally results in increases in cash flows generated from operating activities. We calculate CCC as days of the last fiscal quarter’s revenue outstanding in accounts receivable plus days of supply on hand in inventory, less days of the last fiscal quarter’s cost of revenue outstanding in accounts payable. Our CCC was 14 days, 25 days and 41 days at the end of fiscal years 2021, 2020 and 2019, respectively. The decrease in fiscal year 2021, compared to fiscal year 2020, was primarily due to our DPO, which was impacted by the timing of payments of accounts payable in our business including the impact of the Merger. The decrease in fiscal year 2020, compared to fiscal year 2019, was primarily due to efficient collections of accounts receivable and faster turnover of our inventories in the Company and the timing of payments of accounts payable in our business.

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

Our Consolidated Statements of Cash Flows include both continuing and discontinued operations. See Note 5 – Discontinued Operations of the Consolidated Financial Statements for further details.

Operating Activities

Net cash provided by operating activities was $810 million during fiscal year 2021, primarily due to net income and an increase in accounts payable due to the timing of payments, including the impact of the Merger. These cash inflows were partially offset by an increase in inventory and accounts receivable driven by growth in our business, including the impact of the Merger.

Net cash provided by operating activities was $1.834 billion during fiscal year 2020, primarily due to net income and cash inflows from an increase in accounts payable and changes in other operating assets and liabilities primarily reflecting efficient working capital management in our business, and a decrease in DSO in our business of approximately 9 days from the end of fiscal year 2019 largely due to the impact of COVID-19. These items were partially offset by an increase in inventories driven by growth in our larger projects and integration-based server solutions.

Net cash provided by operating activities was $550 million during fiscal year 2019, primarily due to net income, an increase in accounts payable and a net change in other operating assets and liabilities. These cash inflows were partially offset by an increase in accounts receivable and receivables from vendors, and an increase in inventories. The increase in accounts receivable, including receivables from vendors, inventories and accounts payable was driven by growth in our business.

The significant components of our investing and financing cash flow activities are listed below.

Investing Activities

2021

•	$907.1 million in net cash paid related to the Merger.
•	$54.9 million related to infrastructure investments.

2020

•	$198.0 million related to infrastructure investments.
•	$5.6 million of cash paid related to the settlement of employee stock-based awards assumed under the Convergys acquisition, being paid in accordance with the original vesting schedule.

2019

•	$137.4 million related to infrastructure investments.
•	$9.4 million of cash paid related to the settlement of employee stock-based awards assumed under the Convergys acquisition.

Financing Activities

2021

•	Proceeds of $2.5 billion for issuance of Senior Notes to finance the Merger.
•	Repayment of approximately $2.6 billion of debt of Tech Data paid off substantially concurrent with the closing of the Merger.
•	$149.9 million net transfer of cash and cash equivalents to Concentrix in connection with the Separation.
•	Dividends of $50.3 million paid.
•	Debt issuance costs of $42.3 million paid.

2020

•	Net repayments of $262.6 million under our borrowing arrangements.
•	Dividends of $20.8 million paid.

2019

•	Net repayments of $521.4 million under our borrowing arrangements.
•	$76.6 million of dividend payments.
•	$15.2 million of repurchases of our common stock.
•	$14.0 million in cash was used to pay contingent consideration related to our Westcon-Comstor Americas acquisition.

We believe our current cash balances, cash flows from operations and credit availability are sufficient to support our operating activities for at least the next twelve months.

Capital Resources

Our cash and cash equivalents totaled $994.0 million and $1.4 billion as of November 30, 2021 and 2020, respectively. Our cash and cash equivalents held by international subsidiaries are no longer subject to U.S. federal tax on repatriation into the United States. Repatriation of some foreign balances is restricted by local laws. Historically, we have fully utilized and reinvested all foreign cash to fund our foreign operations and expansion. If in the future our intentions change, and we repatriate the cash back to the United States, we will report in our consolidated financial statements the impact of state and withholding taxes depending upon the planned timing and manner of such repatriation. Presently, we believe we have sufficient resources, cash flow and liquidity within the United States to fund current and expected future working capital, investment and other general corporate funding requirements.

We believe that our available cash and cash equivalents balances, the cash flows expected to be generated from operations and our existing sources of liquidity, will be sufficient to satisfy our current and planned working capital and investment needs, for the next twelve months in all geographies. We also believe that our longer-term working capital, planned capital expenditures, anticipated stock repurchases, dividend payments and other general corporate funding requirements will be satisfied through cash flows from operations and, to the extent necessary, from our borrowing facilities and future financial market activities.

Historically, we have renewed our accounts receivable securitization program and our parent company credit facilities on, or prior to, their respective expiration dates. We have no reason to believe that these and other arrangements will not be renewed or replaced as we continue to be in good credit standing with the participating financial institutions. We have had similar borrowing arrangements with various financial institutions throughout our years as a public company.

On-Balance Sheet Arrangements

TD SYNNEX United States accounts receivable securitization agreement

In the United States, we have an accounts receivable securitization program to provide additional capital for our operations (the “U.S. AR Arrangement”). Under the terms of the U.S. AR Arrangement, that, prior to the December 2021 amendment described below, was scheduled to expire in May 2022, our subsidiary that is the borrower under this facility could borrow up to a maximum of $650 million based upon eligible trade accounts receivable. The effective borrowing cost under the U.S. AR Arrangement was a blended rate based upon the composition of the lenders, that included prevailing dealer commercial paper rates and a rate based upon LIBOR. In addition, a program fee payable on the used portion of the lenders’ commitment, accrued at 1.25% per annum in the case of lender groups who funded their advances based on prevailing commercial paper rates, and 1.30% per annum in the case of lender groups who funded their advances based on LIBOR (subject to a 0.50% per annum floor). A facility fee was payable on the adjusted commitment of the lenders, to accrue at different tiers ranging between 0.35% per annum and 0.45% per annum depending on the amount of outstanding advances from time to time.

Under the terms of the U.S. AR Arrangement, we and certain of our U.S. subsidiaries sell, on a revolving basis, our receivables to a wholly-owned, bankruptcy-remote subsidiary. The borrowings are funded by pledging all of the rights, title and interest in the receivables acquired by our bankruptcy-remote subsidiary as security. Any amounts received under the U.S. AR Arrangement are recorded as debt on our Consolidated Balance Sheets.

On December 22, 2021, we and our subsidiaries that are party to the U.S. AR Arrangement amended the U.S. AR Arrangement to extend the maturity date to December 2024 and increase the lending commitment to $1.5 billion. Further, the effective borrowing cost under the U.S. AR Arrangement was also modified through adjustments to the (i) program fee payable on the used portion of the lenders’ commitment, which now accrues at 0.75% per annum and (ii) facility fee payable on the adjusted commitment of the lenders, which now accrues at different tiers ranging between 0.30% per annum and 0.40% per annum depending on the amount of outstanding advances from time to time.

SYNNEX United States credit agreement

Prior to the Merger, in the United States, we had a senior secured credit agreement (as amended, the "U.S. Credit Agreement") with a group of financial institutions. The U.S. Credit Agreement included a $600 million commitment for a revolving credit facility and a term loan in the original principal amount of $1.2 billion. Interest on borrowings under the U.S. Credit Agreement was based on LIBOR or a base rate at our option, plus a margin. The margin for LIBOR loans ranged from 1.25% to 2.00% and the margin for base rate loans ranged from 0.25% to 1.00%, provided that LIBOR was not less than zero. The base rate was a variable rate which was the highest of (a) the Federal Funds Rate, plus a margin of 0.5%, (b) the rate of interest announced, from time to time, by the agent, Bank of America, N.A., as its “prime rate,” and (c) the Eurodollar Rate, plus 1.0%. The unused revolving credit facility commitment fee ranged from 0.175% to 0.30% per annum. The margins above the applicable interest rates and the revolving commitment fee for revolving loans were based on our consolidated leverage ratio, as calculated under the U.S. Credit Agreement. Our obligations under the U.S. Credit Agreement were secured by substantially all of the parent company’s and our United States domestic subsidiaries’ assets on a pari passu basis with the interests of the lenders under the U.S. Term Loan Credit Agreement (defined below) pursuant to an intercreditor agreement and were guaranteed by certain of our United States domestic subsidiaries. The U.S. Credit Agreement was originally scheduled to mature in September 2022, however the U.S. Credit Agreement was terminated on September 1, 2021 and all outstanding balances were repaid in full as part of the Merger (see Note 3 – Acquisitions for further discussion).

SYNNEX United States term loan credit agreement

Prior to the Merger, in the United States we had a senior secured term loan credit agreement (the “U.S. Term Loan Credit Agreement”) with a group of financial institutions in the original principal amount of $1.8 billion. The remaining outstanding principal was payable on maturity. Interest on borrowings under the U.S. Term Loan Credit Agreement were based on LIBOR or a base rate at our option, plus a margin. The margin for LIBOR loans ranged from 1.25% to 1.75% and the margin for base rate loans ranged from 0.25% to 0.75%, provided that LIBOR was not less than zero. The base rate was a variable rate which was the highest of (a) 0.5% plus the greater of (x) the Federal Funds Rate in effect on such day and (y) the overnight bank funding rate in effect on such day, (b) the Eurodollar Rate plus 1.0% per annum, and (c) the rate of interest last quoted by The Wall Street Journal as the “Prime Rate” in the U.S. During the period in which the term loans were available to be drawn, we paid term loan commitment fees. The margins above our applicable interest rates and the term loan commitment fee were based on our consolidated leverage ratio as calculated under the U.S. Term Loan Credit Agreement. Our obligations under the U.S. Term Loan Credit Agreement were secured by substantially all of our and certain of our domestic subsidiaries’ assets on a pari passu basis with the interests of the lenders under the U.S. Credit Agreement pursuant to an intercreditor agreement, and were guaranteed by certain of our domestic subsidiaries. The U.S. Term Loan Credit Agreement was originally scheduled to mature in October 2023, however the U.S. Term Loan Credit Agreement was terminated on September 1, 2021 and all outstanding balances were repaid in full as part of the Merger (see Note 3 – Acquisitions for further discussion).

TD SYNNEX credit agreement

In connection with the Merger Agreement, we entered into a credit agreement, dated as of April 16, 2021 (the “TD SYNNEX Credit Agreement”) with the lenders party thereto and Citibank, N.A., as agent, pursuant to which we received commitments for the extension of a senior unsecured revolving credit facility not to exceed an aggregate principal amount of $3.5 billion, which revolving credit facility (the “TD SYNNEX revolving credit facility”) may, at our request but subject to the lenders’ discretion, potentially be increased by up to an aggregate amount of $500 million. The TD SYNNEX Credit Agreement also includes a senior unsecured term loan (the “TD SYNNEX term loan” and, together with the TD SYNNEX revolving credit facility, the “TD SYNNEX credit facilities”) in an aggregate principal amount of $1.5 billion, that was fully funded in connection with the closing of the Merger. The borrower under the TD SYNNEX credit facilities is the Company. There are no guarantors of the TD SYNNEX credit facilities. The maturity of the TD SYNNEX credit facilities is on the fifth anniversary of the September 2021 closing date, to occur in September 2026, subject in the case of the revolving credit facility, to two one-year extensions upon our prior notice to the lenders and the agreement of the lenders to extend such maturity date.

The outstanding principal amount of the TD SYNNEX term loan is payable in quarterly installments in an amount equal to 1.25% of the original $1.5 billion principal balance commencing on the last day of the first full fiscal quarter after the closing date of the TD SYNNEX credit facilities, with the outstanding principal amount of the term loans due in full on the maturity date. Loans borrowed under the TD SYNNEX Credit Agreement bear interest, in the case of LIBOR (or successor) rate loans, at a per annum rate equal to the applicable LIBOR (or successor) rate, plus the applicable margin, which may range from 1.125% to 1.75%, based on our public debt rating (as defined in the TD SYNNEX Credit Agreement). The applicable margin on base rate loans is 1.00% less than the corresponding margin on LIBOR (or successor rate) based loans. In addition to these borrowing rates, there is a commitment fee that ranges from 0.125% to 0.300% on any unused commitment under the TD SYNNEX revolving credit facility based on our public debt rating. As of November 30, 2021, the effective interest rate for the term loan was 1.49%.

The TD SYNNEX Credit Agreement contains various loan covenants that are customary for similar facilities for similarly rated borrowers that restrict our ability to take certain actions. The TD SYNNEX Credit Agreement also contains financial covenants that require compliance with a maximum debt to EBITDA ratio and a minimum interest coverage ratio, in each case tested on the last day of each fiscal quarter commencing with the first full fiscal quarter to occur after the closing date of the TD SYNNEX credit facilities.

The TD SYNNEX Credit Agreement also contains various customary events of default, including with respect to a change of control of the Company.

On March 22, 2021, we had entered into a debt commitment letter (the “Commitment Letter”), under which Citigroup Global Markets Inc. and certain other financing institutions joining thereto pursuant to the terms thereof committed to provide (i) a $1.5 billion senior unsecured term bridge facility (the "Term Loan A Bridge Facility"), (ii) a $2.5 billion senior unsecured term bridge facility (the “Bridge Facility”) and (iii) a $3.5 billion senior unsecured revolving bridge facility (the "Bridge Revolving Facility"), subject to the satisfaction of certain customary closing conditions. On April 16, 2021, (i) the $1.5 billion commitment with respect to the Term Loan A Bridge Facility under the Commitment Letter and (ii) the $3.5 billion commitment with respect to the Bridge Revolving Facility under the Commitment Letter were reduced to zero, in each case, as a result of us entering into the TD SYNNEX Credit Agreement; and on August 9, 2021 the Bridge Facility was reduced to zero as a result of the issuance of the TD SYNNEX Senior Notes described below.

TD SYNNEX Senior Notes

On August 9, 2021, we completed our offering of $2.5 billion aggregate principal amount of senior unsecured notes, consisting of $700.0 million of 1.25% senior notes due 2024, $700.0 million of 1.75% senior notes due 2026, $600.0 million of 2.375% senior notes due 2028, and $500.0 million of 2.65% senior notes due 2031 (collectively, the “Senior Notes,” and such offering, the “Senior Notes Offering”). We incurred $19.6 million towards issuance costs for the Senior Notes. We will pay interest semi-annually on the notes on each of February 9 and August 9, beginning February 9, 2022. The net proceeds from this offering were used to fund a portion of the aggregate cash consideration payable in connection with the Merger, refinance certain of our existing indebtedness and pay related fees and expenses and for general corporate purposes.

The interest rate payable on each series of the Senior Notes will be subject to adjustment from time to time if the credit rating assigned to such series of Senior Notes is downgraded (or downgraded and subsequently upgraded). We may redeem the Senior Notes, at any time in whole or from time to time in part, prior to (i) August 9, 2022 (the “2024 Par Call Date”) in the case of the 2024 Senior Notes, (ii) July 9, 2026 (the “2026 Par Call Date”) in the case of the 2026 Senior Notes, (iii) June 9, 2028 (the “2028 Par Call Date”) in the case of the 2028 Senior Notes, and (iv) May 9, 2031 in the case of the 2031 Senior Notes (the “2031 Par Call Date” and, together with the 2024 Par Call Date, the 2026 Par Call Date and the 2028 Par Call Date, each, a “Par Call Date” and together, the “Par Call Dates”), at a redemption price equal to the greater of (x) 100% of the aggregate principal amount of the applicable Senior Notes to be redeemed and (y) the sum of the present values of the remaining scheduled payments of the principal and interest on the Senior Notes, discounted to the date of redemption on a semi-annual basis at a rate equal to the sum of the applicable treasury rate plus 15 basis points for the 2024 Senior Notes, 20 basis points for the 2026 Senior Notes and 25 basis points for the 2028 Senior Notes and 2031 Senior Notes, plus in each case, accrued and unpaid interest thereon to, but excluding, the redemption date. We may also redeem the Senior Notes of any series at our option, at any time in whole or from time to time in part, on or after the applicable Par Call Date, at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed.

Other borrowings and term debt

We have various other committed and uncommitted lines of credit with financial institutions at certain locations outside the United States, accounts receivable securitization arrangements, factoring of accounts receivable with recourse provisions, capital leases, a building mortgage, short-term loans, term loans, credit facilities, and book overdraft facilities, totaling approximately $635.5 million in borrowing capacity as of November 30, 2021. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal. Interest rates and other terms of borrowing under these lines of credit vary by country, depending on local market conditions. There was $106.3 million outstanding on these facilities at November 30, 2021, at a weighted average interest rate of 4.59%, and there was $57.9 million outstanding at November 30, 2020, at a weighted average interest rate of 1.03%. Borrowings under these lines of credit facilities are guaranteed by the Company or secured by eligible accounts receivable.

At November 30, 2021, we were also contingently liable for reimbursement obligations with respect to issued standby letters of credit in the aggregate outstanding amount of $104.7 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.

The maximum commitment amounts for local currency credit facilities have been translated into United States Dollars at November 30, 2021 exchange rates.

Off-Balance Sheet Arrangements

We have financing programs under which trade accounts receivable owed by certain customers may be sold to financial institutions. Available capacity under these programs is dependent upon the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. In addition, certain of these programs also require that we continue to service, administer and collect the sold accounts receivable. At November 30, 2021 and 2020, we had a total of $759.9 million and $21.4 million, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs. Discount fees for these programs in the years ended November 30, 2021, 2020 and 2019 totaled $4.7 million, $3.2 million and $2.3 million, respectively.

Covenant Compliance

Our credit facilities have a number of covenants and restrictions that require us to maintain specified financial ratios. They also limit our ability to incur additional debt, create liens, enter into agreements with affiliates, modify the nature of our business, and merge or consolidate. As of November 30, 2021, we were in compliance with all current and material covenants for the above arrangements.

Contractual Obligations

We are contingently liable under agreements, without expiration dates, to repurchase repossessed inventory acquired by flooring companies as a result of default on floor plan financing arrangements by our customers. There have been no material repurchases through November 30, 2021 under these agreements and we are not aware of any pending customer defaults or repossession obligations. As we do not have access to information regarding the amount of inventory purchased from us still on hand with the customer at any point in time, our repurchase obligations relating to inventory cannot be reasonably estimated. For more information on our third-party revolving short-term financing arrangements, see Note 2 – Summary of Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 of this Report.

Related Party Transactions

We have a business relationship with MiTAC Holdings, a publicly-traded company in Taiwan, which began in 1992 when MiTAC Holdings became our primary investor through its affiliates. As of November 30, 2021 and 2020, MiTAC Holdings and its affiliates beneficially owned approximately 9.5% and 18% of our outstanding common stock, respectively. Mr. Matthew Miau, the Chairman Emeritus of our Board of Directors and a director, is the Chairman of MiTAC Holdings’ and a director or officer of MiTAC Holdings’ affiliates.

The shares owned by MiTAC Holdings are held by the following entities:

As of November 30, 2021
(shares in thousands)
MiTAC Holdings(1)	5,300
Synnex Technology International Corp.(2)	3,860
Total	9,160

(1)

Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC Holdings. Excludes 192 shares held directly by Mr. Miau, 217 shares indirectly held by Mr. Miau through a charitable remainder trust, and 190 shares held by his spouse.

(2)

Synnex Technology International Corp. (“Synnex Technology International”) is a separate entity from us and is a publicly-traded corporation in Taiwan. Shares are held via Peer Development Ltd., a wholly-owned subsidiary of Synnex Technology International. MiTAC Holdings owns a noncontrolling interest of 14.1% in MiTAC Incorporated, a privately-held Taiwanese company, which in turn holds a noncontrolling interest of 15.7% in Synnex Technology International. Neither MiTAC Holdings nor Mr. Miau is affiliated with any person(s), entity, or entities that hold a majority interest in MiTAC Incorporated.

We purchased inventories and services from MiTAC Holdings and its affiliates totaling $199.7 million, $211.9 million and $173.4 million during fiscal years 2021, 2020 and 2019, respectively. Our sales to MiTAC Holdings and its affiliates during fiscal years 2021, 2020 and 2019 totaled $0.6 million, $0.8 million and $0.8 million, respectively. In addition, we made payments of $0.2 million, $0.1 million and $41 thousand to MiTAC Holdings and its affiliates for reimbursement of rent and overhead costs for facilities used by us during the fiscal years ended November 30, 2021, 2020 and 2019, respectively.

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

Synnex Technology International is a publicly-traded corporation in Taiwan that currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also our competitor. MiTAC Holdings and its affiliates are not restricted from competing with us.

Recently Issued Accounting Pronouncements

For a summary of recent accounting pronouncements and the anticipated effects on our consolidated financial statements see Note 2 - Summary of Significant Accounting Policies to the Consolidated Financial Statements, which can be found under Item 8 of this Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

We are exposed to foreign currency risk in the ordinary course of business. We manage cash flow exposures for our major countries and the foreign currency impact of assets and liabilities denominated in non-functional currencies using a combination of forward contracts. Principal currencies hedged are the Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese yuan, Czech koruna, Danish krone, Euro, Indian rupee, Indonesian rupiah, Japanese yen, Mexican peso, Norwegian krone, Philippine peso, Polish zloty, Singapore dollar, Swedish krona and Swiss franc. We do not hold or issue derivative financial instruments for trading purposes.

In order to provide an assessment of our foreign currency exchange rate risk, we performed an analysis using a value-at-risk (“VaR”) model. The VaR model uses a Monte Carlo simulation to generate 1,000 random market price paths. The VaR model determines the potential impact of the fluctuation in foreign exchange rates assuming a one-day holding period, normal market conditions and a 95% confidence level. The model is not intended to represent actual losses but is used as a risk estimation and management tool. Firm commitments, assets and liabilities denominated in foreign currencies were excluded from the model. The estimated maximum potential one-day loss in fair value, calculated using the VaR model, would be approximately $3.8 million and $1.9 million at November 30, 2021 and 2020, respectively. We believe that the hypothetical loss in fair value of our foreign exchange derivatives would be offset by the gains in the value of the underlying transactions being hedged. Actual future gains and losses associated with our derivative positions may differ materially from the analyses performed as of November 30, 2021, due to the inherent limitations associated with predicting the changes in foreign currency exchange rates and our actual exposures and positions.

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to our outstanding debt obligations which have floated relative to major interest rate benchmarks. We are most sensitive to fluctuations in U.S. interest rates, changes which affect the costs associated with hedging and interest paid on our debt.

To manage interest rate risk on the U.S. dollar-denominated floating-rate debt, we have entered into interest rate swaps with aggregate notional amounts of $1.5 billion and $1.6 billion as of November 30, 2021 and 2020 respectively, which effectively converted a portion of the floating rate debt to a fixed interest rate. All of our interest rate swaps as of November 30, 2021 are accounted for as cash flow hedges. A 15% variation in our interest rates would not have a material impact on the fair value of our swaps.

The following tables present hypothetical interest expense (after considering the impact of the above mentioned swaps) for the years ended November 30, 2021 and 2020, arising from hypothetical parallel shifts in the respective countries’ yield curves, of plus or minus 5%, 10% and 15% related to our outstanding borrowings with variable interest rates.

	Interest Expense Given an Interest Rate Decrease by X Percent			Actual Interest Expense Assuming No Change in Interest Rate	Interest Expense Given an Interest Rate Increase by X Percent
(amounts in thousands)	15%	10%	5%		5%	10%	15%
Total for the year ended November 30, 2021	$145,711	$146,064	$146,415	$146,768	$147,121	$147,472	$147,825
Total for the year ended November 30, 2020	114,785	115,253	115,720	116,188	116,655	117,123	117,591

Equity Price Risk

The equity price risk associated with our marketable equity securities as of November 30, 2021 and 2020 is not material in relation to our consolidated financial position, results of operations or cash flows. Marketable equity securities include shares of common stock and are recorded at fair market value based on quoted market prices. Gains and losses on marketable equity securities are included in earnings.

Item 8.Financial Statements and Supplementary Data

Financial statement schedules not listed above are either omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or in the Notes thereto.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of ours are being made only in accordance with authorizations of management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our evaluation did not include the internal control over financial reporting of Tiger Parent (AP) Corporation, the parent company of Tech Data Corporation (“Tech Data”), which was acquired on September 1, 2021. Total assets and total revenue related to Tech Data excluded from our evaluation represented approximately 40% and 32%, respectively, of the related consolidated financial statement amounts as of and for the fiscal year ended November 30, 2021.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management concludes that, as of November 30, 2021, our internal control over financial reporting was effective at the reasonable assurance level based on those criteria.

The effectiveness of our internal control over financial reporting as of November 30, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears on page 49 of this Report.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
TD SYNNEX Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of TD SYNNEX Corporation and subsidiaries (the Company) as of November 30, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended November 30, 2021, and the related notes and financial statement Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of November 30, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended November 30, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2021 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

The Company acquired Tiger Parent (AP) Corporation during 2021, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2021, Tiger Parent (AP) Corporation’s internal control over financial reporting associated with 40% of total assets and 32% of total revenue included in the consolidated financial statements of the Company as of and for the year ended November 30, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Tiger Parent (AP) Corporation.

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

Sufficiency of audit evidence over revenue

As discussed in Note 13 to the consolidated financial statements, and presented in the consolidated statements of operations, the Company reported revenue of $31,614,170 thousand for the fiscal year ended November 30, 2021.

We identified the evaluation of the sufficiency of audit evidence over revenue as a critical audit matter. The geographical dispersion of distribution and administrative facilities and employees providing revenue generating services required especially subjective auditor judgment in determining the nature and extent of procedures to perform and in evaluating those procedures.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over revenue, including the determination of the locations at which those procedures were to be performed. For certain locations we evaluated the design and tested the operating effectiveness of certain internal controls related to the recognition of revenue. For these locations, we then tested samples of revenue transactions during the year by comparing the amounts recognized by the Company to relevant underlying documentation such as contracts, shipping documents, or other third-party evidence. For other locations we performed a software-assisted analysis to test the relationships among revenues, trade receivables and cash. For these locations we also examined a sample of executed agreements, inspected cash receipts, and re-calculated revenue recognized. We investigated a selection of journal entries that were made by the Company to adjust revenue. We evaluated the sufficiency of the audit evidence obtained over revenue by assessing the results of the procedures performed, including the appropriateness of the determination of locations to perform procedures.

Fair value of acquired intangible assets

As discussed in Note 3 to the consolidated financial statements, on September 1, 2021, the Company acquired Tiger Parent (AP) Corporation (referenced herein as Tech Data) in a business combination. As a result of the transaction, the Company acquired a customer relationships intangible asset associated with the generation of future income from Tech Data’s existing customers and a trade name intangible asset associated with the value of the Tech Data brand name. The acquisition-date fair value of the customer relationships intangible asset and the trade name intangible asset was $3,860,200 thousand and $1,073,700 thousand, respectively, which included amounts related to the Americas and Europe reportable segments.

We identified the evaluation of the acquisition-date fair value measurement of the aforementioned intangible assets, specifically within the Americas and Europe reportable segments, as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate certain assumptions within the discounted cash flow models used to estimate the acquisition-date fair value of these customer relationships and trade name intangible assets. The discounted cash flow models included the following assumptions for which there was limited observable market information, and the estimated fair value of the related intangible assets was sensitive to possible changes to these assumptions:

•	revenue growth rates
•	customer attrition rates
•	discount rates.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s acquisition-date valuation process, including a control related to the development of market participant assumptions. We evaluated the Company’s forecasted revenue growth rates from existing Tech Data customers by comparing forecasted revenue growth assumptions to those of the Company’s peers and industry reports. We compared the Company’s estimates of forecasted revenue growth to Tech Data’s actual results to assess the Company’s ability to accurately forecast. We evaluated the relevance and reliability of the historical customer attrition rate through inquiries with Company management, reconciliation of revenue to audited financial statements and trend analysis. We compared the assumptions related to revenue growth rates and customer attrition rates to those of a market participant, including consideration of recent similar market transactions. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

•	evaluating the customer attrition rates by comparing them to Tech Data’s historical customer attrition data
•

evaluating the discount rates by (i) comparing the inputs of the weighted average cost of capital to available market data for comparable entities and (ii) evaluating the reasonableness of the inputs and assumptions associated with the weighted average return on assets by assessing the methodology used by the Company and performing an independent analysis

•

testing the acquisition-date fair value of the customer relationships and the trade name intangible assets using the Company’s cash flow forecast and discount rate and comparing the results to the Company’s fair value estimate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2012.

Santa Clara, California

January 28, 2022

TD SYNNEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(currency and share amounts in thousands, except par value)

	November 30, 2021	November 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$993,973	$1,412,016
Accounts receivable, net	8,310,032	2,791,703
Receivables from vendors, net	1,118,963	286,327
Inventories	6,642,915	2,684,076
Other current assets	668,261	173,940
Current assets of discontinued operations	—	1,421,065
Total current assets	17,734,144	8,769,127
Property and equipment, net	483,443	157,645
Goodwill	3,917,276	423,885
Intangible assets, net	4,913,124	186,047
Other assets, net	618,393	177,706
Noncurrent assets of discontinued operations	—	3,754,180
Total assets	$27,666,380	$13,468,590

LIABILITIES AND EQUITY
Current liabilities:
Borrowings, current	$181,256	$124,958
Accounts payable	12,034,946	3,751,240
Other accrued liabilities	2,017,253	768,054
Current liabilities of discontinued operations	—	985,840
Total current liabilities	14,233,455	5,630,092
Long-term borrowings	3,955,176	1,496,700
Other long-term liabilities	556,134	130,296
Deferred tax liabilities	1,015,640	5,836
Noncurrent liabilities of discontinued operations	—	1,866,807
Total liabilities	19,760,405	9,129,730
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 200,000 shares authorized, 98,204 and 53,671 shares issued as of November 30, 2021 and 2020, respectively	98	54
Additional paid-in capital	7,271,337	1,591,536
Treasury stock, 2,633 and 2,538 shares as of November 30, 2021 and 2020, respectively	(201,139)	(191,216)
Accumulated other comprehensive loss	(336,194)	(194,571)
Retained earnings	1,171,873	3,133,058
Total stockholders' equity	7,905,975	4,338,860
Total liabilities and equity	$27,666,380	$13,468,590

(Amounts may not add due to rounding)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

TD SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(currency and share amounts in thousands, except per share amounts)

	Fiscal Years Ended November 30,
	2021	2020	2019
Revenue	$31,614,169	$19,977,150	$19,069,970
Cost of revenue	(29,724,635)	(18,783,292)	(17,912,711)
Gross profit	1,889,534	1,193,858	1,157,258
Acquisition, integration and restructuring costs	(112,150)	(7,414)	(981)
Selling, general and administrative expenses	(1,154,166)	(665,102)	(636,849)
Operating income	623,218	521,341	519,429
Interest expense and finance charges, net	(157,835)	(79,023)	(74,225)
Other income (expense), net	1,102	(6,172)	28,083
Income from continuing operations before income taxes	466,485	436,146	473,287
Provision for income taxes	(71,416)	(101,609)	(111,113)
Income from continuing operations	395,069	334,538	362,174
Income from discontinued operations, net of taxes	—	194,622	138,538
Net income	$395,069	$529,160	$500,712
Earnings per common share:
Basic
Continuing operations	$6.28	$6.50	$7.08
Discontinued operations	—	3.78	2.71
Net income	$6.28	$10.28	$9.79
Diluted
Continuing operations	$6.24	$6.46	$7.05
Discontinued operations	—	3.76	2.69
Net income	$6.24	$10.21	$9.74
Weighted-average common shares outstanding:
Basic	62,239	50,900	50,669
Diluted	62,698	51,237	50,936

(Amounts may not add due to rounding)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

TD SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(currency in thousands)

	Fiscal Years Ended November 30,
	2021	2020	2019
Net income	$395,069	$529,160	$500,712
Other comprehensive income (loss):
Change in unrealized losses of defined benefit plans, net of taxes of $0, $3,749 and $5,909 for fiscal years ended November 30, 2021, 2020 and 2019, respectively.	—	(8,500)	(27,312)
Reclassification of net (gains) losses to net income, net of tax of $0 for fiscal years ended November 30, 2021, 2020 and 2019.	—	(300)	1,791
Total change in unrealized losses of defined benefit plans, net of taxes	-	(8,800)	(25,521)
Unrealized gains (losses) on cash flow hedges during the period, net of tax (expense) benefit of ($2,155), $3,981 and $15,083 for fiscal years ended November 30, 2021, 2020 and 2019, respectively.	8,747	(16,405)	(52,714)
Reclassification of net (gains) losses on cash flow hedges to net income, net of tax (benefit) expense of ($10,278), ($880) and $3,792 for fiscal years ended November 30, 2021, 2020 and 2019, respectively.	31,837	3,190	(11,138)
Total change in unrealized gains (losses) on cash flow hedges, net of taxes	40,584	(13,215)	(63,852)
Foreign currency translation adjustments, net of tax (expense) benefit of ($635), $603 and $1,767 for fiscal years ended November 30, 2021, 2020 and 2019, respectively	(186,020)	36,521	8,539
Other comprehensive income (loss)	(145,436)	14,506	(80,834)
Comprehensive income	$249,633	$543,666	$419,878

(Amounts may not add due to rounding)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

TD SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(currency and share amounts in thousands)

	Common stock			Treasury stock
	Shares	Amount	Additional paid-in capital	Shares	Amount	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders' equity
Balances, November 30, 2018	52,861	$53	$1,512,201	2,167	$(149,533)	$(126,288)	$2,198,621	$3,435,054
Share-based compensation	—	—	27,959	—	—	—	—	27,959
Issuance of common stock on exercise of options, for employee stock purchase plan and vesting of restricted stock, net of shares withheld for employee taxes	293	—	5,367	72	(7,911)	—	—	(2,544)
Repurchases of common stock	—	—	—	160	(15,184)	—	—	(15,184)
Cash dividends declared	—	—	—	—	—	—	(76,607)	(76,607)
Other comprehensive income (loss)	—	—	—	—	—	(80,834)	—	(80,834)
Cumulative effect of changes in accounting principles	—	—	—	—	—	(1,955)	1,955	—
Stock issuance costs (related to the Convergys acquisition in fiscal year 2018)	—	—	(107)	—	—	—	—	(107)
Net income	—	—	—	—	—	—	500,712	500,712
Balances, November 30, 2019	53,154	53	1,545,421	2,399	(172,627)	(209,077)	2,624,680	3,788,450
Share-based compensation	—	—	33,202	—	—	—	—	33,202
Issuance of common stock on exercise of options, for employee stock purchase plan and vesting of restricted stock, net of shares withheld for employee taxes	517	1	12,913	104	(15,184)	—	—	(2,270)
Repurchases of common stock	—	—	—	35	(3,405)	—	—	(3,405)
Cash dividends declared	—	—	—	—	—	—	(20,782)	(20,782)
Other comprehensive income (loss)	—	—	—	—	—	14,506	—	14,506
Net income	—	—	—	—	—	—	529,160	529,160
Balances, November 30, 2020	53,671	54	1,591,536	2,538	(191,216)	(194,571)	3,133,058	4,338,860
Separation of Concentrix	—	—	—	—	—	3,813	(2,305,982)	(2,302,169)
Share-based compensation	—	—	53,192	—	—	—	—	53,192
Issuance of common stock on exercise of options, for employee stock purchase plan and vesting of restricted stock, net of shares withheld for employee taxes	533	—	12,789	95	(9,923)	—	—	2,866
Cash dividends declared	—	—	—	—	—	—	(50,272)	(50,272)
Other comprehensive income (loss)	—	—	—	—	—	(145,436)	—	(145,436)
Issuance of common stock on Tech Data merger, net of issuance costs	44,000	44	5,613,820	—	—	—	—	5,613,864
Net income	—	—	—	—	—	—	395,069	395,069
Balances, November 30, 2021	98,204	$98	$7,271,337	2,633	$(201,139)	$(336,194)	$1,171,873	$7,905,975

(Amounts may not add due to rounding)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

TD SYNNEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(currency in thousands)

	Fiscal Years Ended November 30,
	2021	2020	2019
Cash flows from operating activities:
Net income	$395,069	$529,160	$500,712
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	151,664	341,637	372,108
Share-based compensation	53,192	33,202	27,959
Provision for doubtful accounts	(7,544)	49,281	34,911
Deferred income taxes	(322)	(48,992)	(18,189)
Contingent consideration	—	—	(19,034)
Unrealized foreign exchange losses	6,480	6,406	1,521
Impairment of long-lived assets	22,166	—	—
Convertible debt conversion option fair value and extinguishment losses	—	—	1,559
Other	2,629	12,158	9,719
Changes in operating assets and liabilities, net of the impact of Concentrix separation and acquisition of businesses:
Accounts receivable, net	(517,224)	12,691	(326,681)
Receivables from vendors, net	(113,602)	79,842	(26,389)
Inventories	(1,030,110)	(128,786)	(153,134)
Accounts payable	1,854,887	685,014	98,392
Other operating assets and liabilities	(7,498)	262,753	46,465
Net cash provided by operating activities	809,787	1,834,366	549,919
Cash flows from investing activities:
Purchases of property and equipment	(54,892)	(197,965)	(137,423)
Acquisition of businesses, net of cash acquired	(907,093)	(5,560)	(9,427)
Other	9,637	(5,970)	13
Net cash used in investing activities	(952,348)	(209,495)	(146,837)
Cash flows from financing activities:
Proceeds from borrowings	775,552	5,157,157	7,503,598
Repayments of borrowings	(3,425,002)	(5,411,247)	(8,024,961)
Dividends paid	(50,272)	(20,782)	(76,607)
Increase (decrease) in book overdraft	566	(2,627)	(1,908)
Repurchases of common stock	—	(3,405)	(15,184)
Proceeds from issuance of common stock	12,789	12,913	5,367
Repurchases of common stock for tax withholdings on equity awards	(9,923)	(15,184)	(7,911)
Net transfer of cash and cash equivalents to Concentrix	(149,948)	—	—
Settlement of contingent consideration	—	—	(13,966)
Proceeds from issuance of Bonds	2,500,000	—	—
Cash paid for debt issuance costs	(42,254)	(8,521)	(22)
Other	(4,128)	—	(107)
Net cash used in financing activities	(392,620)	(291,696)	(631,701)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(38,776)	4,545	(2,265)
Net (decrease) increase in cash, cash equivalents and restricted cash	(573,957)	1,337,721	(230,884)
Cash, cash equivalents and restricted cash at beginning of year	1,568,870	231,149	462,033
Cash, cash equivalents and restricted cash at end of year	$994,913	$1,568,870	$231,149
Supplemental disclosures of cash flow information:
Interest paid on borrowings	$116,983	$120,896	$156,261
Income taxes paid	$173,547	$179,707	$236,493
Supplemental disclosure of non-cash investing and financing activities:
Issuance of stock to acquire business	$5,614,400	—	—
Net assets transferred to Concentrix	$2,322,598	—	—

(Amounts may not add due to rounding)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

TD SYNNEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(currency and share amounts in thousands unless otherwise noted, except per share amounts)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION:

TD SYNNEX Corporation (together with its subsidiaries, herein referred to as “SYNNEX”, “TD SYNNEX” or the “Company”) is a leading global provider of a comprehensive range of distribution, systems design and integration solutions for the technology industry, headquartered in Fremont, California and Clearwater, Florida and has operations in North and South America, Europe and Asia-Pacific and Japan.

On December 1, 2020, the Company completed the previously announced separation of its customer experience services business (the “Separation”), in a tax-free transaction for federal income tax purposes, which was accomplished by the distribution of one hundred percent of the outstanding common stock of Concentrix Corporation (“Concentrix”). SYNNEX stockholders received one share of Concentrix common stock for every share of SYNNEX common stock held at the close of business on the record date. The Company distributed 51,602 shares of Concentrix common stock to its stockholders. Concentrix is now an independent public company trading under the symbol “CNXC” on the Nasdaq Stock Market. After the Separation, SYNNEX does not beneficially own any shares of Concentrix’ common stock. Beginning December 1, 2020, the Company no longer consolidates Concentrix within its financial results or reflects the financial results of Concentrix within its continuing results of operations.

The financial results of Concentrix for the years ended November 30, 2020 and 2019 are presented as income from discontinued operations, net of taxes on the Consolidated Statements of Operations and its assets and liabilities as of November 30, 2020 are presented as discontinued operations in the Consolidated Balance Sheets. The historical statements of comprehensive income, cash flows and the balances in stockholders' equity have not been revised to reflect the effect of the Separation. For further information on discontinued operations, see Note 5 – Discontinued Operations. Unless noted otherwise, discussion in the Notes to the Consolidated Financial Statements pertain to continuing operations.

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

On March 22, 2021, SYNNEX entered into an agreement and plan of merger (the “Merger Agreement”) which provided that legacy SYNNEX Corporation would acquire legacy Tech Data Corporation, a Florida corporation (“Tech Data”) through a series of mergers, which would result in Tech Data becoming an indirect subsidiary of TD SYNNEX Corporation. (collectively, the "Merger"). On September 1, 2021, pursuant to the terms of the Merger Agreement, the Company acquired all the outstanding shares of common stock of Tiger Parent (AP) Corporation, the parent corporation of Tech Data, for consideration of $1.61 billion in cash ($1.11 billion in cash after giving effect to a $500 million equity contribution by Tiger Parent Holdings, L.P., Tiger Parent (AP) Corporation’s sole stockholder and an affiliate of Apollo Global Management, Inc., to Tiger Parent (AP) Corporation prior to the effective time of the Merger) and 44 million shares of common stock of SYNNEX valued at approximately $5.61 billion. The combined company is referred to as TD SYNNEX. References to the “Company” indicate TD SYNNEX for periods after the Merger and SYNNEX for periods prior to the Merger.

Certain columns and rows may not add due to the use of rounded numbers.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. The Company evaluates these estimates on a regular basis and bases them on historical experience and on various assumptions that the Company believes are reasonable. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and work force participation and created volatility and disruption of financial markets, the impact of which was most acute during the second quarter of fiscal year 2020. Despite improvements in the global economy since the onset of the pandemic, the emergence of the Delta and Omicron variants and other mutations bring uncertainty to continued economic recovery. As a result, the Company cannot at this time accurately predict what effects these conditions will have on its operations and financial condition, including due to the uncertainties relating to the severity and duration of the pandemic, the effect on its customers and customer demand and the length of the restrictions and closures imposed by various governments. Consequently, many of the estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, these estimates may change in future periods. Actual results could differ from the estimates.

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

Prior to the Separation, the Company had two reportable segments: Technology Solutions and Concentrix. After giving effect to the Separation of the Concentrix segment, the Company operated with one reportable segment: Technology Solutions. After completion of the Merger, the Company reviewed its reportable segments as there was a change in its chief executive officer, who is also the Company’s chief operating decision maker. The Company’s chief operating decision maker has a leadership structure aligned with the geographic locations of the Americas, Europe and Asia-Pacific and Japan (“APJ”) and reviews and allocates resources based on these geographic locations. As a result, as of September 1, 2021 the Company began operating in three reportable segments based on its geographic locations: the Americas, Europe and APJ.

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

Accounts receivable

The Company maintains an allowance for doubtful accounts as an estimate to cover the future expected credit losses resulting from uncertainty regarding collections from customers or original equipment manufacturer (“OEM”) vendors to make payments for outstanding balances. In estimating the required allowance, the Company takes into consideration historical credit losses, current conditions and reasonable and supportable forecasts. Adjustments to historical loss information are made for differences in current conditions as well as changes in forecasted macroeconomic conditions, such as changes in unemployment rates or gross domestic product growth. Expected credit losses are estimated on a pool basis when similar risk characteristics exist using an age-based reserve model. Receivables that do not share risk characteristics are evaluated on an individual basis.

The Company has uncommitted supply-chain financing programs with global financial institutions under which trade accounts receivable of certain customers and their affiliates may be acquired, without recourse, by the financial institutions. Available capacity under these programs is dependent on the level of the Company’s trade accounts receivable with these customers and the financial institutions’ willingness to purchase such receivables. In addition, certain of these programs also require that the Company continue to service, administer and collect the sold accounts receivable. As of November 30, 2021, and 2020, accounts receivable sold to and held by the financial institutions under these programs were $759,884 and $15,572, respectively. Discount fees related to the sale of trade accounts receivable under these facilities are included in “Interest expense and finance charges, net” in the Consolidated Statements of Operations. During the fiscal years ended November 30, 2021, 2020 and 2019, discount fees were $4,669, $3,176 and $2,256, respectively.

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

For derivative instruments that hedge the exposure to variability in expected future cash flows that are designated as cash flow hedges, the gain or loss on the derivative instrument is reported as a component of “Accumulated other comprehensive income (loss)” in stockholders’ equity and reclassified into earnings in the same line associated with the hedged transactions, in the same period or periods during which the hedged transaction affects earnings. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions.

For derivative instruments that are not designated as hedges, gains and losses resulting from changes in fair value on derivative instruments are reported in the Consolidated Statements of Operations in the current period.

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

The Company’s capitalized software has been obtained or developed for internal use only. Development and acquisition costs are capitalized for computer software only when management authorizes and commits to funding a computer software project through the approval of a capital expenditure requisition, and the software project is either for the development of new software, to increase the life of existing software or to add significantly to the functionality of existing software. Once these requirements have been met, capitalization would begin at the point that conceptual formulation, evaluation, design and testing of possible software project alternatives have been completed. Capitalization ceases when the software project is substantially complete and ready for its intended use.

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

Goodwill and intangible assets

The values assigned to intangible assets include estimates and judgment regarding expectations for the length of customer relationships acquired in a business combination. Included within intangible assets is an indefinite lived trade names intangible asset. Indefinite lived intangible assets are tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Other purchased intangible assets are amortized over the useful lives based on estimates of the use of the economic benefit of the asset or on the straight-line amortization method.

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

Definite-lived intangible assets consist primarily of customer relationships and lists, vendor lists and other intangible assets. Amortization is based on the pattern in which the economic benefits of the intangible assets will be consumed or on a straight-line basis when the consumption pattern is not apparent over the following useful lives:

Customer relationships and lists	4 - 15 years
Vendor lists	10 years
Other intangible assets	1 - 10 years

Impairment of long-lived assets

The Company reviews the recoverability of its long-lived assets, such as definite-lived intangible assets, property and equipment and certain other assets, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows, undiscounted and without interest charges, of the related operations. If these cash flows are less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value.

Leases

The Company enters into leases as a lessee for property and equipment in the ordinary course of business. When procuring goods or services, or upon entering into a contract with its customers, the Company determines whether an arrangement contains a lease at its inception. As part of that evaluation, the Company considers whether there is an implicitly or explicitly identified asset in the arrangement and whether the Company, as the lessee, or the customer, if the Company is the lessor, has the right to control the use of that asset. Effective December 1, 2019, when the Company is the lessee, all leases with a term of more than 12 months are recognized as right-of-use (“ROU”) assets and associated lease liabilities in the Consolidated Balance Sheet. Lease liabilities are recorded at the lease commencement date and determined using the present value of the lease payments not yet paid, at the Company’s incremental borrowing rate, which approximates the rate at which the Company would borrow on a secured basis in the country where the lease was executed. The interest rate implicit in the lease is generally not determinable in transactions where the Company is the lessee. The ROU asset equals the lease liability adjusted for any initial direct costs, prepaid rent and lease incentives. The Company’s variable lease payments generally relate to payments tied to various indexes, non-lease components and payments above a contractual minimum fixed amount.

Operating leases are included in other assets, net, other accrued liabilities and other long-term liabilities in the Consolidated Balance Sheet. Substantially all of the Company's leases are classified as operating leases and the Company’s finance leases are not material. The lease term includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company made a policy election to not recognize leases with a lease term of 12 months or less in the Consolidated Balance Sheet. Lease expenses are recorded within selling, general, and administrative expenses in the Consolidated Statements of Operations. Operating lease payments are presented within “Cash flows from operating activities” in the Consolidated Statements of Cash Flows.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, accounts receivable, receivables from vendors and derivative instruments.

The Company’s cash and cash equivalents and derivative instruments are transacted and maintained with financial institutions with high credit standing, and their compositions and maturities are regularly monitored by management. Through November 30, 2021, the Company has not experienced any material credit losses on such deposits and derivative instruments.

Accounts receivable include amounts due from customers, including related party customers. Receivables from vendors, net, includes amounts due from OEM vendors primarily in the technology industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for potential credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of its receivable portfolio, the existence of credit insurance and specifically identified customer and vendor risks. The Company also considers risks attributed to COVID-19 in establishing the required allowances.

One customer accounted for 17%, 23% and 24% of the Company’s total revenue in fiscal years 2021, 2020 and 2019, respectively. Products purchased from the Company’s largest OEM supplier, HP Inc., accounted for approximately 12%, 15% and 14% of the Company’s total revenue during fiscal years 2021, 2020 and 2019, respectively.

As of November 30, 2021, no single customer comprised more than 10% of the consolidated accounts receivable balance. As of November 30, 2020, one customer comprised 15% of the consolidated accounts receivable balance.

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

The Company disaggregates its operating segment revenue by geography, which the Company believes provides a meaningful depiction of the nature of its revenue. Disaggregated revenue disclosure is presented in Note 13 – Segment Information.

Cost of Revenue

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

Warranties

The Company’s OEM suppliers generally warrant the products distributed by the Company and allow returns of defective products. The Company generally does not independently warrant the products it distributes; however, the Company does warrant the following: (1) products that it builds to order from components purchased from other sources, (2) services with regard to products integrated for its customers; and (3) products sold in countries where the Company is responsible for defective product as a matter of law. The time period required by law in certain countries exceeds the warranty period provided by the manufacturer. The Company is obligated to provide warranty protection for sales of certain IT products within the European Union (“EU”) for up to two years as required under the EU directive where vendors have not affirmatively agreed to provide pass-through protection. Warranty expense and the accrual for warranty costs were not material to the Company’s Consolidated Financial Statements for any of the periods presented.

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

Foreign currency translations

The financial statements of the Company’s international subsidiaries whose functional currencies are the local currencies are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the month. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive income (loss)” in stockholders’ equity. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses resulting from foreign currency transactions are included in earnings within “Cost of revenue” and “Other income (expense), net.”

Comprehensive income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The primary components of comprehensive income for the Company include net income, foreign currency translation adjustments arising from the consolidation of the Company’s international subsidiaries and unrealized gains and losses on cash flow hedges.

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

Reclassifications

Certain reclassifications have been made to prior period amounts in the Consolidated Financial Statements to conform to the current period presentation. These reclassifications did not have a material impact on previously reported amounts.

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

Recently issued accounting pronouncements

In October 2021, the FASB issued new guidance which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, “Revenue from

Contracts with Customers.” Generally, this new guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. Historically, such amounts were recognized by the acquirer at fair value in acquisition accounting. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years (the fiscal quarter ending February 28, 2023 for the Company), and should be applied prospectively to acquisitions occurring on or after the effective date. Early adoption is permitted. The Company has not yet adopted this standard and will evaluate the impact of the new standard on future acquisitions.

In March 2020, the FASB issued optional guidance for a limited time to ease the potential burden in accounting for or recognizing the effects of reference rate reform, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”) on financial reporting. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments are elective and are effective upon issuance for all entities through December 31, 2022. The Company does not currently expect any material impacts from the adoption of this new guidance.

In December 2019, the FASB issued new guidance that simplifies the accounting for income taxes. The guidance is effective for annual reporting periods beginning after December 15, 2020, and interim periods within those reporting periods. Certain amendments should be applied prospectively, while other amendments should be applied retrospectively to all periods presented. The Company does not currently expect any material impacts from the adoption of this new guidance.

NOTE 3—ACQUISITIONS:

Tech Data Merger

On September 1, 2021, pursuant to the terms of the Merger Agreement, the Company acquired all the outstanding shares of common stock of Tiger Parent (AP) Corporation, the parent corporation of Tech Data, for an aggregate purchase price of $7.22 billion, comprised of $1.61 billion in cash ($1.11 billion in cash after giving effect to a $500 million equity contribution by Tiger Parent Holdings, L.P., Tiger Parent (AP) Corporation’s sole stockholder and an affiliate of Apollo Global Management, Inc., to Tiger Parent (AP) Corporation prior to the effective time of the Merger) and 44 million shares of common stock of SYNNEX, valued at approximately $5.61 billion based on the closing price of the Company’s common stock on September 1, 2021. The Merger created a leading global distributor and solutions aggregator for the IT ecosystem. The Company used the net proceeds from the issuance of new Senior Notes, borrowings under its new credit agreement and cash on hand to fund the above payments. Additionally, the Company repaid the majority of Tech Data's outstanding debt after the Merger, including approximately $2.4 billion outstanding under Tech Data’s existing Asset-Based Credit Agreement and approximately $0.2 billion of outstanding Tech Data Senior Notes.

The Company has accounted for the Merger as a business combination and allocated the purchase price to the estimated fair values of Tiger Parent (AP) Corporation’s assets acquired and liabilities assumed. As the Merger occurred during the fourth quarter of the Company’s fiscal year, the Company has not yet completed its evaluation and determination of certain assets acquired and liabilities assumed, primarily (i) the final assessment and valuation of certain assets acquired and liabilities assumed, including accounts receivable, receivables from vendors, inventory, accrued expenses and other liabilities and (ii) the final assessment and valuation of certain income tax amounts. Therefore, the final fair values of the assets and liabilities may vary from the Company's preliminary estimates.

The preliminary allocation of the purchase price is as follows:

Purchase price allocation:	Fair Value
Cash and cash equivalents	$702,907
Accounts receivable, net	5,150,725
Receivables from vendors, net	730,639
Inventories	2,993,239
Other current assets	394,101
Property and equipment	347,532
Goodwill	3,544,585
Intangible assets	4,933,900
Other assets	474,000
Total assets	19,271,628

Borrowings, current	493,076
Accounts payable	6,611,817
Other accrued liabilities	1,246,415
Long-term borrowings	2,218,672
Other long-term liabilities	416,229
Deferred tax liabilities	1,061,019
Total liabilities	12,047,228

Purchase consideration	$7,224,400

The allocation of the value of identifiable intangible assets is as follows:

	Fair value	Weighted average useful life
Customer relationships	$3,860,200	14 years
Trade name	1,073,700	Indefinite lived
Total intangibles acquired	$4,933,900

Goodwill is the excess of the consideration transferred over the net assets recognized and primarily represents future economic benefits arising from assets acquired that are not individually identified and separately recognized, including synergies inherent in the acquired business, of which approximately $500 million is expected to be deductible for tax purposes.

Included within the Company’s Consolidated Statement of Operations are estimated revenues for the year ended November 30, 2021, of approximately $10.0 billion from Tech Data subsequent to the acquisition date of September 1, 2021. As the Company began integrating certain sales and other functions after the closing of the acquisition, these amounts represent an estimate of the Tech Data revenues for the fiscal year ended November 30, 2021. It is not necessarily indicative of how the Tech Data operations would have performed on a stand-alone basis. As a result of certain integration activities subsequent to the date of acquisition, it is impracticable to disclose net income from Tech Data for the period subsequent to the acquisition date.

The following table presents unaudited supplemental pro forma information as if the Merger had occurred at the beginning of fiscal 2020, after giving effect to certain adjustments related to the transaction. The pro forma results exclude any benefits that may result from potential cost savings and certain non-recurring costs. As a result, the pro forma information below does not purport to present what actual results would have been had the Merger been consummated on the date indicated and it is not necessarily indicative of the results of operations that may result in the future.

	(Unaudited)
	Years Ended November 30,
	2021	2020
Revenue	$60,623,568	$55,974,478
Income from continuing operations attributable to TD SYNNEX Corporation	519,688	349,356

Adjustments reflected in the pro forma results include the following:

•	Amortization of acquired intangible assets
•	Interest costs associated with the Merger
•	Removal of certain non-recurring transaction costs of $22.3 million and non-recurring financing costs of $47.0 million
•	Tax effects of adjustments based on an estimated statutory tax rate

NOTE 4—ACQUISTION, INTEGRATION AND RESTRUCTURING EXPENSES:

Acquisition, integration and restructuring costs are primarily comprised of costs related to the Merger, costs related to the Global Business Optimization 2 Program initiated by Tech Data prior to the Merger (the “GBO 2 Program”) and costs related to the Separation.

The Merger

The Company incurred acquisition, integration and restructuring costs related to the completion of the Merger, including professional services costs, personnel and other costs, an impairment of long-lived assets and stock-based compensation expense. Professional services costs are primarily comprised of legal expenses and tax and other consulting services. Personnel and other costs are primarily comprised of costs related to the settlement of certain outstanding long-term cash incentive awards for Tech Data upon closing of the Merger, retention and other bonuses, as well as severance costs. Impairment of long-lived assets relates to a charge of $22.2 million recorded for the write-off of capitalized costs associated with Tech Data’s tdONE program in conjunction with the decision to consolidate certain IT systems. Stock-based compensation expense primarily relates to costs associated with the conversion of certain Tech Data performance-based equity awards issued prior to the Merger into restricted stock units of TD SYNNEX (refer to Note 6 – Share Based Compensation for further information) and expenses for certain restricted stock awards issued in conjunction with the Merger.

To date, acquisition and integration expenses related to the Merger were composed of the following:

Year Ended November 30,
2021
Professional services costs	$22,288
Personnel and other costs	33,716
Impairment of long-lived assets	22,166
Stock-based compensation	20,113
Total	$98,283

GBO 2 Program

Prior to the Merger, Tech Data implemented its GBO 2 Program that includes investments to optimize and standardize processes and apply data and analytics to be more agile in a rapidly evolving environment, increasing productivity, profitability and optimizing net-working capital. TD SYNNEX plans to continue this program in conjunction with the Company’s integration activities. Acquisition, integration and restructuring expenses related to the GBO 2 Program are primarily comprised of restructuring costs and other professional services costs. Restructuring costs are comprised of severance costs and other associated exit costs, including certain consulting costs. Other professional services costs are primarily comprised of professional services fees not related to restructuring activities, including costs related to improving profitability and optimizing net-working capital.

Acquisition, integration and restructuring costs under the GBO2 Program for fiscal 2021 included the following:

Year Ended November 30,
2021
Restructuring costs	$8,709
Other professional services costs	5,158
Total	$13,867

Restructuring costs under the GBO 2 Program for fiscal 2021 were composed of the following:

Year Ended November 30,
2021
Severance	$2,893
Other exit costs	5,816
Total	$8,709

During fiscal 2021, the Company recorded restructuring costs related to GBO 2 of $2,658, $5,746 and $305, for the Americas, Europe and APJ regions, respectively.

Restructuring activity during fiscal 2021 related to the GBO 2 Program is as follows:

Restructuring costs	Severance and Benefits	Other Exit Costs	Total
Accrued Balance as of November 30, 2020	$-	$-	$-
Balance acquired related to the Merger	5,095	221	5,316
Expenses during fiscal 2021	2,893	5,816	8,709
Cash payments	(2,953)	(4,427)	(7,380)
Foreign currency translation	(117)	(19)	(136)
Accrued Balance as of November 30, 2021	$4,918	$1,591	$6,509

The Separation

During the fiscal year ended November 30, 2020, the Company incurred $7,414 in transaction costs related to the Separation of Concentrix.

NOTE 5—DISCONTINUED OPERATIONS:

The following table summarizes the financial results from discontinued operations of Concentrix included in the Consolidated Statement of Operations:

	Fiscal Years Ended November 30
	2020	2019
Revenue	$4,719,534	$4,707,912
Costs and expenses	(4,410,773)	(4,413,580)
Interest expense and finance charges and others, net	(40,866)	(89,916)
Income from discontinued operations before taxes	267,895	204,416
Provision for income taxes	(73,273)	(65,878)
Income from discontinued operations, net of taxes	$194,622	$138,538

There were no revenues earned or cost and expenses incurred of discontinued operations during the fiscal year ended November 30, 2021. There were no non-cash items or capital expenditures of discontinued operations during the fiscal year ended November 30, 2021. During the fiscal years ended November 30, 2020 and 2019, significant non-cash items and capital expenditures of discontinued operations included in the Consolidated Statement of Cash Flows are outlined below:

	Fiscal Years Ended November 30
	2020	2019
Operating activities:
Depreciation and amortization	$276,566	$305,780
Share-based compensation	15,572	10,351
Provision for doubtful accounts	8,139	930
Deferred income taxes	(29,470)	(6,661)
Unrealized foreign exchange losses	5,647	1,116
Investing activities:
Purchases of property and equipment	$171,332	$111,122

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

In connection with the Separation, $3,813 of accumulated other comprehensive income, net of income taxes, related to foreign currency translation adjustments, cash flow hedges and pension plan obligations was transferred to Concentrix on the Separation date. Refer to Note 8 - Balance Sheet Components for more information.

NOTE 6—SHARE-BASED COMPENSATION:

Overview of stock incentive plans

The Company’s stock incentive plans include plans adopted in 2020, 2013 and 2003 (the “TD SYNNEX Plan(s)”). The TD SYNNEX Plans, as amended, provide for the direct award or sale of shares of common stock, restricted stock awards, and restricted stock units, the grant of options to purchase shares of common stock and the award of stock appreciation rights to employees and non-employee directors and consultants.

The number of authorized shares under the 2020 TD SYNNEX Plan will not exceed the sum of 2,493 shares of common stock, plus any shares under the amended and restated 2013 and 2003 TD SYNNEX Plans that are subject to outstanding awards granted to the extent those awards expire, terminate or are canceled for any reason prior to exercise without the issuance or delivery of such shares, any shares subject to vesting restrictions that are subsequently forfeited, and any reserved shares not issued or subject to outstanding awards, up to 3,950 shares, which was due to antidilution provisions in the 2020 TD SYNNEX Plan increased by 2,621 shares following the Separation. No further grants may be made under the 2013 or 2003 TD SYNNEX Plans and all outstanding awards under the 2013 and 2003 Plans continue to be governed by their existing terms. As of November 30, 2021, there were 4,555 shares of common stock available for future grants.

Under the Plans, qualified employees are eligible for the grant of incentive stock options to purchase shares of common stock. Qualified employees and outside directors and consultants are eligible for the grant of non-qualified stock options, stock appreciation rights, restricted stock grants and restricted stock units. The outstanding restricted stock awards and units generally vest one fifth ratably over a five-year period, with certain awards subject to other vesting periods as defined per the grant agreement. Certain restricted stock units vest subject to the achievement of individual, divisional or company-wide performance goals. The majority of the performance-based restricted stock units vest at the end of three-year requisite service periods, subject to the achievement of company-wide financial performance goals approved by the Compensation Committee. The exercise price for incentive stock options will not be less than 100% of the fair market value of the stock on the date of grant and the stock options have a contractual term of ten years. The majority of outstanding stock options vest as to one fifth of the stock underlying the stock options on the first anniversary date of the grant and the remaining vest monthly over a four-year period starting one month after the first anniversary of the date of grant. Restricted stock granted to qualified non-employee directors vests one fourth on a quarterly basis over a one-year period. The holders of restricted stock awards are entitled to the same voting, dividend and other rights as the Company’s common stockholders.

Unless terminated sooner, the 2020 TD SYNNEX Plan will terminate on March 17, 2030.

The Company recognizes share-based compensation expense for all share-based awards made to employees and directors, including employee stock options, restricted stock awards, restricted stock units, performance-based restricted stock units and employee stock purchase rights, based on estimated fair values.

The Company recorded share-based compensation expense in the Consolidated Statements of Operations for fiscal years 2021, 2020 and 2019 as follows:

	Fiscal Years Ended November 30,
	2021	2020	2019
Total share-based compensation	$53,192	$17,631	$17,608
Tax benefit recorded in the provision for income taxes	(12,145)	(4,355)	(4,367)
Effect on net income	$41,047	$13,276	$13,241

Substantially all of the share-based compensation expense was recorded in “Selling, general and administrative expenses” and “Acquisition, integration and restructuring costs” in the Consolidated Statements of Operations.

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

Employee Stock Options

 A summary of the changes in the Company’s stock options is set forth below:

	Options Outstanding
	Number of shares	Weighted- average exercise price per share
Balances, November 30, 2020	684	$47.08
Options granted	239	100.45
Options exercised	(234)	45.08
Balances, November 30, 2021	689	$66.29

The Company did not grant any options during the fiscal year 2020. The following assumptions were used in the Black-Scholes valuation model in fiscal years 2021 and 2019:

Fiscal Years Ended November 30,
	2021	2019
Expected life (years)	5.5 - 6.1	6.0 - 6.1
Risk free interest rate	0.72% - 1.16%	1.59% - 2.62%
Expected volatility	38.01% - 38.85%	32.33% - 33.69%
Dividend yield	0.75% - 0.88%	1.36% - 1.54%

The weighted-average grant-date fair values of the stock options granted during fiscal years 2021 and 2019 were $34.37, and $32.76, respectively. As of November 30, 2021, 689 options were outstanding with a weighted-average life of 7.45 years, a weighted-average exercise price of $66.29 per option and an aggregate pre-tax intrinsic value of $26,149. As of November 30, 2021, 316 options were vested and exercisable with a weighted-average life of 6.07 years, a weighted-average exercise price of $50.35 per share and an aggregate pre-tax intrinsic value of $16,786.

The cash received from the exercise of options and the intrinsic values of options exercised during fiscal years 2021, 2020 and 2019 were as follows:

	Fiscal Years Ended November 30,
	2021	2020	2019
Intrinsic value of options exercised	$16,163	$15,746	$3,782
Cash received from exercise of options	$10,541	$9,018	$1,908

The Company settles employee stock option exercises with newly issued common shares.

As of November 30, 2021, the unamortized share-based compensation expense related to unvested stock options under the TD SYNNEX Plans was $7,433 which will be recognized over an estimated weighted-average amortization period of 3.77 years.

Restricted Stock Awards and Restricted Stock Units

A summary of the changes in the Company’s non-vested restricted stock awards and stock units during fiscal year 2021 is presented below:

	Number of shares	Weighted-average, grant-date fair value per share
Non-vested as of November 30, 2020	824	$101.94
Awards granted	537	100.04
Units granted	147	96.29
Awards and units vested	(274)	107.38
Awards and units cancelled/forfeited(1)	(168)	85.82
Non-vested as of November 30, 2021	1,066	$100.20
(1) For performance-based restricted stock units, the difference between maximum awards and the actual number of shares issued upon full vesting is included.

As of November 30, 2021, there was $54,382 of total unamortized share-based compensation expense related to non-vested restricted stock awards and stock units granted under the TD SYNNEX Plans. That cost is expected to be recognized over an estimated weighted-average amortization period of 2.79 years.

In connection with the Separation, as required by the TD SYNNEX stock incentive plans, the Company made certain adjustments to outstanding employee equity awards with the intention of preserving the intrinsic value of the awards prior to the Separation. In accordance with the employee matters agreement, each exercisable and non-exercisable stock option and unvested restricted stock award was modified into similar awards of both SYNNEX and Concentrix and the exercise price of outstanding stock options was adjusted to preserve the intrinsic value of the awards. Certain restricted stock units and performance-contingent awards were modified to provide the holders restricted stock units and performance contingent awards in the company that employs such employee following the Separation. When settled wholly in the employer’s shares, the ratio was based on the closing stock price of SYNNEX at November 30, 2020 compared to the opening stock price of the respective entity on December 1, 2020. The options strike prices were adjusted in the same manner. The modification of these awards did not result in material incremental compensation cost.

Tech Data Equity Awards

Prior to the Merger, certain of Tech Data’s employees were granted performance-based equity awards in Tiger Parent Holdings L.P., a partnership entity that was the parent company of Tiger Parent (AP) Corporation and Tech Data, that were unvested at the time of the closing of the Merger. Upon closing of the Merger, the unvested performance-based equity awards were converted into 751 restricted stock units of TD SYNNEX that vest over two years. The restricted stock units had a fair value of $127.60 per share upon closing of the Merger resulting in a total fair value of $95,871 which will be recorded as share-based compensation expense on a straight-line over the vesting period in “Acquisition, integration, and restructuring costs” in the Consolidated Statement of Operations. No awards were vested or forfeited during the fiscal year ended November 30, 2021. As of November 30, 2021, there was $83,887 of total unamortized share-based compensation expense related to these unvested awards to be recognized over a weighted-average amortization period of 1.75 years.

2014 Employee Stock Purchase Plan

On January 6, 2014, the Board of Directors approved the adoption of the 2014 Employee Stock Purchase Plan (“2014 ESPP”) to succeed the Company's 2003 Employee Stock Purchase Plan. The 2014 ESPP, as amended, commenced on January 1, 2015 with 750 authorized shares, which was due to antidilution provisions in the 2014 ESPP increased by 537 authorized shares following the Separation. Under the 2014 ESPP, there are four offering periods of three months each in a calendar year. Eligible employees in the United States can choose to have a fixed percentage deducted from their bi-weekly compensation to purchase the Company’s common stock at a discount of 5%. The maximum number of shares a participant may purchase is 0.625 during a single accumulation period subject to a maximum purchase limit of $10 in a calendar year. Highly compensated employees are not eligible to participate in the plan.

Share-based compensation expense related to the 2014 ESPP was immaterial during fiscal years 2021, 2020 and 2019.

  NOTE 7—STOCKHOLDERS’ EQUITY:

Share Repurchase Programs

In June 2020, the Board of Directors authorized a three-year $400,000 share repurchase program, effective July 1, 2020, pursuant to which the Company may repurchase its outstanding common stock from time to time in the open market or through privately negotiated transactions. As of November 30, 2021, the Company had not repurchased any shares under this program.

Dividends

The Company declared cumulative cash dividends of $0.80, $0.40 and $1.50 per share during the years ended November 30, 2021, 2020 and 2019, respectively. On January 11, 2022, the Company announced a cash dividend of $0.30 per share to stockholders of record as of January 21, 2022, payable on January 28, 2022. Dividends are subject to continued capital availability, compliance with the covenants and conditions in some of the Company's credit facilities and the declaration by the Board of Directors in the best interest of the Company’s stockholders.

NOTE 8—BALANCE SHEET COMPONENTS:

Cash, cash equivalents and restricted cash:

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	As of November 30,
	2021	2020
Cash and cash equivalents	$993,973	$1,412,016
Restricted cash included in other current assets	940	504
Cash, cash equivalents and restricted cash	$994,913	$1,412,520

Accounts receivable, net:	As of November 30,
	2021	2020
Accounts receivable	$8,424,868	$2,859,064
Less: Allowance for doubtful accounts	(114,836)	(67,361)
Accounts receivable, net	$8,310,032	$2,791,703

Receivables from vendors, net:	As of November 30,
	2021	2020
Receivables from vendors	$1,130,091	$291,453
Less: Allowance for doubtful accounts	(11,128)	(5,126)
Receivables from vendors, net	$1,118,963	$286,327

Allowance for doubtful trade receivables:

Balance at November 30, 2018	$7,480
Additions	23,214
Write-offs, reclassifications and foreign exchange translation	(6,831)
Balance at November 30, 2019	23,865
Additions	42,592
Write-offs, reclassifications and foreign exchange translation	904
Balance at November 30, 2020	67,361
Acquisitions	75,362
Additions (deductions)	(7,544)
Write-offs, reclassifications and foreign exchange translation	(20,343)
Balance at November 30, 2021	$114,836

Allowance for receivables from vendors:

Balance at November 30, 2018	$6,188
Additions	3,675
Write-offs, reclassifications and foreign exchange translation	(4,382)
Balance at November 30, 2019	5,481
Additions	—
Write-offs, reclassifications and foreign exchange translation	(354)
Balance at November 30, 2020	5,126
Acquisitions	7,524
Additions	588
Write-offs, reclassifications and foreign exchange translation	(2,110)
Balance at November 30, 2021	$11,128

Property and equipment, net:	As of November 30,
	2021	2020
Land	$28,409	$18,400
Equipment, computers and software	406,972	143,791
Furniture and fixtures	53,766	30,355
Buildings, building improvements and leasehold improvements	218,284	147,830
Construction-in-progress	1,045	1,732
Total property and equipment, gross	$708,476	342,108
Less: Accumulated depreciation and amortization	(225,033)	(184,464)
Property and equipment, net	$483,443	$157,645

Depreciation and amortization expense for fiscal years 2021, 2020 and 2019, was $44,232, $24,923 and $22,454, respectively.

Goodwill:	Fiscal Year Ended November 30, 2021
	Americas	Europe	APJ	Total
Balance, beginning of year	$410,055	$—	$13,829	$423,885
Additions from acquisitions	2,049,027	1,425,295	70,263	3,544,585
Foreign exchange translation	(7,604)	(44,272)	683	(51,194)
Balance, end of year	$2,451,478	$1,381,023	$84,775	$3,917,276

Intangible assets, net:	As of November 30, 2021			As of November 30, 2020
	Gross Amounts	Accumulated Amortization	Net Amounts	Gross Amounts	Accumulated Amortization	Net Amounts
Intangible assets with indefinite lives:
Trade names	$1,050,071	$-	$1,050,071	$-	$-	$-
Intangible assets with finite lives:
Customer relationships and lists	$3,958,033	$(186,263)	$3,771,770	$175,812	$(101,095)	$74,717
Vendor lists	177,105	(98,670)	78,435	177,555	(82,187)	95,368
Other intangible assets	28,213	(15,365)	12,848	28,348	(12,387)	15,961
	$5,213,422	$(300,298)	$4,913,124	$381,715	$(195,669)	$186,047

Amortization expense for fiscal years 2021, 2020 and 2019, was $105,332, $40,148 and $43,875, respectively.

Estimated future amortization expense of the Company’s intangible assets is as follows:

Fiscal years ending November 30,
2022	$304,073
2023	300,084
2024	295,162
2025	291,735
2026	288,958
Thereafter	2,383,041
Total	$3,863,053

Accumulated other comprehensive income (loss)

The components of accumulated other comprehensive income (loss) ("AOCI"), net of taxes, were as follows:

	Unrecognized gains (losses) on defined benefit plan, net of taxes	Unrealized gains (losses) on cash flow hedges, net of taxes	Foreign currency translation adjustment and other, net of taxes	Total
Balance, beginning of year	$(37,584)	$(60,147)	$(96,840)	$(194,571)
Transferred to Concentrix	38,655	(29,240)	(5,602)	3,813
Other comprehensive income (loss) before reclassification	—	8,747	(186,020)	(177,273)
Reclassification of (gains) losses from other comprehensive income (loss)	—	31,837	—	31,837
Balance, end of year	$1,071	$(48,803)	$(288,462)	$(336,194)

Refer to Note 9 – Derivative Instruments for the location of gains and losses reclassified from accumulated other comprehensive income (loss) to the Consolidated Statements of Operations. Reclassifications of amortization of actuarial (gains) losses of defined benefits plans is recorded in "Other income (expense), net" in the combined statement of operations.

Foreign currency translation adjustment and other, net of taxes, is comprised of foreign currency translation adjustments and unrealized gains and losses on Concentrix’ available-for-sale debt securities prior to the Separation.

NOTE 9—DERIVATIVE INSTRUMENTS:

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

Cash Flow Hedges

The Company uses interest rate swap derivative contracts to economically convert a portion of its variable-rate debt to fixed-rate debt. The swaps have maturities at various dates through October 2023. The Company terminated interest rate swaps with a notional value of $400,000 in December 2021. Gains and losses on cash flow hedges are recorded in AOCI until the hedged item is recognized in earnings. Deferred gains and losses associated with cash flow hedges of interest payments are recognized in Interest expense and finance charges, net in the same period as the related expense is recognized. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified into earnings in the period of de-designation. Any subsequent changes in fair value of such derivative instruments are recorded in earnings unless they are re-designated as hedges of other transactions.

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

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

The fair values of the Company’s derivative instruments are disclosed in Note 10 - Fair Value Measurements and summarized in the table below:

	Value as of
Balance Sheet Line Item	November 30, 2021	November 30, 2020
Derivative instruments not designated as hedging instruments:
Foreign exchange forward contracts (notional value)	$1,217,595	$274,181
Other current assets	13,764	209
Other accrued liabilities	2,992	3,232
Interest rate swap (notional value)	$-	$100,000
Other assets, net	-	-
Other accrued liabilities	-	128
Derivative instruments designated as cash flow hedges:
Interest rate swaps (notional value)	$1,500,000	$1,500,000
Other accrued liabilities	38,670	115,598
Other long-term liabilities	24,151	-

Volume of activity

The notional amounts of foreign exchange forward contracts represent the gross amounts of foreign currency, including, principally, the Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese yuan, Czech koruna, Danish krone, Euro, Indian rupee, Indonesian rupiah, Japanese yen, Mexican peso, Norwegian krone, Philippine peso, Polish zloty, Singapore dollar, Swedish krona and Swiss franc that will be bought or sold at maturity. The notional amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of the Company’s exposure to credit or market loss. The Company’s exposure to credit loss and market risk will vary over time as currency and interest rates change.

The Effect of Derivative Instruments on AOCI and the Consolidated Statements of Operations

The following table shows the gains and losses, before taxes, of the Company's derivative instruments designated as cash flow hedges in Other Comprehensive Income (“OCI”), and not designated as hedging instruments in the Consolidated Statements of Operations for the periods presented:

	Location of Gains (losses)	For the fiscal years ended November 30,
	in Income	2021	2020	2019

Derivative instruments designated as cash flow hedges:
Gains (losses) recognized in OCI on interest rate swaps		$10,902	$(66,372)	$(88,569)
Gains (losses) on interest rate swaps reclassified from AOCI into income	Interest expense and finance charges, net	$(42,115)	$(34,443)	$(8,455)

Derivative instruments not designated as hedging instruments:
Gains (losses) recognized from foreign exchange forward contracts, net(1)	Cost of products sold	$18,073	$-	$-
Gains (losses) recognized from foreign exchange forward contracts, net(1)	Other income (expense), net	(6,878)	1,844	(588)
Gains (losses) recognized from interest rate swaps, net	Interest expense and finance charges, net	128	(643)	(3,004)
Total		$11,323	$1,201	$(3,592)

(1)	The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies.

There were no material gain or loss amounts excluded from the assessment of effectiveness. Existing net losses in AOCI that are expected to be reclassified into earnings in the normal course of business within the next twelve months are $38,670.

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
NOTE 10—FAIR VALUE MEASUREMENTS:

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

The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	As of November 30, 2021				As of November 30, 2020
		Fair value measurement category				Fair value measurement category
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$713	$713	$—	$—	$7,915	$7,915	$—	$—
Marketable equity securities	2,418	2,418	—	—	3,050	3,050	—	—
Forward foreign currency exchange contracts	13,764	—	13,764	—	209	—	209	—
Interest rate swaps	—	—	—	—	—	—	—	—
Liabilities:
Forward foreign currency exchange contracts	$2,992	$—	$2,992	$—	$3,232	$—	$3,232	$—
Interest rate swaps	62,821	—	62,821	—	115,726	—	115,726	—

The Company’s cash equivalents consist primarily of highly liquid investments in money market funds and term deposits with maturity periods of three months or less. The carrying values of cash equivalents approximate fair value since they are near their maturity. Investments in marketable equity securities, primarily comprising investments in other companies’ equity securities, are recorded at fair value based on quoted market prices. The fair values of forward exchange contracts are measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. Fair values of long-term foreign currency exchange contracts are measured using valuations based upon quoted prices for similar assets and liabilities in active markets and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts. Fair values of interest rate swaps are measured using standard valuation models using inputs that are readily available in public markets, or can be derived from observable market transactions, including LIBOR spot and forward rates. The effect of nonperformance risk on the fair value of derivative instruments was not material as of November 30, 2021 and 2020.

The carrying values of accounts receivable, accounts payable and short-term debt approximate fair value due to their short maturities and interest rates which are variable in nature. The carrying value of the Company’s term loans approximate their fair value since they bear interest rates that are similar to existing market rates. The estimated fair value of the Senior Notes was approximately $2,449,277 at November 30, 2021.

During the fiscal years ended November 30, 2021, 2020 and 2019, there were no transfers between the fair value measurement category levels.

NOTE 11—BORROWINGS:

Borrowings consist of the following:

	As of November 30,
	2021	2020
Committed and uncommitted revolving credit facilities and borrowings	$106,256	$57,870
Current portion of TD SYNNEX credit agreement	75,000	—
Current portion of other long-term debt	—	67,088
Borrowings, current	$181,256	$124,958
TD SYNNEX credit agreement	$1,425,000	$-
TD SYNNEX Senior Notes	2,500,000	—
SYNNEX United States credit agreement - term loan component	—	500,000
SYNNEX United States term loan credit agreement	—	1,000,000
Other credit agreements and long-term debt	72,258	85
Long-term borrowings, before unamortized debt discount and issuance costs	$3,997,258	$1,500,085
Less: unamortized debt discount and issuance costs	(42,082)	(3,385)
Long-term borrowings	$3,955,176	$1,496,700

TD SYNNEX United States accounts receivable securitization arrangement

In the United States, the Company has an accounts receivable securitization program to provide additional capital for its operations (the “U.S. AR Arrangement”). Under the terms of the U.S. AR Arrangement, that, prior to the December 2021 amendment described below, was scheduled to expire in May 2022, the Company’s subsidiary that is the borrower under this facility could borrow up to a maximum of $650,000 based upon eligible trade accounts receivable. During the fiscal year ended November 30, 2021, the effective borrowing cost under the U.S. AR Arrangement was a blended rate based upon the composition of the lenders, that includes prevailing dealer commercial paper rates and a rate based upon LIBOR. In addition, a program fee payable on the used portion of the lenders’ commitment, accrued at 1.25% per annum in the case of lender groups who funded their advances based on prevailing commercial paper rates, and 1.30% per annum in the case of lender groups who funded their advances based on LIBOR (subject to a 0.50% per annum floor). A facility fee was payable on the adjusted commitment of the lenders, to accrue at different tiers ranging between 0.35% per annum and 0.45% per annum depending on the amount of outstanding advances from time to time.

Under the terms of the U.S. AR Arrangement, the Company and certain of its U.S. subsidiaries sell, on a revolving basis, their receivables to a wholly-owned, bankruptcy-remote subsidiary. The borrowings are funded by pledging all of the rights, title and interest in the receivables acquired by the Company's bankruptcy-remote subsidiary as security. Any amounts received under the U.S. AR Arrangement are recorded as debt on the Company's Consolidated Balance Sheets.

On December 22, 2021, the Company and its subsidiaries that are party to the U.S. AR Arrangement amended the U.S. AR Arrangement to extend the maturity date to December 2024 and increase the lending commitment to $1,500,000. Further, the effective borrowing cost under the U.S. AR Arrangement was also modified through adjustments to the (i) program fee payable on the used portion of the lenders’ commitment, that now accrues at 0.75% per annum and (ii) facility fee payable on the adjusted commitment of the lenders, that now accrues at different tiers ranging between 0.30% per annum and 0.40% per annum depending on the amount of outstanding advances from time to time.

SYNNEX United States credit agreement

Prior to the Merger, in the United States, the Company had a senior secured credit agreement (as amended, the "U.S. Credit Agreement") with a group of financial institutions. The U.S. Credit Agreement included a $600,000 commitment for a revolving credit facility and a term loan in the original principal amount of $1,200,000.  Interest on borrowings under the U.S. Credit Agreement was based on LIBOR or a base rate at the Company's option, plus a margin. The margin for LIBOR loans ranged from 1.25% to 2.00% and the margin for base rate loans ranged from 0.25% to 1.00%, provided that LIBOR was not less than zero. The base rate was a variable rate which was the highest of (a) the Federal Funds Rate, plus a margin of 0.5%, (b) the rate of interest announced, from time to time, by the agent, Bank of America, N.A., as its “prime rate,” and (c) the Eurodollar Rate, plus 1.0%. The unused revolving credit facility commitment fee ranged from 0.175% to 0.30% per annum. The margins above the applicable interest rates and the revolving commitment fee for revolving loans were based on the Company’s consolidated leverage ratio, as calculated under the U.S. Credit Agreement. The Company’s obligations under the U.S. Credit Agreement were secured by substantially all of the parent company’s and its United States domestic subsidiaries’ assets on a pari passu basis with the interests of the lenders under the U.S. Term Loan Credit Agreement (defined below) pursuant to an intercreditor agreement and were guaranteed by certain of the Company's United States domestic subsidiaries. The U.S. Credit Agreement was originally scheduled to mature in September 2022, however the U.S. Credit Agreement was terminated on September 1, 2021 and all outstanding balances were repaid in full as part of the Merger (see Note 3 – Acquisitions for further discussion).

SYNNEX United States term loan credit agreement

Prior to the Merger, in the United States the Company had a senior secured term loan credit agreement (the “U.S. Term Loan Credit Agreement”) with a group of financial institutions in the original principal amount of $1,800,000. The remaining outstanding principal was payable on maturity. Interest on borrowings under the U.S. Term Loan Credit Agreement were based on LIBOR or a base rate at the Company’s option, plus a margin. The margin for LIBOR loans ranged from 1.25% to 1.75% and the margin for base rate loans ranged from 0.25% to 0.75%, provided that LIBOR was not less than zero. The base rate was a variable rate which was the highest of (a) 0.5% plus the greater of (x) the Federal Funds Rate in effect on such day and (y) the overnight bank funding rate in effect on such day, (b) the Eurodollar Rate plus 1.0% per annum, and (c) the rate of interest last quoted by The Wall Street Journal as the “Prime Rate” in the U.S. During the period in which the term loans were available to be drawn, the Company paid term loan commitment fees. The margins above the Company's applicable interest rates and the term loan commitment fee were based on the Company's consolidated leverage ratio as calculated under the U.S. Term Loan Credit Agreement. The Company's obligations under the U.S. Term Loan Credit Agreement were secured by substantially all of the Company’s and certain of its domestic subsidiaries’ assets on a pari passu basis with the interests of the lenders under the U.S. Credit Agreement pursuant to an intercreditor agreement, and were guaranteed by certain of its domestic subsidiaries. The U.S. Term Loan Credit Agreement was originally scheduled to mature in October 2023, however the U.S. Term Loan Credit Agreement was terminated on September 1, 2021 and all outstanding balances were repaid in full as part of the Merger (see Note 3 – Acquisitions for further discussion).

TD SYNNEX credit agreement

In connection with the Merger Agreement, the Company entered into a credit agreement, dated as of April 16, 2021 (the “TD SYNNEX Credit Agreement”) with the lenders party thereto and Citibank, N.A., as agent, pursuant to which the Company received commitments for the extension of a senior unsecured revolving credit facility not to exceed an aggregate principal amount of $3,500,000, which revolving credit facility (the “TD SYNNEX revolving credit facility”) may, at the request of the Company but subject to the lenders’ discretion, potentially be increased by up to an aggregate amount of $500,000. The TD SYNNEX Credit Agreement also includes a senior unsecured term loan (the “TD SYNNEX term loan” and, together with the TD SYNNEX revolving credit facility, the “TD SYNNEX credit facilities”) in an aggregate principal amount of $1,500,000, that was fully funded in connection with the closing of the Merger. The borrower under the TD SYNNEX credit facilities is the Company. There are no guarantors of the TD SYNNEX credit facilities. The maturity of the TD SYNNEX credit facilities is on the fifth anniversary of the September 2021 closing date, to occur in September 2026, subject in the case of the revolving credit facility, to two one-year extensions upon the Company’s prior notice to the lenders and the agreement of the lenders to extend such maturity date.

The outstanding principal amount of the TD SYNNEX term loan is payable in quarterly installments in an amount equal to 1.25% of the original $1,500,000 principal balance commencing on the last day of the first full fiscal quarter after the closing date of the TD SYNNEX credit facilities, with the outstanding principal amount of the term loans due in full on the maturity date. Loans borrowed under the TD SYNNEX Credit Agreement bear interest, in the case of LIBOR (or successor) rate loans, at a per annum rate equal to the applicable LIBOR (or successor) rate, plus the applicable margin, which may range from 1.125% to 1.75%, based on the Company’s public debt rating (as defined in the TD SYNNEX Credit Agreement). The applicable margin on base rate loans is 1.00% less than the corresponding margin on LIBOR (or successor rate) based loans. In addition to these borrowing rates, there is a commitment fee that ranges from 0.125% to 0.300% on any unused commitment under the TD SYNNEX revolving credit facility based on the Company’s public debt rating. As of November 30, 2021, the effective interest rate for the term loan was 1.49%.

The TD SYNNEX Credit Agreement contains various loan covenants that are customary for similar facilities for similarly rated borrowers that restricts the ability of the Company and its subsidiaries to take certain actions. The TD SYNNEX Credit Agreement also contains financial covenants that require compliance with a maximum debt to EBITDA ratio and a minimum interest coverage ratio, in each case tested on the last day of each fiscal quarter commencing with the first full fiscal quarter to occur after the closing date of the TD SYNNEX credit facilities. The TD SYNNEX Credit Agreement also contains various customary events of default, including with respect to a change of control of the Company.

On March 22, 2021, the Company had entered into a debt commitment letter (the “Commitment Letter”), under which Citigroup Global Markets Inc. and certain other financing institutions joining thereto pursuant to the terms thereof committed to provide (i) a $1.5 billion senior unsecured term bridge facility (the "Term Loan A Bridge Facility"), (ii) a $2.5 billion senior unsecured term bridge facility (the “Bridge Facility”) and (iii) a $3.5 billion senior unsecured revolving bridge facility (the "Bridge Revolving Facility"), subject to the satisfaction of certain customary closing conditions. On April 16, 2021, (i) the $1.5 billion commitment with respect to the Term Loan A Bridge Facility under the Commitment Letter and (ii) the $3.5 billion commitment with respect to the Bridge Revolving Facility under the Commitment Letter were reduced to zero, in each case, as a result of the Company entering into the TD SYNNEX Credit Agreement; and on August 9, 2021 the Bridge Facility was reduced to zero as a result of the issuance of the TD SYNNEX Senior Notes described below.

TD SYNNEX Senior Notes

On August 9, 2021, the Company completed its offering of $2.5 billion aggregate principal amount of senior unsecured notes, consisting of $700.0 million of 1.25% senior notes due August 9, 2024, $700.0 million of 1.75% senior notes due August 9, 2026, $600.0 million of 2.375% senior notes due August 9, 2028, and $500.0 million of 2.65% senior notes due August 9, 2031 (collectively, the “Senior Notes,” and such offering, the “Senior Notes Offering”). The Company incurred $19.6 million towards issuance costs on the Senior Notes. The Company will pay interest semi-annually on the notes on each of February 9 and August 9, beginning February 9, 2022. The net proceeds from this offering were used to fund a portion of the aggregate cash consideration payable in connection with the Merger, refinance certain of the Company’s existing indebtedness and pay related fees and expenses and for general corporate purposes.

The interest rate payable on each series of the Senior Notes will be subject to adjustment from time to time if the credit rating assigned to such series of Senior Notes is downgraded (or downgraded and subsequently upgraded). The Company may redeem the Senior Notes, at any time in whole or from time to time in part, prior to (i) August 9, 2022 (the “2024 Par Call Date”) in the case of the 2024 Senior Notes, (ii) July 9, 2026 (the “2026 Par Call Date”) in the case of the 2026 Senior Notes, (iii) June 9, 2028 (the “2028 Par Call Date”) in the case of the 2028 Senior Notes, and (iv) May 9, 2031 in the case of the 2031 Senior Notes (the “2031 Par Call Date” and, together with the 2024 Par Call Date, the 2026 Par Call Date and the 2028 Par Call Date, each, a “Par Call Date” and together, the “Par Call Dates”), at a redemption price equal to the greater of (x) 100% of the aggregate principal amount of the applicable Senior Notes to be redeemed and (y) the sum of the present values of the remaining scheduled payments of the principal and interest on the Senior Notes, discounted to the date of redemption on a semi-annual basis at a rate equal to the sum of the applicable treasury rate plus 15 basis points for the 2024 Senior Notes, 20 basis points for the 2026 Senior Notes and 25 basis points for the 2028 Senior Notes and 2031 Senior Notes, plus in each case, accrued and unpaid interest thereon to, but excluding, the redemption date. The Company may also redeem the Senior Notes of any series at its option, at any time in whole or from time to time in part, on or after the applicable Par Call Date, at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed.

 Other borrowings and term debt

The Company has various other committed and uncommitted lines of credit with financial institutions at certain locations outside the United States, accounts receivable securitization arrangements, factoring of accounts receivable with recourse provisions, capital leases, a building mortgage, short-term loans, term loans, credit facilities, and book overdraft facilities, totaling approximately $635,473 in borrowing capacity as of November 30, 2021. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal. Interest rates and other terms of borrowing under these lines of credit vary by country, depending on local market conditions. There was $106,256 outstanding on these facilities at November 30, 2021, at a weighted average interest rate of 4.59%, and there was $57.9 million outstanding at November 30, 2020, at a weighted average interest rate of 1.03%. Borrowings under these lines of credit facilities are guaranteed by the Company or secured by eligible accounts receivable.

At November 30, 2021, the Company was also contingently liable for reimbursement obligations with respect to issued standby letters of credit in the aggregate outstanding amount of $104.7 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.

The maximum commitment amounts for local currency credit facilities have been translated into United States Dollars at November 30, 2021 exchange rates.

Future principal payments

As of November 30, 2021, future principal payments under the above loans are as follows:

Fiscal Years Ending November 30,
2022	$181,256
2023	103,205
2024	776,290
2025	77,399
2026	1,940,364
Thereafter	1,100,000
Total	$4,178,514

          Covenant compliance

The Company's credit facilities have a number of covenants and restrictions that require the Company to maintain specified financial ratios. The covenants also limit the Company’s ability to incur additional debt, create liens, enter into agreements with affiliates, modify the nature of the Company’s business, and merge or consolidate. As of November 30, 2021, the Company was in compliance with all current and material financial covenant requirements for the above arrangements.

NOTE 12—EARNINGS PER COMMON SHARE:

The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Fiscal Years Ended November 30,
	2021	2020	2019
Basic earnings per common share:
Income from continuing operations attributable to common stockholders(1)	$391,025	$330,780	$358,871
Income from discontinued operations attributable to common stockholders(1)	—	192,497	137,248
Net income attributable to common stockholders(1)	$391,025	$523,276	$496,119

Weighted-average number of common shares - basic	62,239	50,900	50,669

Basic earnings per common share
Continuing operations	$6.28	$6.50	$7.08
Discontinued operations	—	3.78	2.71
Total basic net earnings per share	$6.28	$10.28	$9.79

Diluted earnings per common share:
Income from continuing operations attributable to common stockholders(1)	$391,051	$330,802	$358,885
Income from discontinued operations attributable to common stockholders(1)	—	192,510	137,255
Net income attributable to common stockholders(1)	$391,051	$523,313	$496,139

Weighted-average number of common shares - basic	62,239	50,900	50,669
Effect of dilutive securities:
Stock options and restricted stock units	459	337	267
Weighted-average number of common shares - diluted	62,698	51,237	50,936

Diluted earnings per common share
Continuing operations	$6.24	$6.46	$7.05
Discontinued operations	—	3.76	2.69
Total basic net earnings per share	$6.24	$10.21	$9.74

Anti-dilutive shares excluded from diluted earnings per share calculation	16	63	108
(1)	Restricted stock awards granted by the Company are considered participating securities. Income available to participating securities was immaterial in all periods presented.

NOTE 13—SEGMENT INFORMATION:

Segment results for all prior periods have been restated for comparability to the Company’s current reportable segments (see Note 1 – Organization and Basis of Presentation for further discussion). Summarized financial information related to the Company’s reportable business segments for the periods presented is shown below:

	Americas	Europe	APJ	Consolidated
Fiscal Year ended November 30, 2021
Revenue	$23,317,274	$6,201,302	$2,095,593	$31,614,169
Operating income	497,964	79,153	46,100	623,218
Depreciation and amortization expense	(105,669)	(41,333)	(2,562)	(149,564)
Total assets	15,708,483	10,657,886	1,300,011	27,666,380
Fiscal Year ended November 30, 2020	.
Revenue	$17,844,621	$700,270	$1,432,259	$19,977,150
Operating income	438,667	43,463	39,211	521,341
Depreciation and amortization expense	(61,545)	(647)	(2,879)	(65,071)
Total assets	6,920,557	533,451	839,337	8,293,345
Fiscal Year ended November 30, 2019
Revenue	$16,860,814	$972,815	$1,236,340	$19,069,970
Operating income	449,427	32,452	37,549	519,429
Depreciation and amortization expense	(63,119)	(610)	(2,600)	(66,329)

The Company attributes revenues from external customers to the country from where products are delivered. Except for the United States, no other country accounted for 10% or more of the Company’s revenue for the periods presented. Except for the United States, no other country accounted for 10% or more of the Company’s property and equipment, net, less capitalized software and application software, for the periods presented:

	Fiscal Years Ended November 30,
	2021	2020	2019
Revenue:
United States	$19,923,466	$15,267,536	$14,625,977
Others	11,690,703	4,709,614	4,443,993
Total	$31,614,169	$19,977,150	$19,069,970

	As of November 30,
	2021	2020
Property and equipment, net:
United States	$199,209	$126,160
Others	111,831	31,485
Total	$311,040	$157,645

NOTE 14—RELATED PARTY TRANSACTIONS:

The Company has a business relationship with MiTAC Holdings Corporation (“MiTAC Holdings”), a publicly-traded company in Taiwan, which began in 1992 when MiTAC Holdings became one of the Company’s primary investors through its affiliates. As of November 30, 2021 and 2020, MiTAC Holdings and its affiliates beneficially owned approximately 9.5% and 18% of the Company's outstanding common stock, respectively. Mr. Matthew Miau, Chairman Emeritus of the Company’s Board of Directors and a director, is the Chairman of MiTAC Holdings and a director or officer of MiTAC Holdings’ affiliates.

Beneficial ownership of the Company’s common stock by MiTAC Holdings

As noted above, MiTAC Holdings and its affiliates in the aggregate beneficially owned approximately 9.5% of the Company’s outstanding common stock as of November 30, 2021. These shares are owned by the following entities:

As of November 30, 2021
MiTAC Holdings(1)	5,300
Synnex Technology International Corp.(2)	3,860
Total	9,160

1.

Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC Holdings. Excludes 192 shares held directly by Mr. Miau and 217 shares indirectly held by Mr. Miau through a charitable remainder trust, and 190 shares held by his spouse.

2.

Synnex Technology International Corp. (“Synnex Technology International”) is a separate entity from the Company and is a publicly-traded corporation in Taiwan. Shares are held via Peer Development Ltd., a wholly-owned subsidiary of Synnex Technology International. MiTAC Holdings owns a noncontrolling interest of 14.1% in MiTAC Incorporated, a privately-held Taiwanese company, which in turn holds a noncontrolling interest of 15.7% in Synnex Technology International. Neither MiTAC Holdings nor Mr. Miau is affiliated with any person(s), entity, or entities that hold a majority interest in MiTAC Incorporated.

The following table presents the Company's transactions with MiTAC Holdings and its affiliates for the periods indicated:

	Fiscal Years Ended November 30,
	2021	2020	2019
Purchases of inventories and services	$199,698	$211,858	$173,390
Sale of products to MiTAC Holdings and affiliates	623	764	761
Payments made for rent and overhead costs for use of facilities of MiTAC Holdings and affiliates, net	161	129	41

The following table presents the Company’s receivable from and payable to MiTAC Holdings and its affiliates for the periods presented:

	As of November 30,
	2021	2020
Receivable from related parties (included in Accounts receivable, net)	$21,841	$26,133
Payable to related parties (included in Accounts payable)	32,802	49,603

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

NOTE 15—EMPLOYEE BENEFITS PLANS:

The Company has 401(k) plans in the United States under which eligible employees may contribute up to the maximum amount as provided by law. Employees generally become eligible to participate in these plans on the first day of the month after their employment date. The Company may make discretionary contributions under the plans. Employees in certain of the Company's international subsidiaries are covered by government mandated defined contribution plans. During fiscal years 2021, 2020 and 2019, the Company contributed $12,131, $3,561 and $3,568, respectively, to defined contribution plans.

  Defined Benefit Plans

The Company’s defined benefit plans sponsored by certain international subsidiaries are not material to operations.

NOTE 16—LEASES:

The Company leases certain of its facilities and equipment under operating lease agreements, which expire in various periods through 2035. The Company’s finance leases are not material.

The following table presents the various components of lease costs.

	Fiscal Years Ended November 30,
	2021	2020
Operating lease cost	$48,167	$24,394
Short-term and variable lease cost	5,618	4,207
Sublease income	(223)	(7)
Total operating lease cost	$53,562	$28,594

The following table presents a maturity analysis of expected undiscounted cash flows for operating leases on an annual basis for the next five years and thereafter as of November 30, 2021:

Fiscal Years Ending November 30,
2022	$110,857
2023	83,108
2024	64,509
2025	52,739
2026	43,860
Thereafter	193,292
Total payments	$548,365
Less: imputed interest*	(85,722)
Total present value of lease payments	$462,643

*Imputed interest represents the difference between undiscounted cash flows and discounted cash flows.

During the fiscal year ended November 30, 2019, rent expense was $28,186. Sublease income was immaterial for this year.

The following amounts were recorded in the Company's Consolidated Balance Sheet as of November 30, 2021 and 2020:

Operating leases	Balance sheet location	November 30, 2021	November 30, 2020
Operating lease ROU assets	Other assets, net	$447,122	$70,575
Current operating lease liabilities	Other accrued liabilities	109,490	23,055
Non-current operating lease liabilities	Other long-term liabilities	353,153	53,130

The following table presents supplemental cash flow information related to the Company's operating leases for the fiscal years ended November 30, 2021 and 2020. Cash payments related to variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

	Fiscal Years Ended November 30,
Cash flow information	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$29,887	$22,954
Non-cash ROU assets obtained in exchange for lease liabilities (subsequent to initial adoption)	34,179	25,172

The weighted-average remaining lease term and discount rate as of November 30, 2021 and 2020 were as follows:

Operating lease term and discount rate	2021	2020
Weighted-average remaining lease term (years)	8.11	4.67
Weighted-average discount rate	4.05%	4.15%

NOTE 17—INCOME TAXES:

The components of pretax income from continuing operations are as follows:

	Fiscal Years Ended November 30,
	2021	2020	2019
United States	$246,331	$276,237	$326,535
Foreign	220,154	159,910	146,752
	$466,485	$436,146	$473,287

Significant components of the provision for income taxes are as follows:

	Fiscal Years Ended November 30,
	2021	2020	2019
Current tax provision:
Federal	$(8,838)	$56,355	$63,580
State	13,916	19,537	20,681
Foreign	66,660	42,252	33,666
	$71,738	$118,144	$117,927
Deferred tax provision (benefit):
Federal	$13,597	$(13,449)	$(10,647)
State	(675)	(3,990)	(1,751)
Foreign	(13,244)	904	5,583
	$(322)	$(16,535)	$(6,815)
Total tax provision	$71,416	$101,609	$111,113

The breakdown of net deferred tax assets and liabilities are as follows:

	As of November 30,
	2021	2020
Deferred tax assets	$27,287	$39,636
Deferred tax liabilities	(1,015,640)	(5,836)
Total net deferred tax assets (liabilities)	$(988,353)	$33,800

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of November 30,
	2021	2020
Assets:
Loss carryforwards	$98,472	$166
Lease liabilities	92,803	12,889
Accrued liabilities	60,897	8,905
Foreign tax credit carryforwards	54,807	3,485
Disallowed interest expense	34,472	-
Allowance for doubtful accounts and sales return reserves	28,463	27,518
Capitalized inventory costs	20,527	13,852
Unrealized losses on cash flow hedges	17,668	31,810
Acquisition and transaction related costs	17,808	-
Share-based compensation expense	10,855	5,752
Deferred revenue	5,742	2,997
Long-lived assets	4,891	(7,576)
Other, net	6,303	12,526
	453,708	112,324
Less: valuation allowance	(123,435)	(5,492)
Total deferred tax assets	$330,273	$106,832
Liabilities:
Long-lived assets	$(1,165,400)	$(61,146)
Lease right-of-use assets	(99,033)	(11,862)
Deferred costs	(39,672)	—
Capitalized marketing program costs	(4,977)	—
Other, net	(9,544)	(24)
Total deferred tax liabilities	$(1,318,626)	$(73,032)
Net deferred tax (liability) asset	$(988,353)	$33,800

The increase in the Company's overall deferred tax liability position is primarily due to the increase in the Company's identified intangible assets recorded as a result of the Merger. The net change in the deferred tax valuation allowances in fiscal 2021was an increase of $117.9 million primarily resulting from the Merger.

The valuation allowance at November 30, 2021 primarily relates to carryforwards for foreign net operating losses and foreign tax credits in the United States. The valuation allowance at November 30, 2020 relates primarily to certain state and foreign net operating loss carryforwards and state credits. The Company considers all positive and negative evidence available in determining the potential of realizing deferred tax assets. To the extent that the Company generates consistent taxable income within those operations with valuation allowances, the Company may reduce the valuation allowances, thereby reducing income tax expense and increasing net income in the period the determination is made.

The Company’s net operating loss carryforwards totaled $430.2 million at November 30, 2021. The majority of the net operating losses have an indefinite carryforward period with the remaining portion expiring in fiscal years 2022 through 2038. In addition, the Company has an immaterial net amount of state net operating losses. The Company’s foreign tax credit carryforwards in the United States totaled $54.8 million at November 30, 2021. The foreign tax credits have a ten-year carryforward period, and the majority is set to expire in fiscal year 2028.

The reconciliation of the statutory United States federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Years Ended November 30,
	2021	2020	2019
United States federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	2.5	2.4	3.0
Global intangible low taxed income	0.6	0.3	0.5
Tax on foreign earnings different than US federal rate	1.6	1.7	1.8
Net changes in deferred tax valuation allowances	(0.4)	—	—
Adjustments related to the Tax Cuts and Jobs Act	—	—	(3.1)
Interest not subject to tax, net	0.2	(1.8)	1.0
Capital loss carryback	(9.6)	—	—
Net changes in reserves for uncertain tax positions	(0.7)	—	—
Other, net	0.1	(0.4)	(0.8)
Effective income tax rate	15.3%	23.3%	23.5%

In connection with the Merger, the Company restructured its foreign financing structure, as well as select legal entities in anticipation of legally integrating legacy Tech Data and SYNNEX foreign operations. In addition to the treasury efficiencies, these restructurings resulted in a one-time domestic capital loss which would offset certain domestic capital gains when carried back under United States tax law to tax year 2020, resulting in a tax benefit of approximately $45 million.

The Company’s United States business has sufficient cash flow and liquidity to fund its operating requirements and the Company expects and intends that profits earned outside the United States will be fully utilized and reinvested outside of the United States.

As of November 30, 2021, the Company had approximately $619.7 million of undistributed earnings of its non-U.S. subsidiaries for which it has not provided for non-U.S. withholding taxes and state taxes because such earnings are intended to be reinvested indefinitely in international operations. It is not practicable to determine the amount of applicable taxes that would be due if such earnings were distributed. Accordingly, the Company has not provisioned United States state taxes and foreign withholding taxes on non-U.S. subsidiaries for which the earnings are permanently reinvested.

The Company has been granted tax holidays in certain jurisdictions, primarily, China. The tax holidays provide for lower rates of taxation and require various thresholds of investment and business activities in those jurisdictions. Certain tax holidays begin to expire in fiscal year 2021. The tax benefits from the above tax holidays for fiscal years 2021, 2020 and 2019 were not material.

The estimates and assumptions used by the Company in computing the income taxes reflected in the Company’s consolidated financial statements could differ from the actual results reflected in the income tax returns filed during the subsequent year. Adjustments are recorded based on filed returns when such returns are finalized or the related adjustments are identified.

The aggregate changes in the balances of gross unrecognized tax benefits, excluding accrued interest and penalties, during fiscal years 2021, 2020 and 2019 were as follows:

For the year ended November 30:	2021	2020	2019
Gross unrecognized tax benefits at beginning of period	$12,513	$22,445	$17,812
Increases (decreases) in tax positions for prior years and acquisitions	17,579	(880)	2,367
Decreases in tax positions for prior years	-	(3,097)	-
Increases in tax positions for current year	827	1,999	4,816
Expiration of statutes of limitation	(3,768)	(7,486)	(2,535)
Changes due to translation of foreign currencies	(821)	(468)	(15)
Gross unrecognized tax benefits at end of period	$26,330	$12,513	$22,445

As of November 30, 2021, the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $26.3 million. Unrecognized tax benefits that have a reasonable possibility of significantly decreasing within the 12 months following November 30, 2021 would not have a material impact on the tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company’s accrued interest and penalties at November 30, 2021, would not have a material impact on the effective tax rate if reversed. The provision for income taxes for each of the fiscal years ended November 30, 2021, 2020 and 2019 includes interest expense on unrecognized income tax benefits for current and prior years which is not significant to the Company’s Consolidated Statement of Income. The change in the balance of accrued interest for fiscal

2021, 2020 and 2019, includes the current year end accrual, an interest benefit resulting from the expiration of statutes of limitation, and the translation adjustments on foreign currencies.

The Company conducts business primarily in the Americas, Europe and APJ, and as a result, one or more of its subsidiaries files income tax returns in the U.S. federal, various state, local and foreign tax jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. The Company is no longer subject to examinations by the Internal Revenue Service for years before fiscal 2018. The Company is no longer subject to foreign or state income tax audits for returns covering years through 2003, and fiscal year 2010, respectively.

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

NOTE 18—COMMITMENTS AND CONTINGENCIES:

As is customary in the technology industry, to encourage certain customers to purchase products from us, the Company also has other financing agreements with financial institutions to provide inventory financing facilities to the Company’s customers and allow certain customers of the Company to finance their purchases directly with the financial institutions. The Company is contingently liable to repurchase inventory sold under these agreements in the event of any default by its customers under the agreement and such inventory being repossessed by the financial institutions. As the Company does not have access to information regarding the amount of inventory purchased from the Company, still on hand with the customer at any point in time, the Company’s repurchase obligations relating to inventory cannot be reasonably estimated. Losses, if any, would be the difference between the repossession cost and the resale value of the inventory. Repurchases under these arrangements have been insignificant to date and the Company is not aware of any pending customer defaults or repossession obligations. The Company believes that, based on historical experience, the likelihood of a material loss pursuant to these inventory repurchase obligations is remote.

The French Autorité de la Concurrence (“Competition Authority”) began in 2013 an investigation into the French market for certain products of Apple, Inc., (“Apple”) for which the Company is a distributor. In March 2020, the Competition Authority imposed fines on Tech Data, on another distributor, and on Apple, finding that Tech Data entered into an anticompetitive agreement with Apple regarding volume allocations of Apple products. The fine imposed on Tech Data was €76 million (approximately $86 million as of November 30, 2021). The Company has vigorously contested the arguments of the Competition Authority, and the Company has appealed its determination to the French courts, seeking to set aside or reduce the fine. Although the Company believes it has strong arguments on appeal, the Company has determined that the best estimate of probable loss related to this matter as of November 30, 2021 is €36 million (approximately $41 million as of November 30, 2021). Under French law, the pendency of the Company’s appeal does not suspend the obligation to pay the fine. Tech Data agreed with the French authorities to make eight equal installment payments in relation to the fine assessed for a total amount of €22.8 million on a quarterly basis from January 2021 through October 2022. As of November 30, 2021, the Company has an accrual established for this matter of €24.6 million ($27.7 million as of November 30, 2021) that represents the total estimate of probable loss less installment payments made to date. If the appeal process is not completed prior to the end of December 2022, the Company may be required to pay further amounts towards the full fine assessed by the Competition Authority before the Company’s appeal is finally determined. However, any additional amounts that may need to be paid have not yet been determined. Additionally, the Company has provided a third-party surety bond to the Competition Authority to guarantee the payment of the amount of the fine and interest, if applicable. A civil lawsuit related to this matter, alleging anticompetitive actions in association with the established distribution networks for Apple, Tech Data and another distributor was filed by eBizcuss. The Company is currently evaluating this matter and cannot currently estimate the probability or amount of any potential loss.

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

TD SYNNEX CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal Years Ended November 30, 2021, 2020 and 2019

(in thousands)

(Amounts may not add due to rounding)

		Additions/Deductions
	Balances at Beginning of Fiscal Year	Charged to Revenue and Expense, net	Additions from Acquisitions	Reclassifications and Write-offs	Balances at End of Fiscal Year
Fiscal Year Ended November 30, 2019
Allowance for sales returns-gross	$56,183	$20,875	$—	$(4)	$77,054
Allowance for deferred tax assets	5,807	419	—	—	6,226
Fiscal Year Ended November 30, 2020
Allowance for sales returns-gross	$77,054	$17,385	—	$183	$94,622
Allowance for deferred tax assets	6,226	(734)	—	—	5,492
Fiscal Year Ended November 30, 2021
Allowance for sales returns-gross	$94,622	$(12,241)	$89,321	$167	$171,869
Allowance for deferred tax assets	5,492	-	120,411	(2,468)	123,435

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

Management’s Report on internal control over financial reporting

Management’s Report on internal control over financial reporting on page 48, and the attestation report of KPMG LLP, an independent registered public accounting firm on page 49, is incorporated herein by reference.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with management’s evaluation during our last quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption “Election of Directors” “Corporate Governance -- Organization of the Board of Directors” contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2022 Annual Meeting of Stockholders to be held on March 15, 2022 (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Information About Our Executive Officers.”

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. To the extent disclosure for delinquent reports is being made, it can be found under the caption “Delinquent Section 16(a) Reports” in the Proxy Statement and is incorporated herein by reference.

We have adopted a code of ethics that applies to all of our employees, including our principal executive officer, our principal financial and accounting officer, our controllers and persons performing similar functions. This code of ethics, called a Code of Ethical Business Conduct, is available free of charge on our public website (www.tdsynnex.com) on the investor relations webpage. Future amendments or waivers relating to the code of ethics will be disclosed on the webpage referenced in this paragraph within five (5) business days following the date of such amendment or waiver.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the information under the captions “Corporate Governance -- 2021 Directors’ Compensation Table,” “Corporate Governance -- Narrative to Directors’ Compensation Table,” “Executive Compensation,” and “Corporate Governance -- Compensation Committee Interlocks and Insider Participation” contained in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item with respect to security ownership of certain beneficial owners and management is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement.

Equity Compensation Plan Information

The following table sets forth certain information regarding our equity compensation plans as of November 30, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)		Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders	688,752	(1)	$66.29	5,629,065	(2)(3)
Equity compensation plan not approved by security holders	-		-	-
Total	688,752	(1)	$66.29	5,629,065	(2)(3)

(1)

Includes the number of shares to be issued under our 2003, 2013 and 2020 Plans. Please see Note 6 - Share-Based Compensation of the Notes to the Consolidated Financial Statements for further information regarding the plans.

(2)

Includes the number of shares reserved for issuance under our 2020 Plan. The number of shares initially authorized for issuance under our 2020 Plan will not exceed the sum of (i) 2,493,196 shares of common stock plus (ii) any shares under the 2013 Plan that that are subject to outstanding awards to the extent those awards expire, terminate or are canceled for any reason prior to exercise without the issuance or delivery of such shares, any shares subject to vesting restrictions that are subsequently forfeited, and any reserved shares not issued or subject to outstanding awards and (iii) any shares that are subject to outstanding options under the 2003 Plan to the extent those options expire, terminate, or are canceled for any reason prior to exercise without the issuance or delivery of such shares, up to a maximum of 1,443,193 shares. Due to antidilution provisions in the 2020 TD SYNNEX Plan the number of authorized shares was increased by 2,620,859 shares following the Separation. Please see Note 6 - Share-Based Compensation of the Notes to the Consolidated Financial Statements for further information regarding the TD SYNNEX Plans.

(3)

Includes 1,074,095 shares available-for-sale pursuant to our 2014 Employee Stock Purchase Plan. Shares of common stock will be purchased at a price equal to 95% of the fair market value per share of common stock on either the first trading day of the offering period or on the last trading day of the accumulation period, whichever is lower. See Note 6 - Share-Based Compensation of the Notes to the Consolidated Financial Statements for further information regarding the 2014 Employee Stock Purchase Plan.

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

3(i).1	Restated Certificate of Incorporation.

3(ii).1	Amended and Restated Bylaws.

4.1	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

4.2

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

4.7	Form of $700,000,000 1.250% Senior Notes due 2024 (included as Exhibit A to Exhibit 4.2) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 9, 2021).

4.8	Form of $700,000,000 1.750% Senior Notes due 2026 (included as Exhibit A to Exhibit 4.3) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 9, 2021).

4.9	Form of $600,000,000 2.375% Senior Notes due 2028 (included as Exhibit A to Exhibit 4.4) (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on August 9, 2021).

4.10	Form of $500,000,000 2.650% Senior Notes due 2031 (included as Exhibit A to Exhibit 4.5) (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on August 9, 2021).

4.11

Registration Rights Agreement, dated as of August 9, 2021, by and between SYNNEX Corporation and Citigroup Global Markets Inc., as representative of the initial purchasers of the Notes (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 9, 2021).

4.12	MiTAC Letter Agreement, dated as of September 3, 2021, by and between SYNNEX Corporation, Silver Star Developments Ltd. And Peer Developments Ltd.

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

10.3#	Amendment to Amended and Restated 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended November 30, 2011).

10.4#	Form of Notice of Stock Option Grant (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2009).

10.5#	Form of Restricted Stock Award (Directors) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2009).

10.6#	Form of Notice of Restricted Stock Unit Award (Performance Vesting) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 4, 2010).

10.7#	SYNNEX Corporation 2013 Stock Incentive Plan (incorporated by reference to the Company’s 2013 Proxy Statement on Schedule 14A (File No. 001-31892) filed on February 22, 2013).

10.8#

Amendment No. 1 to the SYNNEX Corporation 2013 Stock Incentive Plan (incorporated by reference to the Company’s additional definitive proxy materials to the 2013 Proxy Statement on Schedule 14A (File No. 001-31892) filed on March 5, 2013).

10.9#	Amendment No. 2 to the SYNNEX Corporation 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 2014).

10.10#	Amendment No. 3 to SYNNEX Corporation 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2016).

10.11#	Amendment No. 4 to SYNNEX Corporation 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2017).

10.12#	Amendment No. 5 to SYNNEX Corporation 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2018).

10.13#

Form of incentive award agreements related to the SYNNEX Corporation 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2014).

10.14#	SYNNEX Corporation 2020 Stock Incentive Plan (incorporated by reference to the Company’s 2020 proxy statement on Schedule 14A (File No. 001-31892) filed on February 10, 2020).

10.15#	Amendment No. 1 to SYNNEX Corporation's 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 7, 2020).

10.16#	Amendment No. 2 to SYNNEX Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on April 8, 2021).

10.17#

Forms of incentive award agreements related to the 2020 SYNNEX Corporation Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 9, 2020).

10.18#

SYNNEX Corporation Deferred Compensation Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).

10.19#	Amendment to SYNNEX Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended November 30, 2011).

10.20#	TD SYNNEX Corporation 2014 Employee Stock Purchase Plan, as amended.

10.21#	SYNNEX Corporation 2016 Management Incentive Plan (incorporated by reference to the Company’s 2016 proxy statement on Schedule 14A (File No. 001-31892) filed on February 25, 2016).

10.22#	Offer Letter with Richard Hume dated August 31, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 2, 2021).

10.23#

Employment Agreement, dated as of January 4, 2018, by and between the Company and Dennis Polk (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 9, 2018).

10.24#

Amendment to Offer Letter dated January 4, 2018, by and between SYNNEX Corporation and Dennis Polk (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 26, 2021).

10.25#

Amendment No. 2 to Offer Letter dated September 28, 2021, by and between TD SYNNEX and Dennis Polk (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 28, 2021).

10.26#	Offer Letter, dated as of April 1, 2013, by and between the Company and Marshall Witt (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2013).

10.27#

Offer Letter, dated as of January 1, 2019, by and between the Company and Michael Urban (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 9, 2019).

10.28#

Manager’s Agreement Between TS Europe Executive BVBA and Mr. Patrick Zammit, dated as of February 1, 2017 (incorporated by reference to Exhibit 10-20 to Tech Data Corporation’s Form 10-K filed on March 25, 2020).

10.29#

Addendum to the Manager’s Agreement Between TS Europe Executive BVBA and Mr. Patrick Zammit, dated as of February 28, 2017 (incorporated by reference to Exhibit 10-21 to Tech Data Corporation’s Form 10-K filed on March 25, 2020).

10.30#

Offer Letter dated January 25, 2021, by and between SYNNEX Corporation and Peter Larocque (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 26, 2021).

10.31#	Advisor Agreement with Dwight Steffensen dated August 31, 2021 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on October 5, 2021).

10.32#	Form of Change of Control Severance Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.33#	Amendment to SYNNEX Corporation Change of Control Severance Plan (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).

10.34#

Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.35

Master HP Partner Agreement, dated as of March 1, 2011, by and between the Company and Hewlett-Packard Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 7, 2011).

10.36

Joint Sales and Marketing Agreement, dated as of May 6, 2002, by and between the Company and MiTAC International Corporation (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.37

Separation and Distribution Agreement between SYNNEX Corporation and Concentrix Corporation, dated as of November 30, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 2, 2020).

10.38

Employee Matters Agreement between SYNNEX Corporation and Concentrix Corporation, dated as of November 30, 2020 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 2, 2020).

10.39

Tax Matters Agreement between SYNNEX Corporation and Concentrix Corporation, dated as of November 30, 2020 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 2, 2020).

10.40

Master Commercial Agreement between SYNNEX Corporation and Concentrix Corporation, dated as of December 1, 2020 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on December 2, 2020).

10.41

Investor Rights Agreement dated September 1, 2021 between SYNNEX and Tiger Parent Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 2, 2021).

10.42

Credit Agreement dated as of April 16, 2021 among SYNNEX Corporation and named Initial Lenders and Citibank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2021).

10.43

Fifth Amended and Restated Receivables Funding and Administration Agreement, dated as of December 22, 2021, by and among SIT Funding Corporation, TD SYNNEX Corporation, the lenders party thereto and The Toronto-Dominion Bank, as agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2021).

10.44

Twentieth Amendment to Third Amended and Restated Receivables Sale and Servicing Agreement, dated as of December 22, 2021, by and among TD SYNNEX Corporation, SIT Funding Corporation, Westcon Group North America, Inc., the originators party thereto, the lenders party thereto, and The Toronto-Dominion Bank, as agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 29, 2021).

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

Date: January 28, 2022

TD SYNNEX CORPORATION

By:	/s/ Richard T. Hume
Richard T. Hume Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard T. Hume and Marshall W. Witt, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Richard T. Hume	Chief Executive Officer (Principal Executive Officer) and Director	January 28, 2022
Richard T. Hume

/s/ Marshall W. Witt	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	January 28, 2022
Marshall W. Witt

/s/ Dennis Polk	Chair of the Board	January 28, 2022
Dennis Polk

/s/ Robert Kalsow-Ramos	Vice Chair of the Board	January 28, 2022
Robert Kalsow-Ramos

/s/ Matthew F.C. Miau	Chairman Emeritus of the Board	January 28, 2022
Matthew F.C. Miau

/s/ Ann F. Vezina	Lead Independent Director	January 28, 2022
Ann F. Vezina

/s/ Merline Saintil	Director	January 28, 2022
Merline Saintil

/s/ Nayaki Nayyar	Director	January 28, 2022
Nayaki Nayyar

/s/ Fred A. Breidenbach	Director	January 28, 2022
Fred A. Breidenbach

/s/ Matthew Nord	Director	January 28, 2022
Matthew Nord

/s/ Hau Lee	Director	January 28, 2022
Hau Lee
/s/ Duane E. Zitzner	Director	January 28, 2022
Duane E. Zitzner