Form 10-Q
period 2022-02-28
TD SYNNEX CORP
filed 2022-04-05
CIK 1177394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number: 001-31892
_______________________________________________________________________
TD SYNNEX CORPORATION
(Exact name of registrant as specified in its charter)
_______________________________________________________________________

Delaware	94-2703333
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

44201 Nobel Drive, Fremont, California	94538
(Address of principal executive offices)	(Zip Code)
(510) 656-3333
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SNX	The New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 30, 2022
Common Stock, $0.001 par value	96,103,902

TD SYNNEX CORPORATION
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
TD SYNNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(currency and share amounts in thousands, except par value)
(unaudited)

	February 28, 2022	November 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$510,207	$993,973
Accounts receivable, net	8,732,024	8,310,032
Receivables from vendors, net	1,102,988	1,118,963
Inventories	7,883,265	6,642,915
Other current assets	720,383	668,261
Total current assets	18,948,867	17,734,144
Property and equipment, net	429,765	483,443
Goodwill	3,911,973	3,917,276
Intangible assets, net	4,832,795	4,913,124
Other assets, net	599,264	618,393
Total assets	$28,722,664	$27,666,380

LIABILITIES AND EQUITY
Current liabilities:
Borrowings, current	$1,111,400	$181,256
Accounts payable	12,193,263	12,034,946
Other accrued liabilities	1,902,311	2,017,253
Total current liabilities	15,206,974	14,233,455
Long-term borrowings	3,935,220	3,955,176
Other long-term liabilities	514,936	556,134
Deferred tax liabilities	1,043,677	1,015,640
Total liabilities	20,700,807	19,760,405
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 200,000 shares authorized, 98,386 and 98,204 shares issued as of February 28, 2022 and November 30, 2021, respectively	98	98
Additional paid-in capital	7,293,780	7,271,337
Treasury stock, 2,915 and 2,633 shares as of February 28, 2022 and November 30, 2021, respectively	(230,374)	(201,139)
Accumulated other comprehensive loss	(317,015)	(336,194)
Retained earnings	1,275,368	1,171,873
Total stockholders' equity	8,021,857	7,905,975
Total liabilities and equity	$28,722,664	$27,666,380
(Amounts may not add due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(currency and share amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	February 28, 2022	February 28, 2021
Revenue	$15,469,977	$4,939,014
Cost of revenue	(14,501,316)	(4,634,447)
Gross profit	968,661	304,567
Acquisition, integration and restructuring costs	(93,370)	—
Selling, general and administrative expenses	(652,851)	(162,820)
Operating income	222,440	141,748
Interest expense and finance charges, net	(42,343)	(22,838)
Other expense, net	(4,268)	(1,333)
Income before income taxes	175,829	117,575
Provision for income taxes	(43,505)	(29,754)
Net income	$132,324	$87,822
Earnings per common share:
Basic	$1.38	$1.70
Diluted	$1.37	$1.69
Weighted-average common shares outstanding:
Basic	95,584	51,145
Diluted	95,892	51,563
(Amounts may not add due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(currency in thousands)
(unaudited)

	Three Months Ended
	February 28, 2022	February 28, 2021
Net income	$132,324	$87,822
Other comprehensive income:
Unrealized gains on cash flow hedges during the period, net of tax (expense) of ($2,918) for the three months ended February 28, 2022 and ($38) for the three months ended February 28, 2021, respectively	8,902	3,017
Reclassification of net losses on cash flow hedges to net income, net of tax (benefit) of ($2,459) for the three months ended February 28, 2022 and ($2,539) for the three months ended February 28, 2021, respectively	7,501	7,788
Total change in unrealized gains on cash flow hedges, net of taxes	16,403	10,805
Foreign currency translation adjustments, net of tax (expense) of ($75) for the three months ended February 28, 2022 and ($844) for the three months ended February 28, 2021, respectively	2,776	(20)
Other comprehensive income	19,179	10,785
Comprehensive income	$151,503	$98,607
(Amounts may not add due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(currency in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	February 28, 2022	February 28, 2021
Total Stockholders' equity, beginning balance	$7,905,975	$4,338,860

Common stock and additional paid-in capital:
Beginning balance	7,271,435	1,591,590
Share-based compensation	20,327	4,887
Common stock issued for employee benefit plans	2,116	174
Ending balance	7,293,878	1,596,652

Treasury stock:
Beginning balance	(201,139)	(191,216)
Repurchases of common stock for tax withholdings on equity awards	(5,478)	(794)
Repurchases of common stock	(23,757)	—
Ending balance	(230,374)	(192,010)

Retained earnings:
Beginning balance	1,171,873	3,133,058
Separation of Concentrix	—	(2,305,982)
Net income	132,324	87,822
Cash dividends declared	(28,829)	(10,269)
Ending balance	1,275,368	904,629

Accumulated other comprehensive loss:
Beginning balance	(336,194)	(194,572)
Separation of Concentrix	—	3,813
Other comprehensive income	19,179	10,785
Ending balance	(317,015)	(179,973)

Total stockholders' equity, ending balance	$8,021,857	$2,129,298

Cash dividends declared per share	$0.30	$0.20
(Amounts may not add due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(currency in thousands)
(unaudited)

	Three Months Ended
	February 28, 2022	February 28, 2021
Cash flows from operating activities:
Net income	$132,324	$87,822
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	155,501	15,614
Share-based compensation	20,327	4,887
Provision for doubtful accounts	15,927	901
Other	3,424	3,947
Changes in operating assets and liabilities, net of the impact of Concentrix separation:
Accounts receivable, net	(420,981)	427,052
Receivables from vendors, net	14,721	17,136
Inventories	(1,243,348)	126,927
Accounts payable	149,738	(636,045)
Other operating assets and liabilities	(148,081)	(23,264)
Net cash (used in) provided by operating activities	(1,320,448)	24,977
Cash flows from investing activities:
Purchases of property and equipment	(25,217)	(4,253)
Other	—	211
Net cash used in investing activities	(25,217)	(4,041)
Cash flows from financing activities:
Dividends paid	(28,829)	(10,269)
Repurchases of common stock	(23,757)	—
Net borrowings on revolving credit loans	930,844	13,022
Principal payments on long term debt	(20,400)	—
Proceeds from issuance of common stock	2,116	174
Repurchases of common stock for tax withholdings on equity awards	(5,478)	(794)
Other	—	596
Net transfer of cash and cash equivalents to Concentrix	—	(149,948)
Net cash provided by (used in) financing activities	854,496	(147,219)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	6,663	1,640
Net decrease in cash, cash equivalents and restricted cash	(484,506)	(124,645)
Cash, cash equivalents and restricted cash at beginning of period	994,913	1,568,870
Cash, cash equivalents and restricted cash at end of period	$510,407	$1,444,225
Supplemental disclosure of non-cash financing activities:
Net assets transferred to Concentrix	$—	$2,322,598
(Amounts may not add due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 28, 2022 and 2021
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION:
TD SYNNEX Corporation (together with its subsidiaries, herein referred to as “SYNNEX”, "TD SYNNEX" or the “Company”) is a leading global distributor and solutions aggregator for the information technology ("IT") ecosystem, headquartered in Fremont, California and Clearwater, Florida and has operations in North and South America, Europe and Asia-Pacific and Japan.
On December 1, 2020, the Company completed the previously announced separation of its customer experience services business (the “Separation”), in a tax-free transaction for federal income tax purposes, which was accomplished by the distribution of one hundred percent of the outstanding common stock of Concentrix Corporation (“Concentrix”). SYNNEX stockholders received one share of Concentrix common stock for every share of SYNNEX common stock held at the close of business on the record date. The Company distributed 51.6 million shares of Concentrix common stock to its stockholders. Concentrix is now an independent public company trading under the symbol “CNXC” on the Nasdaq Stock Market. After the Separation, the Company does not beneficially own any shares of Concentrix’ common stock. Beginning December 1, 2020, the Company no longer consolidates Concentrix within its financial results or reflects the financial results of Concentrix within its continuing results of operations.
In connection with the Separation, the Company and Concentrix entered into a separation and distribution agreement as well as various other agreements that provide a framework for the relationships between the parties going forward, including among others an employee matters agreement, a tax matters agreement, and a commercial agreement, pursuant to which Concentrix will continue to provide certain limited services to the Company following the Separation.
On March 22, 2021, SYNNEX entered into an agreement and plan of merger (the “Merger Agreement”) which provided that legacy SYNNEX Corporation would acquire legacy Tech Data Corporation, a Florida corporation ("Tech Data") through a series of mergers, which would result in Tech Data becoming an indirect subsidiary of TD SYNNEX Corporation (collectively, the "Merger"). On September 1, 2021, pursuant to the terms of the Merger Agreement, the Company acquired all the outstanding shares of common stock of Tiger Parent (AP) Corporation, the parent corporation of Tech Data, for consideration of $1.61 billion in cash ($1.11 billion in cash after giving effect to a $500 million equity contribution by Tiger Parent Holdings, L.P., Tiger Parent (AP) Corporation's sole stockholder and an affiliate of Apollo Global Management, Inc., to Tiger Parent (AP) Corporation prior to the effective time of the Merger) and 44 million shares of common stock of SYNNEX valued at approximately $5.61 billion. The combined company is referred to as TD SYNNEX. References to the "Company" indicate TD SYNNEX for periods after the Merger and SYNNEX for periods prior to the Merger.
The Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries, majority-owned subsidiaries in which no substantive participating rights are held by minority stockholders and variable interest entities if the Company is the primary beneficiary. All intercompany accounts and transactions have been eliminated. The Company operates on a fiscal year that ends on November 30.
The accompanying interim unaudited Consolidated Financial Statements as of February 28, 2022 and for the three months ended February 28, 2022 and 2021 have been prepared by the Company, without audit, in accordance with the rules and regulations of the United States ("U.S.") Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2021.
Interim results of operations are not necessarily indicative of financial results for a full year, and the Company makes no representations related thereto. Certain columns and rows may not add due to the use of rounded numbers.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 28, 2022 and 2021
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
For a discussion of the Company’s significant accounting policies, refer to the discussion in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2021. Accounting pronouncements adopted during the three months ended February 28, 2022 are discussed below.
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
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and work force participation and created volatility and disruption of financial markets. Despite improvements in the global economy since the onset of the pandemic, the emergence of the Delta and Omicron variants and other mutations bring uncertainty to continued economic recovery. As a result, the Company cannot at this time accurately predict what effects these conditions will have on its operations and financial condition, including due to the uncertainties relating to the severity and duration of the pandemic, the effect on its customers and customer demand and the length of the restrictions and closures imposed by various governments, including recent restrictions and closures within the Asia-Pacific region. Consequently, many of the estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, these estimates may change in future periods. Actual results could differ from the estimates.
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
Accounts receivable include amounts due from customers, including related party customers. Receivables from vendors, net, includes amounts due from original equipment manufacturer ("OEM") vendors. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for expected credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of its receivable portfolio, the existence of credit insurance and specifically identified customer and vendor risks. The Company also considers risks attributed to COVID-19 in establishing the required allowances.
The following table provides revenue generated from products purchased from vendors that exceeded 10% of our consolidated revenue for the periods indicated (as a percent of consolidated revenue):

	Three Months Ended
	February 28, 2022	February 28, 2021
Apple, Inc.(1)	13%	N/A
HP Inc.	10%	14%
(1) Revenue generated from products purchased from this vendor was less than 10% of consolidated revenue during the period presented.
No single customer accounted for more than 10% of the Company's total revenue during the three months ended February 28, 2022. One customer accounted for 18% of the Company’s total revenue during the three months ended February 28, 2021. As of February 28, 2022 and November 30, 2021, no single customer comprised more than 10% of the consolidated accounts receivable balance.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 28, 2022 and 2021
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
Accounts receivable

The Company maintains an allowance for doubtful accounts as an estimate to cover the future expected credit losses resulting from uncertainty regarding collections from customers or OEM vendors to make payments for outstanding balances. In estimating the required allowance, the Company takes into consideration historical credit losses, current conditions and reasonable and supportable forecasts. Adjustments to historical loss information are made for differences in current conditions as well as changes in forecasted macroeconomic conditions, such as changes in unemployment rates or gross domestic product growth. Expected credit losses are estimated on a pool basis when similar risk characteristics exist using an age-based reserve model. Receivables that do not share risk characteristics are evaluated on an individual basis.

The Company has uncommitted supply-chain financing programs with global financial institutions under which trade accounts receivable of certain customers and their affiliates may be acquired, without recourse, by the financial institutions. Available capacity under these programs is dependent on the level of the Company’s trade accounts receivable with these customers and the financial institutions’ willingness to purchase such receivables. In addition, certain of these programs also require that the Company continue to service, administer and collect the sold accounts receivable. As of February 28, 2022 and November 30, 2021, accounts receivable sold to and held by the financial institutions under these programs were $966.0 million and $759.9 million, respectively. Discount fees related to the sale of trade accounts receivable under these facilities are included in “Interest expense and finance charges, net” in the Consolidated Statements of Operations. Discount fees for these programs in the three months ended February 28, 2022 and February 28, 2021 totaled $3.0 million and $0.6 million, respectively.
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
Seasonality
The Company's operating results are affected by the seasonality of the IT products industry. The Company has historically experienced higher sales in the first and fourth fiscal quarters due to patterns in capital budgeting, government spending and purchasing cycles of its customers and end-users. These historical patterns may not be repeated in subsequent periods.
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

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 28, 2022 and 2021
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
Recently adopted accounting pronouncements
In December 2019, the Financial Accounting Standards Board ("FASB") issued new guidance that simplifies the accounting for income taxes. The guidance is effective for annual reporting periods beginning after December 15, 2020, and interim periods within those reporting periods. Certain amendments should be applied prospectively, while other amendments should be applied retrospectively to all periods presented. The adoption of this new guidance did not have a material impact on the Company's Consolidated Financial Statements.
In October 2021, the FASB issued new guidance which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Accounting Standards Codification ("ASC") 606, “Revenue from Contracts with Customers.” Generally, this new guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. Historically, such amounts were recognized by the acquirer at fair value in acquisition accounting. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years (the fiscal quarter ending February 28, 2023 for the Company), and should be applied prospectively to acquisitions occurring on or after the effective date. Early adoption is permitted. The Company adopted this standard during the fiscal quarter ended February 28, 2022 and will apply the guidance prospectively to future acquisitions.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 28, 2022 and 2021
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
The Company has accounted for the Merger as a business combination and allocated the purchase price to the estimated fair values of Tiger Parent (AP) Corporation’s assets acquired and liabilities assumed. The Company has not yet completed its evaluation and determination of certain assets acquired and liabilities assumed, primarily (i) the final assessment and valuation of certain assets acquired and liabilities assumed, including accounts receivable, receivables from vendors, inventory, accrued expenses and other liabilities and (ii) the final assessment and valuation of certain income tax amounts. Therefore, the final fair values of the assets and liabilities may vary from the Company's preliminary estimates. No material adjustments to the preliminary allocation of the purchase price were recorded during the three months ended February 28, 2022.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 28, 2022 and 2021
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
The preliminary allocation of the purchase price is as follows:

Cash and cash equivalents	$702,907
Accounts receivable, net	5,150,725
Receivables from vendors, net	730,431
Inventories	2,994,842
Other current assets	395,984
Property and equipment	347,532
Goodwill	3,543,426
Intangible assets	4,933,900
Other assets	474,000
Total assets	19,273,747
Borrowings, current	493,076
Accounts payable	6,613,031
Other accrued liabilities	1,246,962
Long-term borrowings	2,218,672
Other long-term liabilities	416,587
Deferred tax liabilities	1,061,019
Total liabilities	12,049,347

Purchase consideration	$7,224,400
The allocation of the value of identifiable intangible assets is as follows:

	Fair value	Weighted average useful life
Customer relationships	$3,860,200	14 years
Trade name	1,073,700	Indefinite lived
Total intangibles acquired	$4,933,900
Goodwill is the excess of the consideration transferred over the net assets recognized and primarily represents future economic benefits arising from assets acquired that are not individually identified and separately recognized, including synergies inherent in the acquired business, of which approximately $500 million is expected to be deductible for tax purposes.
Included within the Company’s Consolidated Statement of Operations are revenues for the three months ended February 28, 2022, of approximately $10.0 billion from Tech Data. As the Company began integrating certain sales and other functions after the closing of the acquisition, these amounts represent an estimate of the Tech Data revenues for the three months ended February 28, 2022. It is not necessarily indicative of how the Tech Data operations would have performed on a stand-alone basis. As a result of certain integration activities subsequent to the date of acquisition, it is impracticable to disclose net income from Tech Data for the period subsequent to the acquisition date.
The following table presents unaudited supplemental pro forma information as if the Merger had occurred at the beginning of fiscal 2020, after giving effect to certain adjustments related to the transaction. The pro forma results exclude any benefits that may result from potential cost savings and certain non-recurring costs. As a result, the pro forma

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 28, 2022 and 2021
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
information below does not purport to present what actual results would have been had the Merger been consummated on the date indicated and it is not necessarily indicative of the results of operations that may result in the future.

Three Months Ended
February 28, 2021
Revenue	$15,245,644
Net income	$136,324
Adjustments reflected in the pro forma results include the following:
•Amortization of acquired intangible assets
•Interest costs associated with the Merger
•Tax effects of adjustments based on an estimated statutory tax rate
NOTE 4—ACQUISITION, INTEGRATION AND RESTRUCTURING COSTS:
Acquisition, integration and restructuring costs are primarily comprised of costs related to the Merger and costs related to the Global Business Optimization 2 Program initiated by Tech Data prior to the Merger (the “GBO 2 Program”). There were no acquisition, integration and restructuring costs incurred during the three months ended February 28, 2021.
The Merger
The Company incurred acquisition, integration and restructuring costs related to the completion of the Merger, including professional services costs, personnel and other costs, long-lived assets charges and stock-based compensation expense. Professional services costs are primarily comprised of legal expenses and tax and other consulting services. Personnel and other costs are primarily comprised of costs related to retention and other bonuses, as well as severance costs. Long-lived assets charges are comprised of accelerated depreciation and amortization expense of $52.9 million recorded due to changes in asset useful lives in conjunction with the consolidation of certain IT systems. Stock-based compensation expense primarily relates to costs associated with the conversion of certain Tech Data performance-based equity awards issued prior to the Merger into restricted shares of TD SYNNEX (refer to Note 5 - Share-Based Compensation for further information) and expenses for certain restricted stock awards issued in conjunction with the Merger.
During the three months ended February 28, 2022, acquisition and integration expenses related to the Merger were composed of the following:

Three Months Ended
February 28, 2022
Professional services costs	$8,148
Personnel and other costs	10,944
Long-lived assets charges	52,871
Stock-based compensation	13,576
Total	$85,539
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

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 28, 2022 and 2021
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
costs are primarily comprised of professional services fees not related to restructuring activities, including costs related to improving profitability and optimizing net-working capital.
Acquisition, integration and restructuring costs under the GBO 2 Program for fiscal 2022 included the following:

Three Months Ended
February 28, 2022
Restructuring costs	$6,046
Other professional services costs	1,785
Total	$7,831
Restructuring costs under the GBO 2 Program for fiscal 2022 were composed of the following:

Three Months Ended
February 28, 2022
Severance	$359
Other exit costs	5,687
Total	$6,046
During the three months ended February 28, 2022, the Company recorded restructuring costs related to GBO 2 of $1.8 million, $3.9 million and $0.3 million, for the Americas, Europe and APJ regions, respectively.
Restructuring activity during the three months ended February 28, 2022 related to the GBO 2 Program is as follows:

	Severance and Benefits	Other Exit Costs	Total
Accrued balance as of November 30, 2021	$4,918	$1,591	$6,509
Expenses	359	5,687	6,046
Cash payments	(3,104)	(6,755)	(9,859)
Foreign currency translation	(2)	(66)	(68)
Accrued balance as of February 28, 2022	$2,171	$457	$2,628

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 28, 2022 and 2021
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
NOTE 5—SHARE-BASED COMPENSATION:
Overview of TD SYNNEX stock incentive plans
The Company recognizes share-based compensation expense for all share-based awards made to employees and directors, including employee stock options, restricted stock awards, restricted stock units, performance-based restricted stock units and employee stock purchases, based on estimated fair values.
The following tables summarize the Company's share-based awards activity for TD SYNNEX stock incentive plans during the three months ended February 28, 2022.
A summary of the changes in the Company's stock options is set forth below:

Stock options
Balances, November 30, 2021	689
Granted	9
Exercised	(17)
Balances, February 28, 2022	681
A summary of the changes in the Company's non-vested restricted stock awards and stock units is presented below:

Restricted stock awards and Restricted stock units
Nonvested at November 30, 2021	1,066
Granted	25
Vested	(150)
Canceled	(36)
Nonvested at February 28, 2022	905
The Company recorded $8.7 million and $4.9 million of share-based compensation expense in the Consolidated Statements of Operations for TD SYNNEX stock incentive plans during the three months ended February 28, 2022 and 2021, respectively, including $1.9 million recorded in “Acquisition, integration, and restructuring costs" during the three months ended February 28, 2022 for share-based awards issued in conjunction with the Merger.
Tech Data Equity Awards
Prior to the Merger, certain of Tech Data’s employees were granted performance-based equity awards in Tiger Parent Holdings L.P., a partnership entity that was the parent company of Tiger Parent (AP) Corporation and Tech Data, that were unvested at the time of the closing of the Merger. Upon closing of the Merger, the unvested performance-based equity awards were converted into restricted shares of TD SYNNEX that vest over two years.
The following table summarizes the activity related to these restricted shares during the three months ended February 28, 2022:

Restricted shares
Nonvested at November 30, 2021	751
Vested	(1)
Canceled	(15)
Nonvested at February 28, 2022	735

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 28, 2022 and 2021
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
The restricted shares had a fair value of $127.60 per share upon closing of the Merger which will be recorded as share-based compensation expense on a straight-line basis over the vesting period in “Acquisition, integration, and restructuring costs” in the Consolidated Statement of Operations. The Company recorded $11.7 million of share-based compensation expense related to these restricted shares in “Acquisition, integration, and restructuring costs” during the three months ended February 28, 2022. As of February 28, 2022, there was $70.4 million of total unamortized share-based compensation expense related to these restricted shares to be recognized over a weighted-average amortization period of 1.5 years.
NOTE 6—BALANCE SHEET COMPONENTS:
Cash, cash equivalents and restricted cash:
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	As of
	February 28, 2022	November 30, 2021
Cash and cash equivalents	$510,207	$993,973
Restricted cash included in other current assets	200	940
Cash, cash equivalents and restricted cash	$510,407	$994,913
Accounts receivable, net:

	As of
	February 28, 2022	November 30, 2021
Accounts receivable	$8,856,447	$8,424,868
Less: Allowance for doubtful accounts	(124,423)	(114,836)
Accounts receivable, net	$8,732,024	$8,310,032
Receivables from vendors, net:

	As of
	February 28, 2022	November 30, 2021
Receivables from vendors	$1,118,469	$1,130,091
Less: Allowance for doubtful accounts	(15,481)	(11,128)
Receivables from vendors, net	$1,102,988	$1,118,963

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 28, 2022 and 2021
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
Allowance for doubtful trade receivables:

Balance at November 30, 2021	$114,836
Additions	15,927
Write-offs, reclassifications and foreign exchange translation	(6,340)
Balance at February 28, 2022	$124,423
Allowance for receivables from vendors:

Balance at November 30, 2021	$11,128
Additions	4,140
Write-offs, reclassifications and foreign exchange translation	213
Balance at February 28, 2022	$15,481
Accumulated other comprehensive income (loss):
The components of accumulated other comprehensive loss (“AOCI”), net of taxes, were as follows:

	Unrealized gains (losses) on cash flow hedges, net of taxes	Foreign currency translation adjustment and other, net of taxes	Total
Balance as of November 30, 2021	$(48,803)	$(287,391)	$(336,194)
Other comprehensive income before reclassification	8,902	2,776	11,678
Reclassification of (gains) losses from other comprehensive income (loss)	7,501	—	7,501
Balance as of February 28, 2022	$(32,400)	$(284,615)	$(317,015)
Refer to Note 7 - Derivative Instruments for the location of gains and losses reclassified from other comprehensive income to the Consolidated Statements of Operations.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 28, 2022 and 2021
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
Fair Values of Derivative Instruments in the Consolidated Balance Sheets
The fair values of the Company’s derivative instruments are disclosed in Note 8 - Fair Value Measurements and summarized in the table below:

	Value as of
Balance Sheet Line Item	February 28, 2022	November 30, 2021
Derivative instruments not designated as hedging instruments:
Foreign exchange forward contracts (notional value)	$1,507,805	$1,217,595
Other current assets	8,653	13,764
Other accrued liabilities	6,073	2,992
Derivative instruments designated as cash flow hedges:
Interest rate swaps (notional value)	$1,100,000	$1,500,000
Other accrued liabilities	19,907	38,670
Other long-term liabilities	7,027	24,151

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 28, 2022 and 2021
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
The Company terminated interest rate swaps with a notional value of $400 million in December 2021. Cumulative losses on the terminated interest rate swaps of $16 million will be reclassified from AOCI to “Interest expense and finance charges, net” over the period through September 2023.
Volume of Activity
The notional amounts of foreign exchange forward contracts represent the gross amounts of foreign currency, including, principally, the Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese yuan, Czech koruna, Danish krone, Euro, Indian rupee, Indonesian rupiah, Japanese yen, Mexican peso, Norwegian krone, Philippine peso, Polish zloty, Singapore dollar, Swedish krona, Swiss franc and Turkish lira that will be bought or sold at maturity. The notional amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of the Company’s exposure to credit or market loss. The Company’s exposure to credit loss and market risk will vary over time as currency and interest rates change.
The Effect of Derivative Instruments on AOCI and the Consolidated Statements of Operations
The following table shows the gains and losses, before taxes, of the Company’s derivative instruments designated as cash flow hedges in Other Comprehensive Income (“OCI”) and not designated as hedging instruments in the Consolidated Statements of Operations for the periods presented:

		Three Months Ended,
	Location of Gains (Losses) in Income	February 28, 2022	February 28, 2021
Derivative instruments designated as cash flow hedges:
Gains (losses) recognized in OCI on interest rate swaps		$11,820	$3,055
Gains (losses) on interest rate swaps reclassified from AOCI into income	Interest expense and finance charges, net	$(9,960)	$(10,326)

Derivative instruments not designated as hedging instruments:
Gains (losses) recognized from foreign exchange forward contracts, net(1)	Cost of products sold	$(9,893)	$—
Gains (losses) recognized from foreign exchange forward contracts, net(1)	Other income (expense), net	(210)	(697)
Gains (losses) recognized from interest rate swaps, net	Interest expense and finance charges, net	—	128
Total		$(10,103)	$(569)
____________________________

(1)	The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies.
There were no material gain or loss amounts excluded from the assessment of effectiveness. Existing net losses in AOCI that are expected to be reclassified into earnings in the normal course of business within the next twelve months are $29 million.
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

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 28, 2022 and 2021
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
The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	As of February 28, 2022				As of November 30, 2021
		Fair value measurement category				Fair value measurement category
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Forward foreign currency exchange contracts	$8,653	$—	$8,653	$—	$13,764	$—	$13,764	$—
Liabilities:
Forward foreign currency exchange contracts	$6,073	$—	$6,073	$—	$2,992	$—	$2,992	$—
Interest rate swaps	26,934	—	26,934	—	62,821	—	62,821	—
The fair values of forward exchange contracts are measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. Fair values of interest rate swaps are measured using standard valuation models using inputs that are readily available in public markets, or can be derived from observable market transactions, including LIBOR spot and forward rates. The effect of nonperformance risk on the fair value of derivative instruments was not material as of February 28, 2022 and November 30, 2021.
The carrying values of accounts receivable, accounts payable and short-term debt approximate fair value due to their short maturities and interest rates which are variable in nature. The carrying value of the Company’s term loans approximate their fair value since they bear interest rates that are similar to existing market rates. The estimated fair value of the Senior Notes was approximately $2.36 billion and $2.45 billion at February 28, 2022 and November 30, 2021, respectively.
During the three months ended February 28, 2022, there were no transfers between the fair value measurement category levels.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 28, 2022 and 2021
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
NOTE 9—BORROWINGS:
Borrowings consist of the following:

	As of
	February 28, 2022	November 30, 2021
TD SYNNEX U.S. Accounts Receivable Securitization Agreement	$749,000	$—
Other committed and uncommitted revolving credit facilities and borrowings	287,400	106,256
Current portion of TD SYNNEX term loan	75,000	75,000
Borrowings, current	$1,111,400	$181,256

TD SYNNEX term loan	$1,406,250	$1,425,000
TD SYNNEX Senior Notes	2,500,000	2,500,000
Other credit agreements and long-term debt	69,281	72,258
Long-term borrowings, before unamortized debt discount and issuance costs	$3,975,531	$3,997,258
Less: unamortized debt discount and issuance costs	(40,311)	(42,082)
Long-term borrowings	$3,935,220	$3,955,176
TD SYNNEX United States accounts receivable securitization arrangement
In the United States, the Company has an accounts receivable securitization program to provide additional capital for its operations (the “U.S. AR Arrangement”). Under the terms of the U.S. AR Arrangement, as amended in December 2021, the Company and its subsidiaries that are party to the U.S. AR Arrangement can borrow up to a maximum of $1.5 billion based upon eligible trade accounts receivable. The U.S. AR Arrangement has a maturity date of December 2024. The effective borrowing cost under the U.S. AR Arrangement is a blended rate based upon the composition of the lenders, that includes prevailing dealer commercial paper rates and a rate based upon LIBOR. In addition, a program fee payable on the used portion of the lenders’ commitment accrues at 0.75% per annum. A facility fee is payable on the adjusted commitment of the lenders, to accrue at different tiers ranging between 0.30% per annum and 0.40% per annum depending on the amount of outstanding advances from time to time.
Under the terms of the U.S. AR Arrangement, the Company and certain of its U.S. subsidiaries sell, on a revolving basis, their receivables (other than certain excluded receivables) to a wholly-owned, bankruptcy-remote subsidiary. The borrowings are funded by pledging all of the rights, title and interest in the receivables acquired by the Company's bankruptcy-remote subsidiary as security. Any amounts received under the U.S. AR Arrangement are recorded as debt on the Company's Consolidated Balance Sheets.
There was $749.0 million outstanding under the U.S. AR Arrangement at February 28, 2022 at an interest rate of 1.18%. There were no amounts outstanding under the U.S. AR Arrangement at November 30, 2021.
TD SYNNEX credit agreement
The Company is party to a credit agreement, dated as of April 16, 2021 (the “TD SYNNEX Credit Agreement”) with the lenders party thereto and Citibank, N.A., as agent, pursuant to which the Company received commitments for the extension of a senior unsecured revolving credit facility not to exceed an aggregate principal amount of $3.5 billion, which revolving credit facility (the “TD SYNNEX revolving credit facility”) may, at the request of the Company but subject to the lenders’ discretion, potentially be increased by up to an aggregate amount of $500.0 million. There were no amounts outstanding under the TD SYNNEX revolving credit facility at February 28, 2022 or November 30, 2021. The TD SYNNEX Credit Agreement also includes a fully funded senior unsecured term loan (the “TD SYNNEX term loan” and, together with the TD SYNNEX revolving credit facility, the “TD SYNNEX credit facilities”) that had an original aggregate principal amount of $1.5 billion and has begun amortizing as described below. The borrower under the TD SYNNEX credit facilities is the Company. There are no guarantors of the TD SYNNEX credit facilities. The maturity of the TD SYNNEX credit facilities is on the fifth anniversary of the September 2021 closing date, to occur in September 2026,

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 28, 2022 and 2021
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
subject in the case of the revolving credit facility, to two one-year extensions upon the Company’s prior notice to the lenders and the agreement of the lenders to extend such maturity date.
The outstanding principal amount of the TD SYNNEX term loan is payable in quarterly installments in an amount equal to 1.25% of the original $1.5 billion principal balance, with the outstanding principal amount of the term loans due in full on the maturity date. Loans borrowed under the TD SYNNEX Credit Agreement bear interest, in the case of LIBOR (or successor) rate loans, at a per annum rate equal to the applicable LIBOR (or successor) rate, plus the applicable margin, which may range from 1.125% to 1.75%, based on the Company’s public debt rating (as defined in the TD SYNNEX Credit Agreement). The applicable margin on base rate loans is 1.00% less than the corresponding margin on LIBOR (or successor rate) based loans. In addition to these borrowing rates, there is a commitment fee which ranges from 0.125% to 0.300% on any unused commitment under the TD SYNNEX revolving credit facility based on the Company’s public debt rating. The effective interest rate for the TD SYNNEX term loan was 1.59% and 1.49% as of February 28, 2022 and November 30, 2021, respectively.
The TD SYNNEX Credit Agreement contains various loan covenants that are customary for similar facilities for similarly rated borrowers that restricts the ability of the Company and its subsidiaries to take certain actions. The TD SYNNEX Credit Agreement also contains financial covenants which require compliance with a maximum debt to EBITDA ratio and a minimum interest coverage ratio, in each case tested on the last day of each fiscal quarter commencing with the first full fiscal quarter to occur after the closing date of the TD SYNNEX credit facilities. The TD SYNNEX Credit Agreement also contains various customary events of default, including with respect to a change of control of the Company.
TD SYNNEX Senior Notes
On August 9, 2021, the Company completed its offering of $2.5 billion aggregate principal amount of senior unsecured notes, consisting of $700.0 million of 1.25% senior notes due August 9, 2024, $700.0 million of 1.75% senior notes due August 9, 2026, $600.0 million of 2.375% senior notes due August 9, 2028, and $500.0 million of 2.65% senior notes due August 9, 2031 (collectively, the “Senior Notes,” and such offering, the “Senior Notes Offering”). The Company incurred $19.6 million towards issuance costs on the Senior Notes. The Company pays interest semi-annually on the notes on each of February 9 and August 9. The net proceeds from this offering were used to fund a portion of the aggregate cash consideration payable in connection with the Merger, refinance certain of the Company's existing indebtedness and pay related fees and expenses and for general purposes.
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
Other borrowings and term debt
The Company has various other committed and uncommitted lines of credit with financial institutions, accounts receivable securitization arrangements, factoring of accounts receivable with recourse provisions, finance leases, short-term loans, term loans, credit facilities and book overdraft facilities, totaling approximately $618.8 million as of February 28, 2022. Interest rates and other terms of borrowing under these lines of credit vary by country, depending on local market

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 28, 2022 and 2021
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
conditions. There was $287.4 million outstanding on these facilities at February 28, 2022, at a weighted average interest rate of 2.98%, and there was $106.3 million outstanding at November 30, 2021, at a weighted average interest rate of 4.59%. Borrowings under certain of these lines of credit facilities are guaranteed by the Company or secured by eligible accounts receivable.
At February 28, 2022, the Company was also contingently liable for reimbursement obligations with respect to issued standby letters of credit in the aggregate outstanding amount of $102.0 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.
The maximum commitment amounts for local currency credit facilities have been translated into United States Dollars at February 28, 2022 exchange rates.
Covenant compliance
The Company's credit facilities have a number of covenants and restrictions that require the Company to maintain specified financial ratios. The covenants also limit the Company’s ability to incur additional debt, create liens, enter into agreements with affiliates, modify the nature of the Company’s business and merge or consolidate. As of February 28, 2022, the Company was in compliance with all current and material financial covenant requirements for the above arrangements.
NOTE 10—EARNINGS PER COMMON SHARE:
The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended
	February 28, 2022	February 28, 2021
Basic earnings per common share:
Net income attributable to common stockholders(1)	$131,443	$86,933
Weighted-average number of common shares - basic	95,584	51,145
Basic earnings per common share	$1.38	$1.70

Diluted earnings per common share:
Net income attributable to common stockholders(1)	$131,446	$86,940

Weighted-average number of common shares - basic	95,584	51,145
Effect of dilutive securities:
Stock options and restricted stock units	308	418
Weighted-average number of common shares - diluted	95,892	51,563

Diluted earnings per common share	$1.37	$1.69

Anti-dilutive shares excluded from diluted earnings per share calculation	245	18

(1)	Restricted stock awards granted by the Company are considered participating securities. Income available to participating securities was immaterial in all periods presented.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 28, 2022 and 2021
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
NOTE 11—SEGMENT INFORMATION:
Segment results for all prior periods have been restated for comparability to the Company’s current reportable segments (see Note 1 – Organization and Basis of Presentation for further discussion). Summarized financial information related to the Company’s reportable business segments for the periods presented is shown below:

	Americas	Europe	APJ	Consolidated
Three Months Ended February 28, 2022
Revenue	$9,074,273	$5,579,788	$815,916	$15,469,977
Operating income	133,537	65,332	23,571	222,440
Three Months Ended February 28, 2021
Revenue	$4,307,007	$132,532	$499,475	$4,939,014
Operating income	120,435	6,235	15,078	141,748

	Americas	Europe	APJ	Consolidated
Total Assets
As of:
February 28, 2022	$16,498,640	$10,619,007	$1,605,017	$28,722,664
November 30, 2021	15,708,483	10,657,886	1,300,011	27,666,380

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 28, 2022 and 2021
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
NOTE 12—RELATED PARTY TRANSACTIONS:
The Company has a business relationship with MiTAC Holdings Corporation (“MiTAC Holdings”), a publicly-traded company in Taiwan, which began in 1992 when MiTAC Holdings became one of the Company's primary investors through its affiliates. As of both February 28, 2022 and November 30, 2021, MiTAC Holdings and its affiliates beneficially owned approximately 9.5% of the Company’s outstanding common stock. Mr. Matthew Miau, Chairman Emeritus of the Company’s Board of Directors and a director, is the Chairman of MiTAC Holdings and a director or officer of MiTAC Holdings’ affiliates.
Beneficial ownership of the Company’s common stock by MiTAC Holdings
As noted above, MiTAC Holdings and its affiliates in the aggregate beneficially owned approximately 9.5% of the Company’s outstanding common stock as of February 28, 2022. These shares are owned by the following entities:

As of February 28, 2022
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

The following table presents the Company's transactions with MiTAC Holdings and its affiliates for the periods indicated:

	Three Months Ended
	February 28, 2022	February 28, 2021
Purchases of inventories and services	$46,576	$41,157
Sale of products to MiTAC Holdings and affiliates	60	218
Payments made for rent and overhead costs for use of facilities of MiTAC Holdings and affiliates, net	36	32
The following table presents the Company’s receivable from and payable to MiTAC Holdings and its affiliates for the periods presented:

	February 28, 2022	November 30, 2021
Receivable from related parties (included in Accounts receivable, net)	$40,197	$21,841
Payable to related parties (included in Accounts payable)	35,825	32,802

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 28, 2022 and 2021
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
NOTE 13—EQUITY:
Share repurchase program
In June 2020, the Board of Directors authorized a three-year $400 million share repurchase program, effective July 1, 2020, pursuant to which the Company may repurchase its outstanding common stock from time to time in the open market or through privately negotiated transactions. As of February 28, 2022, the Company had $376.2 million available for future repurchases of its common stock under the authorized share repurchase program.
The Company's common share repurchase activity for the three months ended February 28, 2022 is summarized as follows:

	Shares	Weighted-average price per share
Treasury stock balance at November 30, 2021	2,633	$76.40
Shares of treasury stock repurchased under share repurchase program	229	103.73
Shares of treasury stock repurchased for tax withholdings on equity awards	53	102.80
Treasury stock balance at February 28, 2022	2,915	$79.03
Dividends
On March 24, 2022, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.30 per common share payable on April 22, 2022 to stockholders of record as of the close of business on April 8, 2022. Future dividends are subject to continued capital availability and declaration by the Board of Directors that the dividend is in the best interest of the Company’s stockholders.
NOTE 14—COMMITMENTS AND CONTINGENCIES:
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
The French Autorité de la Concurrence (“Competition Authority”) began in 2013 an investigation into the French market for certain products of Apple, Inc. ("Apple") for which the Company is a distributor. In March 2020, the Competition Authority imposed fines on Tech Data, on another distributor, and on Apple, finding that Tech Data entered into an anticompetitive agreement with Apple regarding volume allocations of Apple products. The fine imposed on Tech Data was €76 million (approximately $85 million as of February 28, 2022). The Company has vigorously contested the arguments of the Competition Authority, and the Company has appealed its determination to the French courts, seeking to set aside or reduce the fine. Although the Company believes it has strong arguments on appeal, the Company has determined that the best estimate of probable loss related to this matter as of February 28, 2022 is €36 million (approximately $40 million as of February 28, 2022). Under French law, the pendency of the Company’s appeal does not suspend the obligation to pay the fine. Tech Data agreed with the French authorities to make eight equal installment payments in relation to the fine assessed for a total amount of €22.8 million on a quarterly basis from January 2021 through October 2022. As of February 28, 2022, the Company has an accrual established for this matter of €21.8 million ($24.4 million as of February 28, 2022) that represents the total estimate of probable loss less installment payments made

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 28, 2022 and 2021
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
to date. If the appeal process is not completed prior to the end of December 2022, the Company may be required to pay further amounts towards the full fine assessed by the Competition Authority before the Company’s appeal is finally determined. However, any additional amounts that may need to be paid have not yet been determined. Additionally, the Company has provided a third-party surety bond to the Competition Authority to guarantee the payment of the amount of the fine and interest, if applicable. A civil lawsuit related to this matter, alleging anticompetitive actions in association with the established distribution networks for Apple, Tech Data and another distributor was filed by eBizcuss. The Company is currently evaluating this matter and cannot currently estimate the probability or amount of any potential loss.
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
Under the Separation and Distribution agreement with Concentrix that was entered into in connection with the Separation, SYNNEX agreed to indemnify Concentrix, each of its subsidiaries and each of their respective directors, officers and employees from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to SYNNEX as part of the Separation. Similarly, Concentrix agreed to indemnify SYNNEX, each of its subsidiaries and each of their respective directors, officers and employees from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to Concentrix as part of the Separation. The Company expects Concentrix to fully perform under the terms of the Separation and Distribution agreement.
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

When used in this Quarterly Report on Form 10-Q, or this “Report”, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “allows,” “can,” “may,” “could,” “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about market trends, our business model and our services, our business and market strategy, future growth, including expansion of our product and service lines, our infrastructure, our investment in our information technology, or IT, systems, our employee hiring; and retention, the ownership interest of MiTAC Holdings Corporation or MiTAC Holdings, in us and its impact, the ownership interest of Apollo Global Management, Inc., or Apollo, in us and its impact, the impact of the Merger, our integration plans, our plans with respect to the GBO 2 Program, our revenue, sources of revenue, our gross margins, our operating costs and results, timing of payment, the value of our inventory, our competition, including with Synnex Technology International Corp., our future needs for additional financing, the likely sources for such funding and the impact of such funding, concentration of customers and suppliers, customer and supplier contract terms, customer forecasts and its impact on us, relationships with our suppliers, adequacy of our facilities, ability to obtain comparable leases, ability to manage and communicate with international resources, ability to meet demand, managing inventory and our shipping costs, our legal proceedings, including the investigation by the Competition Authority, our operations and trends related thereto, our international operations, foreign currency exchange rates and hedging activities, expansion of our operations and related effects, our strategic acquisitions including anticipated cost savings and other benefits, divestitures of businesses and assets, revenue, cost of revenue and gross margin, our goodwill, seasonality of sales, changes in share price, adequacy of our cash resources to meet our capital needs, our debt and financing arrangements, including the impact of any change to our credit rating, interest rate risk and impact thereof, cash held by our international subsidiaries and repatriation, changes in fair value of derivative instruments, our tax liabilities, adequacy of our disclosure controls and procedures, dependency on personnel, pricing pressures, cybersecurity and compliance with related rules and regulations, impact of rules and regulations affecting public companies, the replacement of LIBOR, impact of our pricing policies, impact of economic and industry trends, changes to the markets in which we compete, impact of our accounting policies and recently issued accounting pronouncements, our estimates and assumptions, impact of inventory repurchase obligations and commitments and contingencies, our effective tax rates, impact of any impairment of our goodwill and intangible assets, our share repurchase and dividend program, our securitization programs, term loans and revolving credit lines, our investments in working capital, personnel, our succession planning and various environmental, social and governance initiatives and attention, our purchase accounting adjustments, plans with respect to our controls and procedures, and the impact of global economic, political and social conditions. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed herein and risks related to the risk that the legacy SYNNEX and legacy Tech Data businesses will not be integrated successfully or realize the anticipated benefits of the combined company, the COVID-19 global pandemic, the ability to retain key personnel, the seasonality of the buying patterns of our customers, concentration of sales to large customers, the loss or consolidation of one or more of our significant original equipment manufacturer, or OEM, suppliers or customers, market acceptance and product life of the products we assemble and distribute, competitive conditions in our industry and their impact on our margins, pricing and other terms with our OEM suppliers, our ability to gain market share, variations in supplier-sponsored programs, changes in our costs and operating expenses, dependence upon and trends in capital spending budgets in the IT industry, fluctuations in general economic conditions including impacts from Russia's invasion of Ukraine, change in the market for our customers' products, employee turnover, changes in tax laws, risks associated with our international operations, uncertainties and variability in demand by our reseller and integration customers, supply shortages or delays, any termination or reduction in our floor plan financing arrangements, changes in value of foreign currencies and interest rates and other risk factors contained in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended November 30, 2021 and below under Part II, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, unless otherwise required by law.

In the Management’s Discussion and Analysis of Financial Condition and Results of Operations, all references to “TD SYNNEX,” “we,” “us,” “our” or the “Company” mean TD SYNNEX Corporation and its subsidiaries for periods after the acquisition of Tech Data, except where it is made clear that the term means only the parent company or one of its segments while all references to “SYNNEX,” “we,” “us,” “our” or the “Company” mean SYNNEX Corporation and its subsidiaries for periods prior to the acquisition of Tech Data, except where it is made clear that the term means only the parent company or one of its segments.

TD SYNNEX, the TD SYNNEX Logo and all other TD SYNNEX company, product and services names and slogans are trademarks or registered trademarks of TD SYNNEX Corporation. Other names and marks are the property of their respective owners.
Overview
We are a Fortune 200 corporation and a leading global distributor and solutions aggregator for the information technology ("IT") ecosystem.
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
On March 22, 2021, SYNNEX entered into an agreement and plan of merger (the “Merger Agreement”) which provided that legacy SYNNEX Corporation would acquire legacy Tech Data Corporation, a Florida corporation (“Tech Data”) through a series of mergers, which would result in Tech Data becoming an indirect subsidiary of TD SYNNEX Corporation (collectively, the "Merger"). On September 1, 2021, pursuant to the terms of the Merger Agreement, SYNNEX acquired all the outstanding shares of common stock of Tiger Parent (AP) Corporation, the parent corporation of Tech Data, for consideration of $1.61 billion in cash ($1.11 billion in cash after giving effect to a $500 million equity contribution by Tiger Parent Holdings, L.P., Tiger Parent (AP) Corporation's sole stockholder and an affiliate of Apollo Global Management, Inc., to Tiger Parent (AP) Corporation prior to the effective time of the Merger) and 44 million shares of common stock of SYNNEX, valued at approximately $5.61 billion. See Note 3 – Acquisitions to the Consolidated Financial Statements in Part I, Item 1 of this Report for further information.
We previously had two reportable segments as of November 30, 2020: Technology Solutions and Concentrix. After giving effect to the Separation on December 1, 2020, we operated in a single reportable segment. After completion of the Merger, we reviewed our reportable segments as there was a change in our chief executive officer, who is also our chief operating decision maker. Our chief operating decision maker has a leadership structure aligned with the geographic locations of the Americas, Europe and Asia-Pacific and Japan (“APJ”) and reviews and allocates resources based on these geographic locations. As a result, as of September 1, 2021 we began operating in three reportable segments based on our geographic locations: the Americas, Europe and APJ. Segment results for all prior periods have been restated for comparability to the Company’s current reportable segments. For financial information by segment, refer to Note 11 – Segment Information, to the Consolidated Financial Statements in Part I, Item 1 of this Report. We have presented limited information by reportable segment within the Management’s Discussion and Analysis of Financial Condition and Results of Operations due to the lack of comparability between periods resulting from the Merger on September 1, 2021.
We distribute technology products from original equipment manufacturers (“OEM”), as well as suppliers of next-generation technologies and delivery models, to resellers, system integrators, and retailers. We purchase PC systems, mobile phones and accessories, printers, peripherals, IT systems, system components, software, networking, communications and security equipment, consumer electronics and complementary products from our suppliers and sell them to our reseller and retail customers. We perform a similar function for our distribution of licensed software products. Our reseller customers include value-added resellers, corporate resellers, government resellers, system integrators, direct marketers, retailers and managed service providers. We combine our core strengths in distribution with demand generation, supply chain management and design and integration solutions to help our customers achieve greater efficiencies in time to market, cost minimization, real-time linkages in the supply chain and aftermarket product support. We also provide comprehensive IT solutions in key vertical markets such as government and healthcare and we provide specialized service offerings that increase efficiencies in the areas of global computing components, logistics services and supply chain management. Additionally, we provide our customers with systems design and integration solutions for data center servers and networking solutions built specific to our customers’ workloads and data center environments.

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
In December 2019, there was an outbreak of a new strain of coronavirus (“COVID-19”), which was characterized as a pandemic by the World Health Organization in March 2020. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and workforce participation, including our own, and created significant volatility and disruption of financial markets. The disruptions due to COVID-19 have impacted our business including logistics operations. Despite improvements in the global economy since the onset of the pandemic, the emergence of the Delta and Omicron variants and other mutations bring uncertainty to continued economic recovery. As a result, the Company cannot at this time accurately predict what effects these conditions will have on its operations and financial condition, including due to the uncertainties relating to the severity and duration of the pandemic, the effect on its customers and customer demand and the length of the restrictions and closures imposed by various governments, including recent restrictions and closures within the Asia-Pacific region. As a result, many of the estimates and assumptions involved in the preparation of the financial statements included in this report on Form 10-Q, required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve with respect to the pandemic, our estimates may change in future periods.
Critical Accounting Policies and Estimates
During the three months ended February 28, 2022, there were no material changes to our critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2021.
During the three months ended February 28, 2022, we adopted certain other new accounting pronouncements. The impact of adoption of these pronouncements was not material to our consolidated financial statements. See Note 2 - Summary of Significant Accounting Policies to our Consolidated Financial Statements in Part I, Item 1 of this Report for further information.
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

Results of Operations
The following table sets forth, for the indicated periods, data as percentages of total revenue:

	Three months ended
Statements of Operations Data:	February 28, 2022	February 28, 2021
Revenue	100.00%	100.00%
Cost of revenue	(93.74)%	(93.83)%
Gross profit	6.26%	6.17%
Acquisition, integration and restructuring costs	(0.60)%	—%
Selling, general and administrative expenses	(4.22)%	(3.30)%
Operating income	1.44%	2.87%
Interest expense and finance charges, net	(0.27)%	(0.46)%
Other income (expense), net	(0.03)%	(0.03)%
Income before income taxes	1.14%	2.38%
Provision for income taxes	(0.28)%	(0.60)%
Net income	0.86%	1.78%
Due to the ongoing impact of the COVID-19 pandemic, current results and financial condition discussed herein may not be indicative of future operating results and trends.
Certain non-GAAP financial information
In addition to disclosing financial results that are determined in accordance with GAAP, we also disclose certain non-GAAP financial information, including:
•Non-GAAP operating income, which is operating income, adjusted to exclude acquisition, integration and restructuring costs, amortization of intangible assets, share-based compensation expense and purchase accounting adjustments.
•Non-GAAP operating margin, which is non-GAAP operating income, as defined above, divided by revenue.
•Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) which is net income before interest, taxes, depreciation and amortization, adjusted to exclude other income (expense), net, acquisition, integration and restructuring costs, share-based compensation expense, and purchase accounting adjustments.
•Non-GAAP net income, which is net income, adjusted to exclude acquisition, integration and restructuring costs, amortization of intangible assets, share-based compensation expense, purchase accounting adjustments, income taxes related to the aforementioned items, as well as a capital loss carryback benefit.
•Non-GAAP diluted earnings per common share (“EPS”), which is diluted EPS excluding the per share impact of acquisition, integration and restructuring costs, amortization of intangible assets, share-based compensation expense, purchase accounting adjustments, income taxes related to the aforementioned items, as well as a capital loss carryback benefit.
Acquisition, integration and restructuring costs typically consist of acquisition, integration, restructuring and divestiture related costs and are expensed as incurred. These expenses primarily represent professional services costs for legal, banking, consulting and advisory services, severance and other personnel related costs, share-based compensation expense and debt extinguishment fees. From time to time, this category may also include transaction-related gains/losses on divestitures/spin-off of businesses, costs related to long-lived assets including impairment charges and accelerated depreciation and amortization expense due to changes in asset useful lives, as well as various other costs associated with the acquisition or divestiture.

Our acquisition activities have resulted in the recognition of finite-lived intangible assets which consist primarily of customer relationships and lists and vendor lists. Finite-lived intangible assets are amortized over their estimated useful lives and are tested for impairment when events indicate that the carrying value may not be recoverable. The amortization of intangible assets is reflected in our statements of operations. Although intangible assets contribute to our revenue generation, the amortization of intangible assets does not directly relate to the sale of our products. Additionally, intangible asset amortization expense typically fluctuates based on the size and timing of our acquisition activity. Accordingly, we believe excluding the amortization of intangible assets, along with the other non-GAAP adjustments which neither relate to the ordinary course of our business nor reflect our underlying business performance, enhances our and our investors’ ability to compare our past financial performance with our current performance and to analyze underlying business performance and trends. Intangible asset amortization excluded from the related non-GAAP financial measure represents the entire amount recorded within our GAAP financial statements, and the revenue generated by the associated intangible assets has not been excluded from the related non-GAAP financial measure. Intangible asset amortization is excluded from the related non-GAAP financial measure because the amortization, unlike the related revenue, is not affected by operations of any particular period unless an intangible asset becomes impaired or the estimated useful life of an intangible asset is revised.
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
Purchase accounting adjustments are primarily related to the impact of recognizing the acquired vendor and customer liabilities from the Merger at fair value. The Company expects the duration of these adjustments to benefit our non-GAAP operating income through fiscal 2022 and through a portion of fiscal 2023 based on historical settlement patterns with our vendors and in accordance with the timing defined in our policy for releasing vendor and customer liabilities we deem remote to be paid.
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

Non-GAAP Financial Information:
The following tables provide the reconciliations of our most comparable GAAP measures to our non-GAAP measures presented:

	Three Months Ended
	February 28, 2022	February 28, 2021
Operating Income and Operating Margin - Consolidated	(in thousands)
Revenue	$15,469,977	$4,939,014

Operating income	$222,440	$141,747
Acquisition, integration and restructuring costs	93,370	—
Amortization of intangibles	76,136	9,369
Share-based compensation	6,750	4,887
Purchase accounting adjustments	33,161	—
Non-GAAP operating income	$431,857	$156,003

Operating margin	1.44%	2.87%
Non-GAAP operating margin	2.79%	3.16%

	Three Months Ended
	February 28, 2022	February 28, 2021
Operating Income and Operating Margin - Americas	(in thousands)
Revenue	$9,074,273	$4,307,007

Operating income	$133,537	$120,435
Acquisition, integration and restructuring costs	51,530	—
Amortization of intangibles	43,528	9,369
Share-based compensation	6,750	4,887
Purchase accounting adjustments	17,738	—
Non-GAAP operating income	$253,083	$134,691

GAAP operating margin	1.47%	2.80%
Non-GAAP operating margin	2.79%	3.13%

	Three Months Ended
	February 28, 2022	February 28, 2021
Operating Income and Operating Margin - Europe	(in thousands)
Revenue	$5,579,788	$132,532

Operating income	$65,332	$6,235
Acquisition, integration and restructuring costs	39,729	—
Amortization of intangibles	31,970	—
Purchase accounting adjustments	15,423	—
Non-GAAP operating income	$152,454	$6,235

GAAP operating margin	1.17%	4.70%
Non-GAAP operating margin	2.73%	4.70%

	Three Months Ended
	February 28, 2022	February 28, 2021
Operating Income and Operating Margin - APJ	(in thousands)
Revenue	$815,916	$499,475

Operating income	$23,571	$15,078
Acquisition, integration and restructuring costs	2,111	—
Amortization of intangibles	638	—
Non-GAAP operating income	$26,320	$15,078

GAAP operating margin	2.89%	3.02%
Non-GAAP operating margin	3.23%	3.02%

	Three Months Ended
	February 28, 2022	February 28, 2021
Adjusted EBITDA - Consolidated	(in thousands)
Net income	$132,324	$87,822
Interest expense and finance charges, net	42,343	22,838
Provision for income taxes	43,505	29,754
Depreciation(1)	79,365	5,499
Amortization of intangibles	76,136	9,369
EBITDA	$373,673	$155,282
Other (income) expense, net	4,268	1,333
Acquisition, integration and restructuring costs	40,499	—
Share-based compensation	6,750	4,887
Purchase accounting adjustments	33,161	—
Adjusted EBITDA	$458,351	$161,502
(1) Includes depreciation recorded in acquisition, integration and restructuring costs.

	Three Months Ended
	February 28, 2022	February 28, 2021
Net Income - Consolidated	(in thousands)
Net income	$132,324	$87,822
Acquisition, integration and restructuring costs	95,202	—
Amortization of intangibles	76,136	9,369
Share-based compensation	6,750	4,887
Purchase accounting adjustments	33,161	—
Income taxes related to the above	(47,883)	(3,525)
Income tax capital loss carryback benefit	(3,246)	—
Non-GAAP net income	$292,444	$98,553

	Three Months Ended
Diluted Earnings per Common Share	February 28, 2022	February 28, 2021
Diluted EPS	$1.37	$1.69
Acquisition, integration and restructuring costs	0.99	—
Amortization of intangibles	0.79	0.18
Share-based compensation	0.07	0.09
Purchase accounting adjustments	0.34	—
Income taxes related to the above	(0.50)	(0.07)
Income tax capital loss carryback benefit	(0.03)	—
Non-GAAP diluted EPS	$3.03	$1.89
Three Months Ended February 28, 2022
Revenue

	Three Months Ended		Percent Change
	February 28, 2022	February 28, 2021
	(in thousands)
Revenue	$15,469,977	$4,939,014	213.2%
We distribute a comprehensive range of products for the technology industry and design and integrate data center equipment. The prices of our products are highly dependent on the volumes purchased within a product category. The products we sell from one period to the next are often not comparable due to changes in product models, features and customer demand requirements.
Revenue increased during the three months ended February 28, 2022, as compared to the prior year period, primarily due to an increase in sales resulting from the impact of the Merger of approximately $10 billion as well as broad-based demand for technology equipment.
Gross Profit

	Three Months Ended		Percent Change
	February 28, 2022	February 28, 2021
	(in thousands)
Gross profit	$968,661	$304,567	218.0%
Gross margin	6.26%	6.17%

Our gross margin is affected by a variety of factors, including competition, selling prices, mix of products, product costs along with rebate and discount programs from our suppliers, reserves or settlement adjustments, freight costs, inventory losses and fluctuations in revenue.
Our gross profit increased, during the three months ended February 28, 2022, as compared to the prior year period, primarily due to an increase in sales resulting from the impact of the Merger. The increase in gross margin during the three months ended February 28, 2022, as compared to the prior year period, is primarily due to product mix.
Acquisition, Integration and Restructuring Costs
Acquisition, integration and restructuring costs are primarily comprised of costs related to the Merger and costs related to the Global Business Optimization 2 Program initiated by Tech Data prior to the Merger (the “GBO 2 Program”). There were no acquisition, integration and restructuring costs incurred during the three months ended February 28, 2021.
The Merger
We incurred acquisition, integration and restructuring costs related to the completion of the Merger, including professional services costs, personnel and other costs, long-lived assets charges and stock-based compensation expense. Professional services costs are primarily comprised of legal expenses and tax and other consulting services. Personnel and other costs are primarily comprised of costs related to retention and other bonuses, as well as severance costs. Long-lived assets charges are comprised of accelerated depreciation and amortization expense of $52.9 million recorded due to changes in asset useful lives in conjunction with the consolidation of certain IT systems. Stock-based compensation expense primarily relates to costs associated with the conversion of certain Tech Data performance-based equity awards issued prior to the Merger into restricted shares of TD SYNNEX (refer to Note 5 – Share-Based Compensation to the Consolidated Financial Statements in Part I, Item 1 of this Report for further information) and expenses for certain restricted stock awards issued in conjunction with the Merger.
During the three months ended February 28, 2022, acquisition and integration expenses related to the Merger were composed of the following:

Three Months Ended
February 28, 2022
(in thousands)
Professional services costs	$8,148
Personnel and other costs	10,944
Long-lived assets charges	52,871
Stock-based compensation	13,576
Total	$85,539
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
Acquisition, integration and restructuring costs under the GBO 2 Program for the three months ended February 28, 2022 included the following:

Three Months Ended
February 28, 2022
(in thousands)
Restructuring costs	$6,046
Other professional services costs	1,785
Total	$7,831
Restructuring costs under the GBO 2 Program for the three months ended February 28, 2022 were composed of the following:

Three Months Ended
February 28, 2022
(in thousands)
Severance	$359
Other exit costs	5,687
Total	$6,046
During the three months ended February 28, 2022, we recorded restructuring costs related to GBO 2 of $1.8 million, $3.9 million and $0.3 million, for the Americas, Europe and APJ regions, respectively.
Selling, General and Administrative Expenses

	Three Months Ended		Percent Change
	February 28, 2022	February 28, 2021
	(in thousands)
Selling, general and administrative expenses	$652,851	$162,820	301.0%
Percentage of revenue	4.22%	3.30%
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
During the three months ended February 28, 2022, selling, general and administrative expenses increased, compared to the prior year period, primarily due to an increase in employee related expenses resulting from the Merger and an increase in amortization of intangible assets acquired in connection with the Merger. Selling, general and administrative expenses increased as a percentage of revenue, compared to the prior year period, primarily due to the impact of the Merger including an increase in amortization of intangible assets.

Operating Income

	Three Months Ended		Percent Change
	February 28, 2022	February 28, 2021
	(in thousands)
Operating income	$222,440	$141,748	56.9%
Operating margin	1.44%	2.87%
Operating income increased during the three months ended February 28, 2022 compared to the prior year period, primarily due to increased sales as a result of the Merger, partially offset by an increase in employee related expenses resulting from the Merger, an increase in acquisition, integration and restructuring costs and an increase in amortization of intangible assets acquired in connection with the Merger. Operating margin decreased during the three months ended February 28, 2022, compared to the prior year period, primarily due to an increase in employee related expenses resulting from the Merger, an increase in acquisition, integration and restructuring costs and an increase in amortization of intangible assets acquired in connection with the Merger.

Interest Expense and Finance Charges, Net

	Three Months Ended		Percent Change
	February 28, 2022	February 28, 2021
	(in thousands)
Interest expense and finance charges, net	$42,343	$22,838	85.4%
Percentage of revenue	0.27%	0.46%
Amounts recorded in interest expense and finance charges, net, consist primarily of interest expense paid on our Senior Notes (as defined below), our lines of credit and term loans and fees associated with the sale or pledge of accounts receivable through our securitization facilities, offset by income earned on our cash investments.
The increase in our interest expense and finance charges, net during the three months ended February 28, 2022, compared to the prior year, was due to an increase in interest expense related to the Senior Notes and higher average outstanding borrowings.
Other Income (Expense), Net

	Three Months Ended		Percent Change
	February 28, 2022	February 28, 2021
	(in thousands)
Other income (expense), net	$(4,268)	$(1,333)	220.2%
Percentage of revenue	(0.03)%	(0.03)%
Amounts recorded as other income (expense), net include foreign currency transaction gains and losses on certain financing transactions and the related derivative instruments used to hedge such financing transactions, the cost of hedging, investment gains and losses, and other non-operating gains and losses, such as settlements received from class actions lawsuits.
The increase in other income (expense), net during the three months ended February 28, 2022, as compared to the prior year period, was primarily due to higher costs of hedging.

Provision for Income Taxes

	Three Months Ended		Percent Change
	February 28, 2022	February 28, 2021
	(in thousands)
Provision for income taxes	$43,505	$29,754	46.2%
Percentage of income before income taxes	24.74%	25.31%
Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions. Income taxes for the interim periods presented have been included in the accompanying Consolidated Financial Statements on the basis of an estimated annual effective tax rate.
During the three months ended February 28, 2022, our income tax expense increased compared to the prior year period, primarily due to higher income during the three months ended February 28, 2022, including the impacts of the Merger. The effective tax rate was slightly lower during the three months ended February 28, 2022 as compared to the three months ended February 28, 2021, primarily due to the relative mix of earnings and losses within the taxing jurisdictions in which we operate.

Liquidity and Capital Resources
Cash Conversion Cycle

		Three Months Ended
		February 28, 2022	November 30, 2021	February 28, 2021
		(Amounts in thousands)
Days sales outstanding ("DSO")
Revenue	(a)	$15,469,977	$15,611,266	$4,939,014
Accounts receivable, net	(b)	8,732,024	8,310,032	2,381,064
Days sales outstanding	(c) = ((b)/(a))*the number of days during the period	51	48	43

Days inventory outstanding ("DIO")
Cost of revenue	(d)	$14,501,316	$14,668,096	$4,634,447
Inventories	(e)	7,883,265	6,642,915	2,556,716
Days inventory outstanding	(f) = ((e)/(d))*the number of days during the period	49	41	50

Days payable outstanding ("DPO")
Cost of revenue	(g)	$14,501,316	$14,668,096	$4,634,447
Accounts payable	(h)	12,193,263	12,034,946	3,116,095
Days payable outstanding	(i) = ((h)/(g))*the number of days during the period	76	75	61

Cash conversion cycle ("CCC")	(j) = (c)+(f)-(i)	24	14	32

Cash Flows
Our business is working capital intensive. Our working capital needs are primarily to finance accounts receivable and inventory. We rely heavily on term loans, accounts receivable arrangements, our securitization programs, our revolver programs and trade credit from vendors for our working capital needs. We have financed our growth and cash needs to date primarily through cash generated from operations and financing activities. As a general rule, when sales volumes are increasing, our net investment in working capital dollars typically increases, which generally results in decreased cash flow generated from operating activities. Conversely, when sales volumes decrease, our net investment in working capital dollars typically decreases, which generally results in increases in cash flows generated from operating activities. We calculate CCC as days of the last fiscal quarter’s revenue outstanding in accounts receivable plus days of supply on hand in inventory, less days of the last fiscal quarter’s cost of revenue outstanding in accounts payable. Our CCC was 24 days and 32 days as of February 28, 2022 and February 28, 2021, respectively. The decrease was primarily due to our DPO, which was impacted by the increase in the payment timing of accounts payable in our business primarily due to the impact of the Merger. Our CCC was 24 days and 14 days as of February 28, 2022 and November 30, 2021, respectively. The increase was primarily due to our DIO, which was impacted by a temporary increase to support revenue growth and strategic inventory purchases that are expected to sell through in the next 3 to 5 months.
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
Operating Activities
Net cash used in operating activities was $1.3 billion during the three months ended February 28, 2022, primarily due to a temporary increase in net working capital to support revenue growth and strategic inventory purchases that are expected to sell through in the next 3 to 5 months.
Net cash provided by operating activities was $25.0 million during the three months ended February 28, 2021, primarily due to decreases in accounts receivable and inventories, which were largely offset by a decrease in accounts payable. The decreases in accounts receivable and inventories were primarily due to lower revenue during the three months ended February 28, 2021 compared to a seasonally high fourth quarter of fiscal year 2020. The decrease in accounts payable was primarily due to timing of payments.
Investing Activities
Net cash used in investing activities during the three months ended February 28, 2022 was $25.2 million, primarily due to capital expenditures related to infrastructure investments to support growth in our business.
Net cash used in investing activities during the three months ended February 28, 2021 was $4.0 million, primarily due to capital expenditures related to infrastructure investments to support growth in our business.
Financing Activities
Net cash provided by financing activities during the three months ended February 28, 2022 was $854.5 million, representing primarily short-term borrowings to fund working capital requirements. In addition, we paid stockholders dividends of $28.8 million and we paid $23.8 million to repurchase common stock under our share repurchase program.
Net cash used in financing activities during the three months ended February 28, 2021 was $147.2 million, representing primarily the net transfer of cash and cash equivalents of $149.9 million to Concentrix in connection with the Separation and a return of cash to stockholders in the form of dividends of $10.3 million. This was partially offset by net proceeds of $13.0 million from our borrowing arrangements in certain international locations to fund working capital requirements.
Capital Resources
Our cash and cash equivalents totaled $510.2 million and $994.0 million as of February 28, 2022 and November 30, 2021, respectively. Our cash and cash equivalents held by international subsidiaries are no longer subject to U.S. federal tax on repatriation into the United States. Repatriation of some foreign balances is restricted by local laws. Historically, we have fully utilized and reinvested all foreign cash to fund our foreign operations and expansion. If in the future our intentions change, and we repatriate the cash back to the United States, we will report in our Consolidated

Financial Statements the impact of state and withholding taxes depending upon the planned timing and manner of such repatriation. Presently, we believe we have sufficient resources, cash flow and liquidity within the United States to fund current and expected future working capital, investment and other general corporate funding requirements.
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
TD SYNNEX United States accounts receivable securitization agreement
In the United States, we have an accounts receivable securitization program to provide additional capital for our operations (the “U.S. AR Arrangement”). Under the terms of the U.S. AR Arrangement, as amended in December 2021, we and our subsidiaries that are party to the U.S. AR Arrangement can borrow up to a maximum of $1.5 billion based upon eligible trade accounts receivable. The U.S. AR Arrangement has a maturity date of December 2024. The effective borrowing cost under the U.S. AR Arrangement is a blended rate based upon the composition of the lenders, that includes prevailing dealer commercial paper rates and a rate based upon LIBOR. In addition, a program fee payable on the used portion of the lenders’ commitment, accrues at 0.75% per annum. A facility fee is payable on the adjusted commitment of the lenders, to accrue at different tiers ranging between 0.30% per annum and 0.40% per annum depending on the amount of outstanding advances from time to time. There was $749.0 million outstanding under the U.S. AR Arrangement at February 28, 2022 at an interest rate of 1.18%. There were no amounts outstanding under the U.S. AR Arrangement at November 30, 2021.
Under the terms of the U.S. AR Arrangement, we and certain of our U.S. subsidiaries sell, on a revolving basis, our receivables (other than certain excluded receivables) to a wholly-owned, bankruptcy-remote subsidiary. The borrowings are funded by pledging all of the rights, title and interest in the receivables acquired by our bankruptcy-remote subsidiary as security. Any amounts received under the U.S. AR Arrangement are recorded as debt on our Consolidated Balance Sheets.
TD SYNNEX credit agreement
The Company is party to a credit agreement, dated as of April 16, 2021 (the “TD SYNNEX Credit Agreement”) with the lenders party thereto and Citibank, N.A., as agent, pursuant to which we received commitments for the extension of a senior unsecured revolving credit facility not to exceed an aggregate principal amount of $3.5 billion, which revolving credit facility (the “TD SYNNEX revolving credit facility”) may, at our request but subject to the lenders’ discretion, potentially be increased by up to an aggregate amount of $500 million. There were no amounts outstanding under the TD SYNNEX revolving credit facility at February 28, 2022 or November 30, 2021. The TD SYNNEX Credit Agreement also includes a fully funded senior unsecured term loan (the “TD SYNNEX term loan” and, together with the TD SYNNEX revolving credit facility, the “TD SYNNEX credit facilities”) that had an original aggregate principal amount of $1.5 billion and has begun amortizing as described below. The borrower under the TD SYNNEX credit facilities is the Company. There are no guarantors of the TD SYNNEX credit facilities. The maturity of the TD SYNNEX credit facilities is on the fifth anniversary of the September 2021 closing date, to occur in September 2026, subject in the case of the revolving credit facility, to two one-year extensions upon our prior notice to the lenders and the agreement of the lenders to extend such maturity date.
The outstanding principal amount of the TD SYNNEX term loan is payable in quarterly installments in an amount equal to 1.25% of the original $1.5 billion principal balance, with the outstanding principal amount of the term loans due in full on the maturity date. Loans borrowed under the TD SYNNEX Credit Agreement bear interest, in the case of LIBOR (or successor) rate loans, at a per annum rate equal to the applicable LIBOR (or successor) rate, plus the applicable margin, which may range from 1.125% to 1.75%, based on our public debt rating (as defined in the TD SYNNEX Credit Agreement). The applicable margin on base rate loans is 1.00% less than the corresponding margin on LIBOR (or successor rate) based loans. In addition to these borrowing rates, there is a commitment fee that ranges from 0.125% to 0.300% on any unused commitment under the TD SYNNEX revolving credit facility based on our public debt rating. The effective interest rate for the TD SYNNEX term loan was 1.59% and 1.49% as of February 28, 2022 and November 30, 2021, respectively.
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
TD SYNNEX Senior Notes
On August 9, 2021, we completed our offering of $2.5 billion aggregate principal amount of senior unsecured notes, consisting of $700.0 million of 1.25% senior notes due 2024, $700.0 million of 1.75% senior notes due 2026, $600.0 million of 2.375% senior notes due 2028, and $500.0 million of 2.65% senior notes due 2031 (collectively, the “Senior Notes,” and such offering, the “Senior Notes Offering”). We incurred $19.6 million towards issuance costs for the Senior Notes. We pay interest semi-annually on the notes on each of February 9 and August 9. The net proceeds from this offering were used to fund a portion of the aggregate cash consideration payable in connection with the Merger, refinance certain of our existing indebtedness and pay related fees and expenses and for general corporate purposes.
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
Other borrowings and term debt
The Company has various other committed and uncommitted lines of credit with financial institutions, accounts receivable securitization arrangements, factoring of accounts receivable with recourse provisions, finance leases, short-term loans, term loans, credit facilities and book overdraft facilities, totaling approximately $618.8 million as of February 28, 2022. Interest rates and other terms of borrowing under these lines of credit vary by country, depending on local market conditions. There was $287.4 million outstanding on these facilities at February 28, 2022, at a weighted average interest rate of 2.98%, and there was $106.3 million outstanding at November 30, 2021, at a weighted average interest rate of 4.59%. Borrowings under certain of these lines of credit facilities are guaranteed by the Company or secured by eligible accounts receivable.
At February 28, 2022, we were also contingently liable for reimbursement obligations with respect to issued standby letters of credit in the aggregate outstanding amount of $102.0 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.
The maximum commitment amounts for local currency credit facilities have been translated into United States Dollars at February 28, 2022 exchange rates.
Accounts Receivable Purchase Agreements
We have uncommitted supply-chain financing programs with global financial institutions under which trade accounts receivable owed by certain customers may be acquired, without recourse, by the financial institutions. Available capacity under these programs is dependent upon the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. In addition, certain of these programs also require that we continue to service, administer and collect the sold accounts receivable. At February 28, 2022 and November 30, 2021, we had a total of $966.0 million and $759.9 million, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs. Discount fees for these programs in the three months ended February 28, 2022 and February 28, 2021 totaled $3.0 million and $0.6 million, respectively.
Covenant Compliance
Our credit facilities have a number of covenants and restrictions that require us to maintain specified financial ratios. They also limit our ability to incur additional debt, create liens, enter into agreements with affiliates, modify the nature of our business, and merge or consolidate. As of February 28, 2022, we were in compliance with all current and material covenants for the above arrangements.
Related Party Transactions
We have a business relationship with MiTAC Holdings Corporation ("MiTAC Holdings"), a publicly-traded company in Taiwan, which began in 1992 when MiTAC Holdings became our primary investor through its affiliates. As of both February 28, 2022 and November 30, 2021, MiTAC Holdings and its affiliates beneficially owned approximately 9.5% of our outstanding common stock. Mr. Matthew Miau, the Chairman Emeritus of our Board of Directors and a director, is the Chairman of MiTAC Holdings' and a director or officer of MiTAC Holdings' affiliates.
The shares owned by MiTAC Holdings are held by the following entities:

As of February 28, 2022
(in thousands)
MiTAC Holdings(1)	5,300
Synnex Technology International Corp.(2)	3,860
Total	9,160
_______________
(1)Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC Holdings. Excludes 192 thousand shares held directly by Mr. Miau, 217 thousand shares indirectly held by Mr. Miau through a charitable remainder trust, and 190 thousand shares held by his spouse.
(2)Synnex Technology International Corp. (“Synnex Technology International”) is a separate entity from us and is a publicly-traded corporation in Taiwan. Shares are held via Peer Development Ltd., a wholly-owned subsidiary of Synnex Technology International. MiTAC Holdings owns a noncontrolling interest of 14.1% in MiTAC Incorporated, a privately-held Taiwanese company, which in turn holds a noncontrolling interest of 15.7% in Synnex Technology International. Neither MiTAC Holdings nor Mr. Miau is affiliated with any person(s), entity, or entities that hold a majority interest in MiTAC Incorporated.
The following table presents the Company's transactions with MiTAC Holdings and its affiliates for the periods indicated:

	Three Months Ended
	February 28, 2022	February 28, 2021
	(in thousands)
Purchases of inventories and services	$46,576	$41,157
Sale of products to MiTAC Holdings and affiliates	60	218
Payments made for rent and overhead costs for use of facilities of MiTAC Holdings and affiliates, net	36	32
The following table presents the Company’s receivable from and payable to MiTAC Holdings and its affiliates for the periods presented:

	February 28, 2022	November 30, 2021
	(in thousands)
Receivable from related parties (included in Accounts receivable, net)	$40,197	$21,841
Payable to related parties (included in Accounts payable)	35,825	32,802

Recently Issued Accounting Pronouncements
For a summary of recent accounting pronouncements and the anticipated effects on our consolidated financial statements, see Note 2 - Summary of Significant Accounting Policies to the Consolidated Financial Statements, which can be found under Item 1 of this Report.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
For a description of the Company’s market risks, see “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2021.
No material changes have occurred in our market risks since November 30, 2021.
ITEM 4. Controls and Procedures
(a)Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer) have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b)Changes in internal control over financial reporting. Except as described below, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with management’s evaluation during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
On September 1, 2021 we completed the Merger. As a result, we are currently integrating legacy Tech Data into our control environment. In executing this integration, we are analyzing, evaluating, and where necessary, making changes in controls and procedures related to the legacy Tech Data business, which is expected to be completed in the fiscal year ended November 30, 2022.

PART II - OTHER INFORMATION
ITEM 1A. Risk Factors
You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part I-Item 1A "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended November 30, 2021. Except as set forth below, there have been no material changes to the risk factors disclosed in our 2021 Annual Report on Form 10-K.
Global health and economic, political and social conditions may harm our ability to do business, increase our costs and negatively affect our stock price.
Worldwide economic conditions remain uncertain due to adverse consequences concerning the United States and China trade negotiations, market volatility as a result of political leadership in certain countries and other disruptions to global and regional economies and markets, including increases in inflation. External factors, such as potential terrorist attacks, acts of war, geopolitical and social turmoil or epidemics and other similar outbreaks in many parts of the world, could prevent or hinder our ability to do business, increase our costs and negatively affect our stock price. Russia’s recent invasion of Ukraine and the subsequent economic sanctions imposed by the U.S., NATO and other countries may impact the economic conditions in or our ability to sell products to customers in the affected region. In addition, the conflict could have broader implications on economies outside the region, such as the global inflationary impact of a potential boycott of Russian oil and gas by other countries. More generally, these geopolitical, social and economic conditions could result in increased volatility in the United States and the worldwide financial markets and economy. For example, increased instability may enhance volatility in currency exchange rates, cause our customers or potential customers to delay or reduce spending on our products or services, and limit our suppliers’ access to credit. It could also adversely impact our ability to obtain adequate insurance at reasonable rates and may require us to incur increased costs for security measures for our domestic and international operations. We are predominantly uninsured for losses and interruptions caused by terrorism, acts of war and similar events. These uncertainties make it difficult for us and our suppliers and customers to accurately plan future business activities.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
In June 2020, our Board of Directors authorized a three-year $400 million share repurchase program, effective July 1, 2020, pursuant to which we may repurchase our outstanding common stock from time to time in the open market or through privately negotiated transactions.
The following table presents information with respect to purchases of common stock by the Company under the share repurchase program during the quarter ended February 28, 2022:

	Issuer Purchases of Equity Securities (amounts in thousands except for per share amounts)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum dollar value of shares that may yet be purchased under the plan or programs
December 1 - December 31, 2021	—	$—	—	$400,000
January 1 - January 31, 2022	229	103.73	229	376,243
February 1 - February 28, 2022	—	—	—	376,243
Total	229	$103.73	229

ITEM 6. Exhibits

Exhibit Number	Description of Document

2.1+
Agreement and Plan of Merger, dated as of March 22, 2021, by and among SYNNEX, Spire Sub I, Inc., Spire Sub II, LLC, and Tiger Parent (AP) Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 22, 2021).

3(i).1	Restated Certificate of Incorporation, as amended.

3(ii).1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3(ii).1 to the Company’s Annual Report on Form 10-K filed on January 28, 2022).

10.1
Fifth Amended and Restated Receivables Funding and Administration Agreement, dated as of December 22, 2021, by and among SIT Funding Corporation, TD SYNNEX Corporation, the lenders party thereto and The Toronto-Dominion Bank, as agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 29, 2021).

10.2
Twentieth Amendment to Third Amended and Restated Receivables Sale and Servicing Agreement, dated as of December 22, 2021, by and among TD SYNNEX Corporation, SIT Funding Corporation, Westcon Group North America, Inc., the originators party thereto, the lenders party thereto, and The Toronto-Dominion Bank, as agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 29, 2021).

10.3	TD SYNNEX Corporation 2020 Stock Incentive Plan

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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
+Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. TD SYNNEX hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the U.S. Securities and Exchange Commission upon request; provided, however, that TD SYNNEX may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules so furnished.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: April 5, 2022
TD SYNNEX CORPORATION

By:	/s/ Richard T. Hume
Richard T. Hume
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

By:	/s/ Marshall W. Witt
Marshall W. Witt
Chief Financial Officer
(Duly authorized officer and principal financial officer)