Form 10-Q
period 2022-05-31
TD SYNNEX CORP
filed 2022-07-07
CIK 1177394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 29, 2022
Common Stock, $0.001 par value	95,848,188

TD SYNNEX CORPORATION
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
TD SYNNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(currency and share amounts in thousands, except par value)
(unaudited)

	May 31, 2022	November 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$521,514	$993,973
Accounts receivable, net	7,851,536	8,310,032
Receivables from vendors, net	1,032,892	1,118,963
Inventories	8,433,997	6,642,915
Other current assets	695,502	668,261
Total current assets	18,535,441	17,734,144
Property and equipment, net	418,083	483,443
Goodwill	3,856,807	3,917,276
Intangible assets, net	4,680,559	4,913,124
Other assets, net	566,939	618,393
Total assets	$28,057,829	$27,666,380

LIABILITIES AND EQUITY
Current liabilities:
Borrowings, current	$208,575	$181,256
Accounts payable	12,521,137	12,034,946
Other accrued liabilities	1,929,996	2,017,253
Total current liabilities	14,659,708	14,233,455
Long-term borrowings	3,902,627	3,955,176
Other long-term liabilities	479,735	556,134
Deferred tax liabilities	1,034,094	1,015,640
Total liabilities	20,076,164	19,760,405
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 200,000 shares authorized, 98,436 and 98,204 shares issued as of May 31, 2022 and November 30, 2021, respectively	98	98
Additional paid-in capital	7,315,664	7,271,337
Treasury stock, 3,201 and 2,633 shares as of May 31, 2022 and November 30, 2021, respectively	(259,800)	(201,139)
Accumulated other comprehensive loss	(469,816)	(336,194)
Retained earnings	1,395,519	1,171,873
Total stockholders' equity	7,981,665	7,905,975
Total liabilities and equity	$28,057,829	$27,666,380
(Amounts may not add due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(currency and share amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Revenue	$15,269,791	$5,856,825	$30,739,768	$10,795,839
Cost of revenue	(14,314,002)	(5,527,650)	(28,815,318)	(10,162,097)
Gross profit	955,789	329,175	1,924,450	633,742
Selling, general and administrative expenses	(670,574)	(175,339)	(1,323,425)	(338,159)
Acquisition, integration and restructuring costs	(32,478)	(5,935)	(125,848)	(5,935)
Operating income	252,737	147,901	475,177	289,649
Interest expense and finance charges, net	(47,968)	(22,563)	(90,311)	(45,401)
Other expense, net	(6,255)	(755)	(10,523)	(2,089)
Income before income taxes	198,514	124,583	374,343	242,159
Provision for income taxes	(49,597)	(31,481)	(93,102)	(61,235)
Net income	$148,917	$93,102	$281,241	$180,924
Earnings per common share:
Basic	$1.55	$1.79	$2.93	$3.49
Diluted	$1.55	$1.78	$2.92	$3.46
Weighted-average common shares outstanding:
Basic	95,469	51,192	95,491	51,169
Diluted	95,742	51,707	95,784	51,636
(Amounts may not add due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(currency in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Net income	$148,917	$93,102	$281,241	$180,924
Other comprehensive (loss) income:
Unrealized gains (losses) on cash flow hedges during the period, net of tax (expense) benefit of ($3,504) and $579 for the three months ended May 31, 2022 and 2021, respectively, and ($6,422) and $541 for the six months ended May 31, 2022 and 2021, respectively	10,728	(1,821)	19,630	1,196
Reclassification of net losses on cash flow hedges to net income, net of tax (benefit) of ($2,225) and ($2,621) for the three months ended May 31, 2022, and 2021, respectively, and ($4,684) and ($5,159) for the six months ended May 31, 2022 and 2021, respectively	6,813	8,036	14,314	15,824
Total change in unrealized gains on cash flow hedges, net of taxes	17,541	6,215	33,944	17,020
Foreign currency translation adjustments, net of tax (expense) of ($31) and ($400) for the three months ended May 31, 2022 and 2021, respectively, and ($106) and ($1,244) for the six months ended May 31, 2022 and 2021, respectively	(170,342)	28,589	(167,566)	28,569
Other comprehensive (loss) income	(152,801)	34,804	(133,622)	45,589
Comprehensive (loss) income	$(3,884)	$127,906	$147,619	$226,513
(Amounts may not add due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(currency in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Total Stockholders' equity, beginning balance	$8,021,857	$2,129,298	$7,905,975	$4,338,860

Common stock and additional paid-in capital:
Beginning balance	7,293,878	1,596,652	7,271,435	1,591,590
Share-based compensation	19,928	6,750	40,255	11,637
Common stock issued for employee benefit plans	1,956	2,329	4,072	2,503
Ending balance	7,315,762	1,605,730	7,315,762	1,605,730

Treasury stock:
Beginning balance	(230,374)	(192,010)	(201,139)	(191,216)
Repurchases of common stock for tax withholdings on equity awards	(403)	(161)	(5,881)	(955)
Repurchases of common stock	(29,023)	—	(52,780)	—
Ending balance	(259,800)	(192,171)	(259,800)	(192,171)

Retained earnings:
Beginning balance	1,275,368	904,629	1,171,873	3,133,058
Separation of Concentrix	—	—	—	(2,305,982)
Net income	148,917	93,102	281,241	180,924
Cash dividends declared	(28,766)	(10,454)	(57,595)	(20,723)
Ending balance	1,395,519	987,277	1,395,519	987,277

Accumulated other comprehensive loss:
Beginning balance	(317,015)	(179,973)	(336,194)	(194,572)
Separation of Concentrix	—	—	—	3,813
Other comprehensive (loss) income	(152,801)	34,804	(133,622)	45,589
Ending balance	(469,816)	(145,169)	(469,816)	(145,169)

Total stockholders' equity, ending balance	$7,981,665	$2,255,668	$7,981,665	$2,255,668

Cash dividends declared per share	$0.30	$0.20	$0.60	$0.40
(Amounts may not add due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(currency in thousands)
(unaudited)

	Six Months Ended
	May 31, 2022	May 31, 2021
Cash flows from operating activities:
Net income	$281,241	$180,924
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	255,126	31,500
Share-based compensation	40,255	11,637
Provision for doubtful accounts	24,492	2,676
Other	5,167	4,749
Changes in operating assets and liabilities, net of the impact of Concentrix separation:
Accounts receivable, net	301,882	376,523
Receivables from vendors, net	65,864	(5,532)
Inventories	(1,863,551)	8,314
Accounts payable	661,189	(268,522)
Other operating assets and liabilities	(56,147)	(37,952)
Net cash (used in) provided by operating activities	(284,482)	304,318
Cash flows from investing activities:
Purchases of property and equipment	(46,501)	(9,114)
Other	(150)	1,599
Net cash used in investing activities	(46,651)	(7,515)
Cash flows from financing activities:
Dividends paid	(57,595)	(20,723)
Repurchases of common stock	(52,780)	—
Net borrowings (repayments) on revolving credit loans	34,312	(53,976)
Principal payments on long term debt	(52,078)	—
Proceeds from issuance of common stock	4,072	2,503
Repurchases of common stock for tax withholdings on equity awards	(5,881)	(955)
Other	—	1,139
Net transfer of cash and cash equivalents to Concentrix	—	(149,948)
Net cash used in financing activities	(129,950)	(221,960)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12,082)	13,740
Net (decrease) increase in cash, cash equivalents and restricted cash	(473,165)	88,583
Cash, cash equivalents and restricted cash at beginning of period	994,913	1,568,870
Cash, cash equivalents and restricted cash at end of period	$521,748	$1,657,454
Supplemental disclosure of non-cash financing activities:
Net assets transferred to Concentrix	$—	$2,322,598
(Amounts may not add due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2022 and 2021
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
The accompanying interim unaudited Consolidated Financial Statements as of May 31, 2022 and for the three and six months ended May 31, 2022 and 2021 have been prepared by the Company, without audit, in accordance with the rules and regulations of the United States ("U.S.") Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2021.
Interim results of operations are not necessarily indicative of financial results for a full year, and the Company makes no representations related thereto. Certain columns and rows may not add due to the use of rounded numbers.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2022 and 2021
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
For a discussion of the Company’s significant accounting policies, refer to the discussion in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2021. Accounting pronouncements adopted during the six months ended May 31, 2022 are discussed below.
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
The following table provides revenue generated from products purchased from vendors that exceeded 10% of our consolidated revenue for the periods indicated (as a percent of consolidated revenue):

	Three Months Ended		Six Months Ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Apple, Inc.	10%	N/A (1)	11%	N/A (1)
HP Inc.	11%	13%	10%	14%
Lenovo, Inc.	10%	N/A (1)	N/A (1)	N/A (1)
(1) Revenue generated from products purchased from this vendor was less than 10% of consolidated revenue during the period presented.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2022 and 2021
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
No single customer accounted for more than 10% of the Company's total revenue during the three and six months ended May 31, 2022. One customer accounted for 25% and 22% of the Company’s total revenue during the three and six months ended May 31, 2021, respectively. As of May 31, 2022 and November 30, 2021, no single customer comprised more than 10% of the consolidated accounts receivable balance.
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

The Company has uncommitted supply-chain financing programs with global financial institutions under which trade accounts receivable of certain customers and their affiliates may be acquired, without recourse, by the financial institutions. Available capacity under these programs is dependent on the level of the Company’s trade accounts receivable with these customers and the financial institutions’ willingness to purchase such receivables. In addition, certain of these programs also require that the Company continue to service, administer and collect the sold accounts receivable. As of May 31, 2022 and November 30, 2021, accounts receivable sold to and held by the financial institutions under these programs were $947.6 million and $759.9 million, respectively. Discount fees related to the sale of trade accounts receivable under these facilities are included in “Interest expense and finance charges, net” in the Consolidated Statements of Operations. Discount fees for these programs totaled $3.9 million and $6.9 million in the three and six months ended May 31, 2022, respectively, and $0.7 million and $1.2 million in the three and six months ended May 31, 2021, respectively.
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

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2022 and 2021
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

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2022 and 2021
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
The Company has accounted for the Merger as a business combination and allocated the purchase price to the estimated fair values of Tiger Parent (AP) Corporation’s assets acquired and liabilities assumed. The Company has not yet completed its evaluation and determination of certain assets acquired and liabilities assumed, primarily (i) the final assessment and valuation of certain assets acquired and liabilities assumed, including accounts receivable, receivables from vendors, inventory, accrued expenses and other liabilities and (ii) the final assessment and valuation of certain income tax amounts. Therefore, the final fair values of the assets and liabilities may vary from the Company's preliminary estimates. During the six months ended May 31, 2022, the Company updated its estimated fair values of certain assets acquired and liabilities assumed, including an increase in deferred tax liabilities of $26 million, an increase in goodwill of $16 million and an increase in inventory of $11 million.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2022 and 2021
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
The preliminary allocation of the purchase price is as follows:

Cash and cash equivalents	$702,907
Accounts receivable, net	5,157,797
Receivables from vendors, net	727,175
Inventories	3,003,839
Other current assets	395,609
Property and equipment	347,532
Goodwill	3,560,973
Intangible assets	4,933,900
Other assets	475,424
Total assets	19,305,156
Borrowings, current	493,076
Accounts payable	6,613,145
Other accrued liabilities	1,252,507
Long-term borrowings	2,218,672
Other long-term liabilities	416,587
Deferred tax liabilities	1,086,769
Total liabilities	12,080,756

Purchase consideration	$7,224,400
The allocation of the value of identifiable intangible assets is as follows:

	Fair value	Weighted average useful life
Customer relationships	$3,860,200	14 years
Trade name	1,073,700	Indefinite lived
Total intangibles acquired	$4,933,900
Goodwill is the excess of the consideration transferred over the net assets recognized and primarily represents future economic benefits arising from assets acquired that are not individually identified and separately recognized, including synergies inherent in the acquired business, of which approximately $500 million is expected to be deductible for tax purposes.
Included within the Company’s Consolidated Statement of Operations are revenues for the six months ended May 31, 2022, of approximately $19.0 billion from Tech Data. As the Company began integrating certain sales and other functions after the closing of the acquisition, these amounts represent an estimate of the Tech Data revenues for the six months ended May 31, 2022. It is not necessarily indicative of how the Tech Data operations would have performed on a stand-alone basis. As a result of certain integration activities subsequent to the date of acquisition, it is impracticable to disclose net income from Tech Data for the period subsequent to the acquisition date.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2022 and 2021
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

	Three Months Ended	Six Months Ended
	May 31, 2021	May 31, 2021
Revenue	$15,427,456	$30,673,100
Net income	$108,380	$244,704
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
During the three and six months ended May 31, 2022 and May 31, 2021, acquisition and integration expenses related to the Merger were composed of the following:

	Three Months Ended		Six Months Ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Professional services costs	$5,793	$3,995	$13,941	$3,995
Personnel and other costs	4,404	1,940	15,348	1,940
Long-lived assets charges	—	—	52,871	—
Stock-based compensation	12,889	—	26,465	—
Total	$23,086	$5,935	$108,625	$5,935
GBO 2 Program
Prior to the Merger, Tech Data implemented its GBO 2 Program that includes investments to optimize and standardize processes and apply data and analytics to be more agile in a rapidly evolving environment, increasing productivity, profitability and optimizing net-working capital. TD SYNNEX plans to continue this program in conjunction with the Company’s integration activities. Acquisition, integration and restructuring expenses related to the GBO 2 Program are primarily comprised of restructuring costs and other costs. Restructuring costs are comprised of severance

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2022 and 2021
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
costs and other associated exit costs, including certain consulting costs. Other costs are primarily comprised of personnel costs, facilities costs and certain professional services fees not related to restructuring activities.
Acquisition, integration and restructuring costs under the GBO 2 Program for fiscal 2022 included the following:

	Three Months Ended	Six Months Ended
	May 31, 2022	May 31, 2022
Restructuring costs	$4,738	$10,784
Other costs	4,654	6,439
Total	$9,392	$17,223
Restructuring costs under the GBO 2 Program for fiscal 2022 were composed of the following:

	Three Months Ended	Six Months Ended
	May 31, 2022	May 31, 2022
Severance	$742	$1,101
Other exit costs	3,996	9,683
Total	$4,738	$10,784
Restructuring costs related to the GBO 2 Program by segment are as follows:

	Three Months Ended	Six Months Ended
	May 31, 2022	May 31, 2022
Americas	$1,582	$3,422
Europe	3,073	6,945
APJ	83	417
Total	$4,738	$10,784
Restructuring activity during the six months ended May 31, 2022 related to the GBO 2 Program is as follows:

	Severance and Benefits	Other Exit Costs	Total
Accrued balance as of November 30, 2021	$4,918	$1,591	$6,509
Expenses	1,101	9,683	10,784
Cash payments	(4,176)	(10,309)	(14,485)
Foreign currency translation	(89)	(242)	(331)
Accrued balance as of May 31, 2022	$1,754	$723	$2,477

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2022 and 2021
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
NOTE 5—SHARE-BASED COMPENSATION:
Overview of TD SYNNEX Stock Incentive Plans
The Company recognizes share-based compensation expense for all share-based awards made to employees and directors, including employee stock options, restricted stock awards ("RSA's"), restricted stock units ("RSU's"), performance-based RSU's and employee stock purchases, based on estimated fair values.
The following tables summarize the Company's share-based awards activity for TD SYNNEX stock incentive plans during the six months ended May 31, 2022.
A summary of the changes in the Company's stock options is set forth below:

Stock options
Balances, November 30, 2021	689
Granted	9
Exercised	(40)
Balances, May 31, 2022	658
A summary of the changes in the Company's non-vested RSA's and RSU's is presented below:

RSA's and RSU's
Nonvested at November 30, 2021	1,066
Granted	254
Vested	(165)
Canceled	(47)
Nonvested at May 31, 2022	1,108
A summary of share-based compensation expense in the Consolidated Statements of Operations for TD SYNNEX stock incentive plans is presented below:

	Three Months Ended		Six Months Ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Selling, general and administrative expenses	$7,038	$6,750	$13,788	$11,637
Acquisition, integration and restructuring costs (on awards issued in connection with the Merger )	1,596	—	3,399	—
Total share-based compensation expense	$8,634	$6,750	$17,187	$11,637
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

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2022 and 2021
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
The following table summarizes the activity related to these restricted shares during the six months ended May 31, 2022:

Restricted shares
Nonvested at November 30, 2021	751
Vested	(5)
Canceled	(30)
Nonvested at May 31, 2022	716
The restricted shares had a fair value of $127.60 per share upon closing of the Merger which is being recorded as share-based compensation expense on a straight-line basis over the vesting period in “Acquisition, integration, and restructuring costs” in the Consolidated Statement of Operations. The Company recorded $11.3 million and $23.0 million of share-based compensation expense related to these restricted shares in “Acquisition, integration, and restructuring costs” during the three and six months ended May 31, 2022, respectively. As of May 31, 2022, there was $57.1 million of total unamortized share-based compensation expense related to these restricted shares to be recognized over a weighted-average amortization period of 1.25 years.
NOTE 6—BALANCE SHEET COMPONENTS:
Cash, cash equivalents and restricted cash:
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	As of
	May 31, 2022	November 30, 2021
Cash and cash equivalents	$521,514	$993,973
Restricted cash included in other current assets	234	940
Cash, cash equivalents and restricted cash	$521,748	$994,913
Accounts receivable, net:

	As of
	May 31, 2022	November 30, 2021
Accounts receivable	$7,981,356	$8,424,868
Less: Allowance for doubtful accounts	(129,821)	(114,836)
Accounts receivable, net	$7,851,536	$8,310,032
Receivables from vendors, net:

	As of
	May 31, 2022	November 30, 2021
Receivables from vendors	$1,047,621	$1,130,091
Less: Allowance for doubtful accounts	(14,729)	(11,128)
Receivables from vendors, net	$1,032,892	$1,118,963

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2022 and 2021
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
Allowance for doubtful trade receivables:

Balance at November 30, 2021	$114,836
Additions	24,492
Write-offs, reclassifications and foreign exchange translation	(9,507)
Balance at May 31, 2022	$129,821
Allowance for receivables from vendors:

Balance at November 30, 2021	$11,128
Additions	2,115
Write-offs, reclassifications and foreign exchange translation	1,486
Balance at May 31, 2022	$14,729
Accumulated other comprehensive income (loss):
The components of accumulated other comprehensive loss (“AOCI”), net of taxes, were as follows:

	Unrealized gains (losses) on cash flow hedges, net of taxes	Foreign currency translation adjustment and other, net of taxes	Total
Balance as of November 30, 2021	$(48,803)	$(287,391)	$(336,194)
Other comprehensive income (loss) before reclassification	19,630	(167,566)	(147,936)
Reclassification of losses from other comprehensive income (loss)	14,314	—	14,314
Balance as of May 31, 2022	$(14,859)	$(454,957)	$(469,816)
Refer to Note 7 - Derivative Instruments for the location of gains and losses reclassified from other comprehensive income to the Consolidated Statements of Operations.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2022 and 2021
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

	Value as of
Balance Sheet Line Item	May 31, 2022	November 30, 2021
Derivative instruments not designated as hedging instruments:
Foreign exchange forward contracts (notional value)	$1,835,968	$1,217,595
Other current assets	10,106	13,764
Other accrued liabilities	26,176	2,992
Derivative instruments designated as cash flow hedges:
Interest rate swaps (notional value)	$1,100,000	$1,500,000
Other assets, net	106	—
Other accrued liabilities	6,111	38,670
Other long-term liabilities	—	24,151

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2022 and 2021
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

		Three Months Ended,		Six Months Ended,
	Location of Gains (Losses) in Income	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Derivative instruments designated as cash flow hedges:
Gains (losses) recognized in OCI on interest rate swaps		$14,232	$(2,400)	$26,051	$655
Losses on interest rate swaps reclassified from AOCI into income	Interest expense and finance charges, net	$(9,038)	$(10,657)	$(18,998)	$(20,983)

Derivative instruments not designated as hedging instruments:
Gains recognized from foreign exchange forward contracts, net(1)	Cost of revenue	$14,013	$—	$4,118	$—
Losses recognized from foreign exchange forward contracts, net(1)	Other income (expense), net	(949)	(8,431)	$(1,159)	$(9,128)
Losses recognized from interest rate swaps, net	Interest expense and finance charges, net	—	—	—	(128)
Total		$13,064	$(8,431)	$2,959	$(9,256)
____________________________

(1)	The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies.
There were no material gain or loss amounts excluded from the assessment of effectiveness. Existing net losses in AOCI that are expected to be reclassified into earnings in the normal course of business within the next twelve months are $15 million.
Credit exposure for derivative financial instruments is limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the Company’s obligations to the counterparties. The Company manages the

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2022 and 2021
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
The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	As of May 31, 2022				As of November 30, 2021
		Fair value measurement category				Fair value measurement category
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Forward foreign currency exchange contracts	$10,106	$—	$10,106	$—	$13,764	$—	$13,764	$—
Interest rate swaps	106	—	106	—	—	—	—	—
Liabilities:
Forward foreign currency exchange contracts	$26,176	$—	$26,176	$—	$2,992	$—	$2,992	$—
Interest rate swaps	6,111	—	6,111	—	62,821	—	62,821	—
The fair values of forward exchange contracts are measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. Fair values of interest rate swaps are measured using standard valuation models using inputs that are readily available in public markets, or can be derived from observable market transactions, including LIBOR spot and forward rates. The effect of nonperformance risk on the fair value of derivative instruments was not material as of May 31, 2022 and November 30, 2021.
The carrying values of accounts receivable, accounts payable and short-term debt approximate fair value due to their short maturities and interest rates which are variable in nature. The carrying value of the Company’s term loans approximate their fair value since they bear interest rates that are similar to existing market rates. The estimated fair value of the Senior Notes was approximately $2.22 billion and $2.45 billion at May 31, 2022 and November 30, 2021, respectively.
During the six months ended May 31, 2022, there were no transfers between the fair value measurement category levels.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2022 and 2021
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
NOTE 9—BORROWINGS:
Borrowings consist of the following:

	As of
	May 31, 2022	November 30, 2021
Committed and uncommitted revolving credit facilities and borrowings	$133,575	$106,256
Current portion of TD SYNNEX term loan	75,000	75,000
Borrowings, current	$208,575	$181,256

TD SYNNEX term loan	$1,387,500	$1,425,000
TD SYNNEX Senior Notes	2,500,000	2,500,000
Other credit agreements and long-term debt	53,323	72,258
Long-term borrowings, before unamortized debt discount and issuance costs	$3,940,823	$3,997,258
Less: unamortized debt discount and issuance costs	(38,196)	(42,082)
Long-term borrowings	$3,902,627	$3,955,176
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
There were no amounts outstanding under the U.S. AR Arrangement at May 31, 2022 or November 30, 2021.
TD SYNNEX Credit Agreement
The Company is party to a credit agreement, dated as of April 16, 2021 (the “TD SYNNEX Credit Agreement”) with the lenders party thereto and Citibank, N.A., as agent, pursuant to which the Company received commitments for the extension of a senior unsecured revolving credit facility not to exceed an aggregate principal amount of $3.5 billion, which revolving credit facility (the “TD SYNNEX revolving credit facility”) may, at the request of the Company but subject to the lenders’ discretion, potentially be increased by up to an aggregate amount of $500.0 million. There were no amounts outstanding under the TD SYNNEX revolving credit facility at May 31, 2022 or November 30, 2021. The TD SYNNEX Credit Agreement also includes a fully funded senior unsecured term loan (the “TD SYNNEX term loan” and, together with the TD SYNNEX revolving credit facility, the “TD SYNNEX credit facilities”) that had an original aggregate principal amount of $1.5 billion and has begun amortizing as described below. The borrower under the TD SYNNEX credit facilities is the Company. There are no guarantors of the TD SYNNEX credit facilities. The maturity of the TD SYNNEX credit facilities is on the fifth anniversary of the September 2021 closing date, to occur in September 2026, subject in the case of the revolving credit facility, to two one-year extensions upon the Company’s prior notice to the lenders and the agreement of the lenders to extend such maturity date.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2022 and 2021
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
The outstanding principal amount of the TD SYNNEX term loan is payable in quarterly installments in an amount equal to 1.25% of the original $1.5 billion principal balance, with the outstanding principal amount of the term loans due in full on the maturity date. Loans borrowed under the TD SYNNEX Credit Agreement bear interest, in the case of LIBOR (or successor) rate loans, at a per annum rate equal to the applicable LIBOR (or successor) rate, plus the applicable margin, which may range from 1.125% to 1.75%, based on the Company’s public debt rating (as defined in the TD SYNNEX Credit Agreement). The applicable margin on base rate loans is 1.00% less than the corresponding margin on LIBOR (or successor rate) based loans. In addition to these borrowing rates, there is a commitment fee which ranges from 0.125% to 0.300% on any unused commitment under the TD SYNNEX revolving credit facility based on the Company’s public debt rating. The effective interest rate for the TD SYNNEX term loan was 2.44% and 1.49% as of May 31, 2022 and November 30, 2021, respectively.
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
On June 14, 2022, the Company commenced an offer to exchange (the "Exchange Offer") its outstanding unregistered Senior Notes for new registered notes (the "Exchange Notes"). The purpose of the Exchange Offer is to fulfill the Company's obligations under the applicable registration rights agreement entered into in connection with the issuance of the Senior Notes. The Company will not receive any proceeds from the Exchange Offer, and the aggregate principal amount of Exchange Notes that will be issued will be equal to the aggregate principal amount of Senior Notes that are surrendered pursuant to the Exchange Offer. The terms of the Exchange Notes offered in the Exchange Offer are substantially identical to the terms of the respective series of the Senior Notes, except that the Exchange Notes will be registered under the Securities Act, and certain transfer restrictions, registration rights, and additional interest provisions

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2022 and 2021
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
relating to the Senior Notes will not apply to the Exchange Notes. The Exchange Offer will expire on July 14, 2022, unless extended. The settlement date for the Exchange Offer will occur promptly following the expiration of the Exchange Offer.
Other Borrowings and Term Debt
The Company has various other committed and uncommitted lines of credit with financial institutions, accounts receivable securitization arrangements, factoring of accounts receivable with recourse provisions, finance leases, short-term loans, term loans, credit facilities and book overdraft facilities, totaling approximately $566.2 million as of May 31, 2022. Interest rates and other terms of borrowing under these lines of credit vary by country, depending on local market conditions. There was $133.6 million outstanding on these facilities at May 31, 2022, at a weighted average interest rate of 5.53%, and there was $106.3 million outstanding at November 30, 2021, at a weighted average interest rate of 4.59%. Borrowings under certain of these lines of credit facilities are guaranteed by the Company or secured by eligible accounts receivable.
At May 31, 2022, the Company was also contingently liable for reimbursement obligations with respect to issued standby letters of credit in the aggregate outstanding amount of $98.5 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.
The maximum commitment amounts for local currency credit facilities have been translated into United States Dollars at May 31, 2022 exchange rates.
Covenant Compliance
The Company's credit facilities have a number of covenants and restrictions that require the Company to maintain specified financial ratios. The covenants also limit the Company’s ability to incur additional debt, create liens, enter into agreements with affiliates, modify the nature of the Company’s business and merge or consolidate. As of May 31, 2022, the Company was in compliance with all current and material financial covenant requirements for the above arrangements.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2022 and 2021
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
NOTE 10—EARNINGS PER COMMON SHARE:
The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Six Months Ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Basic earnings per common share:
Net income attributable to common stockholders(1)	$147,944	$91,869	$279,533	$178,807
Weighted-average number of common shares - basic	95,469	51,192	95,491	51,169
Basic earnings per common share	$1.55	$1.79	$2.93	$3.49

Diluted earnings per common share:
Net income attributable to common stockholders(1)	$147,947	$91,879	$279,538	$178,823

Weighted-average number of common shares - basic	95,469	51,192	95,491	51,169
Effect of dilutive securities:
Stock options and RSU's	273	516	293	467
Weighted-average number of common shares - diluted	95,742	51,707	95,784	51,636

Diluted earnings per common share	$1.55	$1.78	$2.92	$3.46

Anti-dilutive shares excluded from diluted earnings per share calculation	244	3	244	11

(1)	RSA's granted by the Company are considered participating securities. Income available to participating securities was immaterial in all periods presented.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2022 and 2021
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
NOTE 11—SEGMENT INFORMATION:
Segment results for all prior periods have been restated for comparability to the Company’s current reportable segments (see Note 1 – Organization and Basis of Presentation for further discussion). Summarized financial information related to the Company’s reportable business segments for the periods presented is shown below:

	Americas	Europe	APJ	Consolidated
Three Months Ended May 31, 2022
Revenue	$9,776,933	$4,652,611	$840,247	$15,269,791
Operating income	192,823	40,525	19,389	252,737
Three Months Ended May 31, 2021
Revenue	$5,089,193	$303,464	$464,168	$5,856,825
Operating income	120,613	17,567	9,721	147,901
Six Months Ended May 31, 2022
Revenue	$18,851,206	$10,232,399	$1,656,163	$30,739,768
Operating income	326,360	105,857	42,960	475,177
Six Months Ended May 31, 2021
Revenue	$9,396,200	$435,996	$963,643	$10,795,839
Operating income	241,048	23,802	24,799	289,649

	Americas	Europe	APJ	Consolidated
Total Assets
As of:
May 31, 2022	$16,353,008	$10,182,277	$1,522,544	$28,057,829
November 30, 2021	15,708,483	10,657,886	1,300,011	27,666,380

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2022 and 2021
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
NOTE 12—RELATED PARTY TRANSACTIONS:
The Company has a business relationship with MiTAC Holdings Corporation (“MiTAC Holdings”), a publicly-traded company in Taiwan, which began in 1992 when MiTAC Holdings became one of the Company's primary investors through its affiliates. As of both May 31, 2022 and November 30, 2021, MiTAC Holdings and its affiliates beneficially owned approximately 9.6% of the Company’s outstanding common stock. Mr. Matthew Miau, Chairman Emeritus of the Company’s Board of Directors and a director, is the Chairman of MiTAC Holdings and a director or officer of MiTAC Holdings’ affiliates.
Beneficial Ownership of the Company’s Common Stock by MiTAC Holdings
As noted above, MiTAC Holdings and its affiliates in the aggregate beneficially owned approximately 9.6% of the Company’s outstanding common stock as of May 31, 2022. These shares are owned by the following entities:

As of May 31, 2022
MiTAC Holdings(1)	5,300
Synnex Technology International Corp.(2)	3,860
Total	9,160
_________________________

(1)
Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC Holdings. Excludes 194 shares held directly by Mr. Miau, 217 shares indirectly held by Mr. Miau through a charitable remainder trust, and 190 shares held by his spouse.

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

The following table presents the Company's transactions with MiTAC Holdings and its affiliates for the periods indicated:

	Three Months Ended		Six Months Ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Purchases of inventories and services	$54,474	$48,602	$101,050	$89,759
Sale of products to MiTAC Holdings and affiliates	1,076	242	1,136	460
Payments made for rent and overhead costs for use of facilities of MiTAC Holdings and affiliates, net	45	47	81	79
The following table presents the Company’s receivable from and payable to MiTAC Holdings and its affiliates for the periods presented:

	May 31, 2022	November 30, 2021
Receivable from related parties (included in Accounts receivable, net)	$18,090	$21,841
Payable to related parties (included in Accounts payable)	26,727	32,802

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2022 and 2021
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
NOTE 13—EQUITY:
Share Repurchase Program
In June 2020, the Board of Directors authorized a three-year $400 million share repurchase program, effective July 1, 2020, pursuant to which the Company may repurchase its outstanding common stock from time to time in the open market or through privately negotiated transactions. As of May 31, 2022, the Company had $347.2 million available for future repurchases of its common stock under the authorized share repurchase program.
The Company's common share repurchase activity for the six months ended May 31, 2022 is summarized as follows:

	Shares	Weighted-average price per share
Treasury stock balance at November 30, 2021	2,633	$76.40
Shares of treasury stock repurchased under share repurchase program	511	103.21
Shares of treasury stock repurchased for tax withholdings on equity awards	57	102.85
Treasury stock balance at May 31, 2022	3,201	$81.16
Dividends
On June 28, 2022, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.30 per common share payable on July 29, 2022 to stockholders of record as of the close of business on July 15, 2022. Future dividends are subject to continued capital availability and declaration by the Board of Directors that the dividend is in the best interest of the Company’s stockholders.
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
The French Autorité de la Concurrence (“Competition Authority”) began in 2013 an investigation into the French market for certain products of Apple, Inc. ("Apple") for which the Company is a distributor. In March 2020, the Competition Authority imposed fines on Tech Data, on another distributor, and on Apple, finding that Tech Data entered into an anticompetitive agreement with Apple regarding volume allocations of Apple products. The fine imposed on Tech Data was €76 million (approximately $82 million as of May 31, 2022). The Company has vigorously contested the arguments of the Competition Authority, and the Company has appealed its determination to the French courts, seeking to set aside or reduce the fine. Although the Company believes it has strong arguments on appeal, the Company has determined that the best estimate of probable loss related to this matter as of May 31, 2022 is €36 million (approximately $39 million as of May 31, 2022). Under French law, the pendency of the Company’s appeal does not suspend the obligation to pay the fine. Tech Data agreed with the French authorities to make eight equal installment payments in relation to the fine assessed for a total amount of €22.8 million on a quarterly basis from January 2021 through October 2022. As of May 31, 2022, the Company has an accrual established for this matter of €18.9 million ($20.4 million as of May 31, 2022) that represents the total estimate of probable loss less installment payments made to date. If the appeal

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2022 and 2021
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
process is not completed prior to the end of December 2022, the Company may be required to pay further amounts towards the full fine assessed by the Competition Authority before the Company’s appeal is finally determined. However, any additional amounts that may need to be paid have not yet been determined. Additionally, the Company has provided a third-party surety bond to the Competition Authority to guarantee the payment of the amount of the fine and interest, if applicable. A civil lawsuit related to this matter, alleging anticompetitive actions in association with the established distribution networks for Apple, Tech Data and another distributor was filed by eBizcuss. The Company is currently evaluating this matter and cannot currently estimate the probability or amount of any potential loss.
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

When used in this Quarterly Report on Form 10-Q, or this “Report”, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “allows,” “can,” “may,” “could,” “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about market trends, our business model and our services, our business and market strategy, future growth, including expansion of our product and service lines, our infrastructure, our investment in our information technology, or IT, systems, our employee hiring and retention, the ownership interest of MiTAC Holdings Corporation or MiTAC Holdings, in us and its impact, the ownership interest of Apollo Global Management, Inc., or Apollo, in us and its impact, the impact of the Merger, our integration plans, our plans with respect to the GBO 2 Program, our revenue, sources of revenue, our gross margins, our operating costs and results, timing of payment, the value of our inventory, our competition, including with Synnex Technology International Corp., our future needs for additional financing, the likely sources for such funding and the impact of such funding, concentration of customers and suppliers, customer and supplier contract terms, customer forecasts and its impact on us, relationships with our suppliers, adequacy of our facilities, ability to obtain comparable leases, ability to manage and communicate with international resources, ability to meet demand, managing inventory and our shipping costs, our legal proceedings, including the investigation by the Competition Authority, our operations and trends related thereto, our international operations, foreign currency exchange rates and hedging activities, expansion of our operations and related effects, our strategic acquisitions including anticipated cost savings and other benefits, divestitures of businesses and assets, revenue, cost of revenue and gross margin, our goodwill, seasonality of sales, changes in share price, adequacy of our cash resources to meet our capital needs, our debt and financing arrangements, including the impact of any change to our credit rating, interest rate risk and impact thereof, cash held by our international subsidiaries and repatriation, changes in fair value of derivative instruments, our tax liabilities, adequacy of our disclosure controls and procedures, dependency on personnel, pricing pressures, cybersecurity and compliance with related rules and regulations, impact of rules and regulations affecting public companies, the replacement of LIBOR, impact of our pricing policies, impact of economic and industry trends, changes to the markets in which we compete, impact of our accounting policies and recently issued accounting pronouncements, our estimates and assumptions, impact of inventory repurchase obligations and commitments and contingencies, our effective tax rates, impact of any impairment of our goodwill and intangible assets, our share repurchase and dividend program, our securitization programs, term loans and revolving credit lines, our investments in working capital, personnel, our succession planning and various environmental, social and governance initiatives and attention, our purchase accounting adjustments, plans with respect to our controls and procedures, and the impact of global economic, political and social conditions. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed herein and risks related to the risk that the legacy SYNNEX and legacy Tech Data businesses will not be integrated successfully or realize the anticipated benefits of the combined company, the COVID-19 global pandemic, the ability to retain key personnel, the seasonality of the buying patterns of our customers, concentration of sales to large customers, the loss or consolidation of one or more of our significant original equipment manufacturer, or OEM, suppliers or customers, market acceptance and product life of the products we assemble and distribute, competitive conditions in our industry and their impact on our margins, pricing and other terms with our OEM suppliers, our ability to gain market share, variations in supplier-sponsored programs, changes in our costs and operating expenses, dependence upon and trends in capital spending budgets in the IT industry, fluctuations in general economic conditions including impacts from Russia's invasion of Ukraine, change in the market for our customers' products, employee turnover, changes in tax laws, risks associated with our international operations, uncertainties and variability in demand by our reseller and integration customers, supply shortages or delays, any termination or reduction in our floor plan financing arrangements, changes in value of foreign currencies and interest rates and other risk factors contained in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended November 30, 2021 and below under Part II, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, unless otherwise required by law.

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
Critical Accounting Policies and Estimates
During the six months ended May 31, 2022, there were no material changes to our critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2021.
During the six months ended May 31, 2022, we adopted certain other new accounting pronouncements. The impact of adoption of these pronouncements was not material to our consolidated financial statements. See Note 2 - Summary of Significant Accounting Policies to our Consolidated Financial Statements in Part I, Item 1 of this Report for further information.
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

Results of Operations
The following table sets forth, for the indicated periods, data as percentages of total revenue:

	Three Months Ended		Six Months Ended
Statements of Operations Data:	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	(93.74)%	(94.38)%	(93.74)%	(94.13)%
Gross profit	6.26%	5.62%	6.26%	5.87%
Selling, general and administrative expenses	(4.39)%	(3.00)%	(4.31)%	(3.14)%
Acquisition, integration and restructuring costs	(0.21)%	(0.10)%	(0.41)%	(0.05)%
Operating income	1.66%	2.53%	1.55%	2.68%
Interest expense and finance charges, net	(0.31)%	(0.39)%	(0.30)%	(0.42)%
Other expense, net	(0.05)%	(0.01)%	(0.03)%	(0.02)%
Income before income taxes	1.30%	2.13%	1.22%	2.24%
Provision for income taxes	(0.32)%	(0.54)%	(0.31)%	(0.57)%
Net income	0.98%	1.59%	0.91%	1.68%
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

Non-GAAP Financial Information:
The following tables provide the reconciliations of our most comparable GAAP measures to our non-GAAP measures presented:

	Three Months Ended		Six Months Ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Operating Income and Operating Margin - Consolidated	(in thousands)
Revenue	$15,269,791	$5,856,825	$30,739,768	$10,795,839

Operating income	$252,737	$147,901	$475,177	$289,649
Acquisition, integration and restructuring costs	32,478	5,935	125,848	5,935
Amortization of intangibles	74,676	9,373	150,812	18,742
Share-based compensation	7,038	6,750	13,788	11,637
Purchase accounting adjustments	31,392	—	64,553	—
Non-GAAP operating income	$398,321	$169,959	$830,178	$325,963

Operating margin	1.66%	2.53%	1.55%	2.68%
Non-GAAP operating margin	2.61%	2.90%	2.70%	3.02%

	Three Months Ended		Six Months Ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Operating Income and Operating Margin - Americas	(in thousands)
Revenue	$9,776,933	$5,089,193	$18,851,206	$9,396,200

Operating income	$192,823	$120,613	$326,360	$241,048
Acquisition, integration and restructuring costs	17,889	5,935	69,419	5,935
Amortization of intangibles	43,568	9,373	87,096	18,742
Share-based compensation	4,340	6,750	11,090	11,637
Purchase accounting adjustments	18,830	—	36,568	—
Non-GAAP operating income	$277,450	$142,671	$530,533	$277,362

GAAP operating margin	1.97%	2.37%	1.73%	2.57%
Non-GAAP operating margin	2.84%	2.80%	2.81%	2.95%

	Three Months Ended		Six Months Ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Operating Income and Operating Margin - Europe	(in thousands)
Revenue	$4,652,611	$303,464	$10,232,399	$435,996

Operating income	$40,525	$17,567	$105,857	$23,802
Acquisition, integration and restructuring costs	11,070	—	50,799	—
Amortization of intangibles	30,470	—	62,440	—
Share-based compensation	2,080	—	2,080	—
Purchase accounting adjustments	12,562	—	27,985	—
Non-GAAP operating income	$96,707	$17,567	$249,161	$23,802

GAAP operating margin	0.87%	5.79%	1.03%	5.46%
Non-GAAP operating margin	2.08%	5.79%	2.44%	5.46%

	Three Months Ended		Six Months Ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Operating Income and Operating Margin - APJ	(in thousands)
Revenue	$840,247	$464,168	$1,656,163	$963,643

Operating income	$19,389	$9,721	$42,960	$24,799
Acquisition, integration and restructuring costs	3,519	—	5,630	—
Amortization of intangibles	638	—	1,276	—
Share-based compensation	618	—	618	—
Non-GAAP operating income	$24,164	$9,721	$50,484	$24,799

GAAP operating margin	2.31%	2.09%	2.59%	2.57%
Non-GAAP operating margin	2.88%	2.09%	3.05%	2.57%

	Three Months Ended		Six Months Ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Adjusted EBITDA - Consolidated	(in thousands)
Net income	$148,917	$93,102	$281,241	$180,924
Interest expense and finance charges, net	47,968	22,563	90,311	45,401
Provision for income taxes	49,597	31,481	93,102	61,235
Depreciation(1)	24,949	5,668	104,314	11,167
Amortization of intangibles	74,676	9,373	150,812	18,742
EBITDA	$346,107	$162,187	$719,780	$317,469
Other expense, net	6,255	755	10,523	2,089
Acquisition, integration and restructuring costs	32,478	5,935	72,977	5,935
Share-based compensation	7,038	6,750	13,788	11,637
Purchase accounting adjustments	31,392	—	64,553	—
Adjusted EBITDA	$423,270	$175,627	$881,621	$337,130
(1) Includes depreciation recorded in acquisition, integration and restructuring costs.

	Three Months Ended		Six Months Ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Net Income - Consolidated	(in thousands)
Net income	$148,917	$93,102	$281,241	$180,924
Acquisition, integration and restructuring costs	34,759	5,935	129,961	5,935
Amortization of intangibles	74,676	9,373	150,812	18,742
Share-based compensation	7,038	6,750	13,788	11,637
Purchase accounting adjustments	31,392	—	64,553	—
Income taxes related to the above	(34,525)	(5,733)	(82,408)	(9,258)
Income tax capital loss carryback benefit	—	—	(3,246)	—
Non-GAAP net income	$262,257	$109,427	$554,701	$207,980

	Three Months Ended		Six Months Ended
Diluted Earnings per Common Share	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Diluted EPS	$1.55	$1.78	$2.92	$3.46
Acquisition, integration and restructuring costs	0.36	0.11	1.35	0.11
Amortization of intangibles	0.77	0.18	1.56	0.36
Share-based compensation	0.07	0.13	0.14	0.22
Purchase accounting adjustments	0.33	—	0.67	—
Income taxes related to the above	(0.36)	(0.11)	(0.86)	(0.18)
Income tax capital loss carryback benefit	—	—	(0.03)	—
Non-GAAP diluted EPS	$2.72	$2.09	$5.75	$3.98
Three and Six Months Ended May 31, 2022 and May 31, 2021
Revenue

	Three Months Ended		Percent Change	Six Months Ended		Percent Change
	May 31, 2022	May 31, 2021		May 31, 2022	May 31, 2021
	(in thousands)			(in thousands)
Revenue	$15,269,791	$5,856,825	160.7%	$30,739,768	$10,795,839	184.7%
We distribute a comprehensive range of products for the technology industry and design and integrate data center equipment. The prices of our products are highly dependent on the volumes purchased within a product category. The products we sell from one period to the next are often not comparable due to changes in product models, features and customer demand requirements.
Revenue increased during the three and six months ended May 31, 2022, as compared to the prior year period, primarily due to an increase in sales resulting from the impact of the Merger of approximately $9 billion and $19 billion, respectively, as well as broad-based demand for technology equipment.
Gross Profit

	Three Months Ended		Percent Change	Six Months Ended		Percent Change
	May 31, 2022	May 31, 2021		May 31, 2022	May 31, 2021
	(in thousands)			(in thousands)
Gross profit	$955,789	$329,175	190.4%	$1,924,450	$633,742	203.7%
Gross margin	6.26%	5.62%		6.26%	5.87%
Our gross margin is affected by a variety of factors, including competition, selling prices, mix of products, product costs along with rebate and discount programs from our suppliers, reserves or settlement adjustments, freight costs, inventory losses and fluctuations in revenue.
Our gross profit increased, during the three and six months ended May 31, 2022, as compared to the prior year period, primarily due to an increase in sales resulting from the impact of the Merger. The increase in gross margin during the three and six months ended May 31, 2022, as compared to the prior year period, is primarily due to product mix.

Selling, General and Administrative Expenses

	Three Months Ended		Percent Change	Six Months Ended		Percent Change
	May 31, 2022	May 31, 2021		May 31, 2022	May 31, 2021
	(in thousands)			(in thousands)
Selling, general and administrative expenses	$670,574	$175,339	282.4%	$1,323,425	$338,159	291.4%
Percentage of revenue	4.39%	3.00%		4.31%	3.14%
Our selling, general and administrative expenses consist primarily of personnel costs such as salaries, commissions, bonuses, share-based compensation and temporary personnel costs. Selling, general and administrative expenses also include cost of warehouses, delivery centers and other non-integration facilities, utility expenses, legal and professional fees, depreciation on certain of our capital equipment, bad debt expense, amortization of our intangible assets, and marketing expenses.
During the three and six months ended May 31, 2022, selling, general and administrative expenses increased, compared to the prior year period, primarily due to an increase in personnel costs resulting from the Merger and an increase in amortization of intangible assets acquired in connection with the Merger. Selling, general and administrative expenses increased as a percentage of revenue, compared to the prior year period, primarily due to the impact of the Merger including an increase in personnel costs and amortization of intangible assets.
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
During the three and six months ended May 31, 2022 and 2021, acquisition and integration expenses related to the Merger were composed of the following:

	Three Months Ended		Six Months Ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
	(in thousands)
Professional services costs	$5,793	$3,995	$13,941	$3,995
Personnel and other costs	4,404	1,940	15,348	1,940
Long-lived assets charges	—	—	52,871	—
Stock-based compensation	12,889	—	26,465	—
Total	$23,086	$5,935	$108,625	$5,935
During the three and six months ended May 31, 2022, acquisition and integration expenses related to the Merger increased, compared to the prior year period, due to the timing of the Merger as it was completed on September 1, 2021.

GBO 2 Program
Prior to the Merger, Tech Data implemented its GBO 2 Program that includes investments to optimize and standardize processes and apply data and analytics to be more agile in a rapidly evolving environment, increasing productivity, profitability and optimizing net-working capital. TD SYNNEX plans to continue this program in conjunction with the Company’s integration activities. Acquisition, integration and restructuring expenses related to the GBO 2 Program are primarily comprised of restructuring costs and other costs. Restructuring costs are comprised of severance costs and other associated exit costs, including certain consulting costs. Other costs are primarily comprised of personnel costs, facilities costs and certain professional services fees not related to restructuring activities.
There were no acquisition, integration and restructuring costs incurred under the GBO 2 Program during the three and six months ended May 31, 2021 due to the timing of the completion of the Merger. Acquisition, integration and restructuring costs under the GBO 2 Program for the three and six months ended May 31, 2022 included the following:

	Three Months Ended	Six Months Ended
	May 31, 2022	May 31, 2022
	(in thousands)
Restructuring costs	$4,738	$10,784
Other costs	4,654	6,439
Total	$9,392	$17,223
Restructuring costs under the GBO 2 Program for the three and six months ended May 31, 2022 were composed of the following:

	Three Months Ended	Six Months Ended
	May 31, 2022	May 31, 2022
	(in thousands)
Severance	$742	$1,101
Other exit costs	3,996	9,683
Total	$4,738	$10,784
Restructuring costs related to the GBO 2 Program by segment are as follows:

	Three Months Ended	Six Months Ended
	May 31, 2022	May 31, 2022
	(in thousands)
Americas	$1,582	$3,422
Europe	3,073	6,945
APJ	83	417
Total	$4,738	$10,784

Operating Income

	Three Months Ended		Percent Change	Six Months Ended		Percent Change
	May 31, 2022	May 31, 2021		May 31, 2022	May 31, 2021
	(in thousands)			(in thousands)
Operating income	$252,737	$147,901	70.9%	$475,177	$289,649	64.1%
Operating margin	1.66%	2.53%		1.55%	2.68%
Operating income increased during the three and six months ended May 31, 2022 compared to the prior year period, primarily due to increased sales as a result of the Merger, partially offset by an increase in personnel costs resulting from the Merger, an increase in amortization of intangible assets acquired in connection with the Merger and an increase in acquisition, integration and restructuring costs. Operating margin decreased during the three and six months ended May 31,

2022, compared to the prior year period, primarily due to an increase in personnel costs resulting from the Merger, an increase in amortization of intangible assets acquired in connection with the Merger and an increase in acquisition, integration and restructuring costs, partially offset by an increase in gross margin primarily due to product mix.
Interest Expense and Finance Charges, Net

	Three Months Ended		Percent Change	Six Months Ended		Percent Change
	May 31, 2022	May 31, 2021		May 31, 2022	May 31, 2021
	(in thousands)			(in thousands)
Interest expense and finance charges, net	$47,968	$22,563	112.6%	$90,311	$45,401	98.9%
Percentage of revenue	0.31%	0.39%		0.30%	0.42%
Amounts recorded in interest expense and finance charges, net, consist primarily of interest expense paid on our Senior Notes (as defined below), our lines of credit and term loans and fees associated with the sale or pledge of accounts receivable through our securitization facilities, offset by income earned on our cash investments.
The increase in our interest expense and finance charges, net during the three and six months ended May 31, 2022, compared to the prior year, was due to an increase in interest expense from higher average outstanding borrowings primarily due to the issuance of the Senior Notes.
Other Expense, Net

	Three Months Ended		Percent Change	Six Months Ended		Percent Change
	May 31, 2022	May 31, 2021		May 31, 2022	May 31, 2021
	(in thousands)			(in thousands)
Other expense, net	$6,255	$755	728.5%	$10,523	$2,089	403.7%
Percentage of revenue	0.05%	0.01%		0.03%	0.02%
Amounts recorded as other expense, net include foreign currency transaction gains and losses on certain financing transactions and the related derivative instruments used to hedge such financing transactions, the cost of hedging, investment gains and losses, and other non-operating gains and losses, such as settlements received from class actions lawsuits.
The increase in other expense, net during the three and six months ended May 31, 2022, as compared to the prior year period, was primarily related to increased costs for foreign exchange hedges coupled with an expanded program.
Provision for Income Taxes

	Three Months Ended		Percent Change	Six Months Ended		Percent Change
	May 31, 2022	May 31, 2021		May 31, 2022	May 31, 2021
	(in thousands)			(in thousands)
Provision for income taxes	$49,597	$31,481	57.5%	$93,102	$61,235	52.0%
Percentage of income before income taxes	24.98%	25.27%		24.87%	25.29%
Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions. Income taxes for the interim periods presented have been included in the accompanying Consolidated Financial Statements on the basis of an estimated annual effective tax rate.
During the three and six months ended May 31, 2022, our income tax expense increased compared to the prior year period, primarily due to higher income during the three and six months ended May 31, 2022, including the impacts of the Merger. The effective tax rate was slightly lower during the three and six months ended May 31, 2022 as compared to the three and six months ended May 31, 2021, primarily due to the relative mix of earnings and losses within the taxing jurisdictions in which we operate.

Liquidity and Capital Resources
Cash Conversion Cycle

		Three Months Ended
		May 31, 2022	November 30, 2021	May 31, 2021
		(Amounts in thousands)
Days sales outstanding ("DSO")
Revenue	(a)	$15,269,791	$15,611,266	$5,856,825
Accounts receivable, net	(b)	7,851,536	8,310,032	2,451,877
Days sales outstanding	(c) = ((b)/(a))*the number of days during the period	47	48	39

Days inventory outstanding ("DIO")
Cost of revenue	(d)	$14,314,002	$14,668,096	$5,527,650
Inventories	(e)	8,433,997	6,642,915	2,684,681
Days inventory outstanding	(f) = ((e)/(d))*the number of days during the period	54	41	45

Days payable outstanding ("DPO")
Cost of revenue	(g)	$14,314,002	$14,668,096	$5,527,650
Accounts payable	(h)	12,521,137	12,034,946	3,503,036
Days payable outstanding	(i) = ((h)/(g))*the number of days during the period	80	75	58

Cash conversion cycle ("CCC")	(j) = (c)+(f)-(i)	21	14	26

Cash Flows
Our business is working capital intensive. Our working capital needs are primarily to finance accounts receivable and inventory. We rely heavily on term loans, accounts receivable arrangements, our securitization programs, our revolver programs and trade credit from vendors for our working capital needs. We have financed our growth and cash needs to date primarily through cash generated from operations and financing activities. As a general rule, when sales volumes are increasing, our net investment in working capital dollars typically increases, which generally results in decreased cash flow generated from operating activities. Conversely, when sales volumes decrease, our net investment in working capital dollars typically decreases, which generally results in increases in cash flows generated from operating activities. We calculate CCC as days of the last fiscal quarter’s revenue outstanding in accounts receivable plus days of supply on hand in inventory, less days of the last fiscal quarter’s cost of revenue outstanding in accounts payable. Our CCC was 21 days and 26 days as of May 31, 2022 and May 31, 2021, respectively. The decrease was primarily due to our DPO, which was impacted by the increase in the payment timing of accounts payable in our business primarily due to the impact of the Merger. Our CCC was 21 days and 14 days as of May 31, 2022 and November 30, 2021, respectively. The increase was primarily due to our DIO, which was impacted by increases to support growth in our business.
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

Operating Activities
Net cash used in operating activities was $284.5 million during the six months ended May 31, 2022, primarily due to an increase in inventories to support growth in our business, partially offset by an increase in accounts payable due to timing of payments and net income.
Net cash provided by operating activities was $304.3 million during the six months ended May 31, 2021, primarily due to net income and a decrease in accounts receivable, which was partially offset by a decrease in accounts payable. The decrease in accounts receivable was primarily due to efficient collections during the three months ended May 31, 2021 as well as lower revenue compared to a seasonally high fourth quarter of fiscal year 2020. The decrease in accounts payable was primarily due to timing of payments.
Investing Activities
Net cash used in investing activities during the six months ended May 31, 2022 and 2021 was $46.7 million and $7.5 million, respectively, primarily due to capital expenditures related to infrastructure investments to support growth in our business.
Financing Activities
Net cash used in financing activities during the six months ended May 31, 2022 was $130.0 million, driven primarily by the payment of stockholder dividends of $57.6 million and the payment of $52.8 million to repurchase common stock under our share repurchase program.
Net cash used in financing activities during the six months ended May 31, 2021 was $222.0 million, representing primarily the net transfer of cash and cash equivalents of $149.9 million to Concentrix in connection with the Separation, along with $54.0 million representing a paydown of our revolving lines of credit, and a return of cash to stockholders in the form of dividends of $20.7 million.
Capital Resources
Our cash and cash equivalents totaled $521.5 million and $994.0 million as of May 31, 2022 and November 30, 2021, respectively. Our cash and cash equivalents held by international subsidiaries are no longer subject to U.S. federal tax on repatriation into the United States. Repatriation of some foreign balances is restricted by local laws. Historically, we have fully utilized and reinvested all foreign cash to fund our foreign operations and expansion. If in the future our intentions change, and we repatriate the cash back to the United States, we will report in our Consolidated Financial Statements the impact of state and withholding taxes depending upon the planned timing and manner of such repatriation. Presently, we believe we have sufficient resources, cash flow and liquidity within the United States to fund current and expected future working capital, investment and other general corporate funding requirements.
We believe that our available cash and cash equivalents balances, cash flows from operations and our existing sources of liquidity, including available capacity under our borrowing facilities, will be sufficient to satisfy our current and planned working capital and investment needs for the next twelve months in all geographies. We also believe that our longer-term working capital, planned capital expenditures, anticipated stock repurchases, dividend payments and other general corporate funding requirements will be satisfied through cash flows from operations and, to the extent necessary, from our borrowing facilities and future financial market activities.
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
TD SYNNEX United States Accounts Receivable Securitization Agreement
In the United States, we have an accounts receivable securitization program to provide additional capital for our operations (the “U.S. AR Arrangement”). Under the terms of the U.S. AR Arrangement, as amended in December 2021, we and our subsidiaries that are party to the U.S. AR Arrangement can borrow up to a maximum of $1.5 billion based upon eligible trade accounts receivable. The U.S. AR Arrangement has a maturity date of December 2024. The effective borrowing cost under the U.S. AR Arrangement is a blended rate based upon the composition of the lenders, that includes prevailing dealer commercial paper rates and a rate based upon LIBOR. In addition, a program fee payable on the used portion of the lenders’ commitment, accrues at 0.75% per annum. A facility fee is payable on the adjusted commitment of the lenders, to accrue at different tiers ranging between 0.30% per annum and 0.40% per annum depending on the amount of outstanding advances from time to time. There were no amounts outstanding under the U.S. AR Arrangement at May 31, 2022 or November 30, 2021.
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
TD SYNNEX Credit Agreement
The Company is party to a credit agreement, dated as of April 16, 2021 (the “TD SYNNEX Credit Agreement”) with the lenders party thereto and Citibank, N.A., as agent, pursuant to which we received commitments for the extension of a senior unsecured revolving credit facility not to exceed an aggregate principal amount of $3.5 billion, which revolving credit facility (the “TD SYNNEX revolving credit facility”) may, at our request but subject to the lenders’ discretion, potentially be increased by up to an aggregate amount of $500 million. There were no amounts outstanding under the TD SYNNEX revolving credit facility at May 31, 2022 or November 30, 2021. The TD SYNNEX Credit Agreement also includes a fully funded senior unsecured term loan (the “TD SYNNEX term loan” and, together with the TD SYNNEX revolving credit facility, the “TD SYNNEX credit facilities”) that had an original aggregate principal amount of $1.5 billion and has begun amortizing as described below. The borrower under the TD SYNNEX credit facilities is the Company. There are no guarantors of the TD SYNNEX credit facilities. The maturity of the TD SYNNEX credit facilities is on the fifth anniversary of the September 2021 closing date, to occur in September 2026, subject in the case of the revolving credit facility, to two one-year extensions upon our prior notice to the lenders and the agreement of the lenders to extend such maturity date.
The outstanding principal amount of the TD SYNNEX term loan is payable in quarterly installments in an amount equal to 1.25% of the original $1.5 billion principal balance, with the outstanding principal amount of the term loans due in full on the maturity date. Loans borrowed under the TD SYNNEX Credit Agreement bear interest, in the case of LIBOR (or successor) rate loans, at a per annum rate equal to the applicable LIBOR (or successor) rate, plus the applicable margin, which may range from 1.125% to 1.75%, based on our public debt rating (as defined in the TD SYNNEX Credit Agreement). The applicable margin on base rate loans is 1.00% less than the corresponding margin on LIBOR (or successor rate) based loans. In addition to these borrowing rates, there is a commitment fee that ranges from 0.125% to 0.300% on any unused commitment under the TD SYNNEX revolving credit facility based on our public debt rating. The effective interest rate for the TD SYNNEX term loan was 2.44% and 1.49% as of May 31, 2022 and November 30, 2021, respectively.
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
On June 14, 2022, we commenced an offer to exchange (the "Exchange Offer") our outstanding unregistered Senior Notes for new registered notes (the "Exchange Notes"). The purpose of the Exchange Offer is to fulfill our obligations under the applicable registration rights agreement entered into in connection with the issuance of the Senior Notes. The Company will not receive any proceeds from the Exchange Offer, and the aggregate principal amount of Exchange Notes that will be issued will be equal to the aggregate principal amount of Senior Notes that are surrendered pursuant to the Exchange Offer. The terms of the Exchange Notes offered in the Exchange Offer are substantially identical to the terms of the respective series of the Senior Notes, except that the Exchange Notes will be registered under the Securities Act, and certain transfer restrictions, registration rights, and additional interest provisions relating to the Senior Notes will not apply to the Exchange Notes. The Exchange Offer will expire on July 14, 2022, unless extended. The settlement date for the Exchange Offer will occur promptly following the expiration of the Exchange Offer.
Other Borrowings and Term Debt
The Company has various other committed and uncommitted lines of credit with financial institutions, accounts receivable securitization arrangements, factoring of accounts receivable with recourse provisions, finance leases, short-term loans, term loans, credit facilities and book overdraft facilities, totaling approximately $566.2 million as of May 31, 2022. Interest rates and other terms of borrowing under these lines of credit vary by country, depending on local market conditions. There was $133.6 million outstanding on these facilities at May 31, 2022, at a weighted average interest rate of 5.53%, and there was $106.3 million outstanding at November 30, 2021, at a weighted average interest rate of 4.59%. Borrowings under certain of these lines of credit facilities are guaranteed by the Company or secured by eligible accounts receivable.
At May 31, 2022, we were also contingently liable for reimbursement obligations with respect to issued standby letters of credit in the aggregate outstanding amount of $98.5 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.
The maximum commitment amounts for local currency credit facilities have been translated into United States dollars at May 31, 2022 exchange rates.
Accounts Receivable Purchase Agreements
We have uncommitted supply-chain financing programs with global financial institutions under which trade accounts receivable owed by certain customers may be acquired, without recourse, by the financial institutions. Available capacity under these programs is dependent upon the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. In addition, certain of these programs also require that we continue to service, administer and collect the sold accounts receivable. At May 31, 2022 and November 30, 2021, we had a total of $947.6 million and $759.9 million, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs. Discount fees for these programs totaled $3.9 million and $6.9 million in the three and six months ended May 31, 2022, respectively, and $0.7 million and $1.2 million in the three and six months ended May 31, 2021, respectively.
Covenant Compliance
Our credit facilities have a number of covenants and restrictions that require us to maintain specified financial ratios. They also limit our ability to incur additional debt, create liens, enter into agreements with affiliates, modify the nature of our business, and merge or consolidate. As of May 31, 2022, we were in compliance with all current and material covenants for the above arrangements.
Related Party Transactions
We have a business relationship with MiTAC Holdings Corporation ("MiTAC Holdings"), a publicly-traded company in Taiwan, which began in 1992 when MiTAC Holdings became our primary investor through its affiliates. As of both May 31, 2022 and November 30, 2021, MiTAC Holdings and its affiliates beneficially owned approximately 9.6% of our outstanding common stock. Mr. Matthew Miau, the Chairman Emeritus of our Board of Directors and a director, is the Chairman of MiTAC Holdings' and a director or officer of MiTAC Holdings' affiliates.
The shares owned by MiTAC Holdings are held by the following entities:

As of May 31, 2022
(in thousands)
MiTAC Holdings(1)	5,300
Synnex Technology International Corp.(2)	3,860
Total	9,160
_______________
(1)Shares are held via Silver Star Developments Ltd., a wholly-owned subsidiary of MiTAC Holdings. Excludes 194 thousand shares held directly by Mr. Miau, 217 thousand shares indirectly held by Mr. Miau through a charitable remainder trust, and 190 thousand shares held by his spouse.
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
The following table presents the Company's transactions with MiTAC Holdings and its affiliates for the periods indicated:

	Three Months Ended		Six Months Ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
	(in thousands)		(in thousands)
Purchases of inventories and services	$54,474	$48,602	$101,050	$89,759
Sale of products to MiTAC Holdings and affiliates	1,076	242	1,136	460
Payments made for rent and overhead costs for use of facilities of MiTAC Holdings and affiliates, net	45	47	81	79
The following table presents the Company’s receivable from and payable to MiTAC Holdings and its affiliates for the periods presented:

	May 31, 2022	November 30, 2021
	(in thousands)
Receivable from related parties (included in Accounts receivable, net)	$18,090	$21,841
Payable to related parties (included in Accounts payable)	26,727	32,802
Recently Issued Accounting Pronouncements
For a summary of recent accounting pronouncements and the anticipated effects on our consolidated financial statements, see Note 2 - Summary of Significant Accounting Policies to the Consolidated Financial Statements, which can be found under Part I, Item 1 of this Report.
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

PART II - OTHER INFORMATION
ITEM 1A. Risk Factors
You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended November 30, 2021. Except as set forth below, there have been no material changes to the risk factors disclosed in our 2021 Annual Report on Form 10-K.
Global health and economic, political and social conditions may harm our ability to do business, increase our costs and negatively affect our stock price.
Worldwide economic conditions remain uncertain due to adverse consequences concerning the United States and China trade negotiations, market volatility as a result of political leadership in certain countries and other disruptions to global and regional economies and markets, including increases in inflation. External factors, such as potential terrorist attacks, acts of war, geopolitical and social turmoil or epidemics and other similar outbreaks in many parts of the world, could prevent or hinder our ability to do business, increase our costs and negatively affect our stock price. Russia’s invasion of Ukraine and the subsequent economic sanctions imposed by the U.S., NATO and other countries may impact the economic conditions in or our ability to sell products to customers in the affected region. In addition, the conflict could have broader implications on economies outside the region, such as the global inflationary impact of a potential boycott of Russian oil and gas by other countries. More generally, these geopolitical, social and economic conditions could result in increased volatility in the United States and the worldwide financial markets and economy. For example, increased instability may enhance volatility in currency exchange rates, cause our customers or potential customers to delay or reduce spending on our products or services, and limit our suppliers’ access to credit. It could also adversely impact our ability to obtain adequate insurance at reasonable rates and may require us to incur increased costs for security measures for our domestic and international operations. We are predominantly uninsured for losses and interruptions caused by terrorism, acts of war and similar events. These uncertainties make it difficult for us and our suppliers and customers to accurately plan future business activities.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
In June 2020, our Board of Directors authorized a three-year $400 million share repurchase program, effective July 1, 2020, pursuant to which we may repurchase our outstanding common stock from time to time in the open market or through privately negotiated transactions.
The following table presents information with respect to purchases of common stock by the Company under the share repurchase program during the quarter ended May 31, 2022:

	Issuer Purchases of Equity Securities (amounts in thousands except for per share amounts)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program	Maximum dollar value of shares that may yet be purchased under the plans or programs
March 1 - March 31, 2022	92	$108.08	92	$366,267
April 1 - April 30, 2022	94	101.11	94	356,754
May 1 - May 31, 2022	96	99.30	96	347,220
Total	282	$102.77	282

ITEM 6. Exhibits

Exhibit Number	Description of Document

2.1+
Agreement and Plan of Merger, dated as of March 22, 2021, by and among SYNNEX, Spire Sub I, Inc., Spire Sub II, LLC, and Tiger Parent (AP) Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 22, 2021).

3(i).1	Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(i).1 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2022).

3(ii).1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3(ii).1 to the Company’s Annual Report on Form 10-K filed on January 28, 2022).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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
Date: July 7, 2022
TD SYNNEX CORPORATION

By:	/s/ Richard T. Hume
Richard T. Hume
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

By:	/s/ Marshall W. Witt
Marshall W. Witt
Chief Financial Officer
(Duly authorized officer and principal financial officer)