Form 10-Q
period 2022-08-31
TD SYNNEX CORP
filed 2022-10-04
CIK 1177394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 27, 2022
Common Stock, $0.001 par value	95,550,456

TD SYNNEX CORPORATION
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
TD SYNNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(currency and share amounts in thousands, except par value)
(unaudited)

	August 31, 2022	November 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$350,810	$993,973
Accounts receivable, net	8,114,004	8,310,032
Receivables from vendors, net	942,111	1,118,963
Inventories	9,755,228	6,642,915
Other current assets	720,298	668,261
Total current assets	19,882,451	17,734,144
Property and equipment, net	412,305	483,443
Goodwill	3,775,145	3,917,276
Intangible assets, net	4,455,198	4,913,124
Other assets, net	566,969	618,393
Total assets	$29,092,068	$27,666,380

LIABILITIES AND EQUITY
Current liabilities:
Borrowings, current	$252,190	$181,256
Accounts payable	13,718,980	12,034,946
Other accrued liabilities	1,959,717	2,017,253
Total current liabilities	15,930,887	14,233,455
Long-term borrowings	3,882,247	3,955,176
Other long-term liabilities	496,038	556,134
Deferred tax liabilities	1,011,242	1,015,640
Total liabilities	21,320,414	19,760,405
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 200,000 shares authorized, 98,475 and 98,204 shares issued as of August 31, 2022 and November 30, 2021, respectively	98	98
Additional paid-in capital	7,339,802	7,271,337
Treasury stock, 3,511 and 2,633 shares as of August 31, 2022 and November 30, 2021, respectively	(290,161)	(201,139)
Accumulated other comprehensive loss	(793,878)	(336,194)
Retained earnings	1,515,793	1,171,873
Total stockholders' equity	7,771,654	7,905,975
Total liabilities and equity	$29,092,068	$27,666,380
(Amounts may not add due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(currency and share amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
Revenue	$15,356,085	$5,207,064	$46,095,853	$16,002,904
Cost of revenue	(14,440,055)	(4,894,442)	(43,255,373)	(15,056,539)
Gross profit	916,030	312,622	2,840,480	946,365
Selling, general and administrative expenses	(628,078)	(160,285)	(1,951,503)	(498,443)
Acquisition, integration and restructuring costs	(46,418)	(4,133)	(172,266)	(10,068)
Operating income	241,534	148,204	716,711	437,853
Interest expense and finance charges, net	(52,119)	(26,365)	(142,430)	(71,766)
Other (expense) income, net	(1,852)	4,796	(12,375)	2,707
Income before income taxes	187,563	126,635	561,906	368,794
Provision for income taxes	(38,728)	(31,931)	(131,830)	(93,165)
Net income	$148,835	$94,705	$430,076	$275,628
Earnings per common share:
Basic	$1.55	$1.82	$4.48	$5.32
Diluted	$1.55	$1.81	$4.47	$5.27
Weighted-average common shares outstanding:
Basic	95,115	51,275	95,355	51,204
Diluted	95,407	51,766	95,648	51,679
(Amounts may not add due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(currency in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
Net income	$148,835	$94,705	$430,076	$275,628
Other comprehensive (loss) income:
Unrealized gains on cash flow hedges during the period, net of tax (expense) benefit of ($2,621) and ($184) for the three months ended August 31, 2022 and 2021, respectively, and ($9,043) and $357 for the nine months ended August 31, 2022 and 2021, respectively	8,024	500	27,654	1,696
Reclassification of net losses on cash flow hedges to net income, net of tax (benefit) of ($1,367) and ($2,636) for the three months ended August 31, 2022, and 2021, respectively, and ($6,051) and ($7,796) for the nine months ended August 31, 2022 and 2021, respectively	4,185	8,084	18,499	23,908
Total change in unrealized gains on cash flow hedges, net of taxes	12,209	8,584	46,153	25,604
Foreign currency translation adjustments, net of tax benefit (expense) of $22 and $308 for the three months ended August 31, 2022 and 2021, respectively, and ($84) and ($936) for the nine months ended August 31, 2022 and 2021, respectively	(336,271)	(20,194)	(503,837)	8,375
Other comprehensive (loss) income	(324,062)	(11,610)	(457,684)	33,979
Comprehensive (loss) income	$(175,227)	$83,095	$(27,608)	$309,607
(Amounts may not add due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(currency in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
Total Stockholders' equity, beginning balance	$7,981,665	$2,255,668	$7,905,975	$4,338,860

Common stock and additional paid-in capital:
Beginning balance	7,315,762	1,605,730	7,271,435	1,591,590
Share-based compensation	19,554	6,509	59,809	18,147
Common stock issued for employee benefit plans	1,944	3,503	6,016	6,006
Purchase of noncontrolling interest	2,640	—	2,640	—
Ending balance	7,339,900	1,615,742	7,339,900	1,615,742

Treasury stock:
Beginning balance	(259,800)	(192,171)	(201,139)	(191,216)
Repurchases of common stock for tax withholdings on equity awards	(105)	(145)	(5,986)	(1,100)
Repurchases of common stock	(30,256)	—	(83,036)	—
Ending balance	(290,161)	(192,316)	(290,161)	(192,316)

Retained earnings:
Beginning balance	1,395,519	987,277	1,171,873	3,133,058
Separation of Concentrix	—	—	—	(2,305,982)
Net income	148,835	94,705	430,076	275,628
Cash dividends declared	(28,561)	(10,340)	(86,156)	(31,062)
Ending balance	1,515,793	1,071,642	1,515,793	1,071,642

Accumulated other comprehensive loss:
Beginning balance	(469,816)	(145,169)	(336,194)	(194,572)
Separation of Concentrix	—	—	—	3,813
Other comprehensive (loss) income	(324,062)	(11,610)	(457,684)	33,979
Ending balance	(793,878)	(156,779)	(793,878)	(156,779)

Total stockholders' equity, ending balance	$7,771,654	$2,338,290	$7,771,654	$2,338,290

Cash dividends declared per share	$0.30	$0.20	$0.90	$0.60
(Amounts may not add due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(currency in thousands)
(unaudited)

	Nine Months Ended
	August 31, 2022	August 31, 2021
Cash flows from operating activities:
Net income	$430,076	$275,628
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	356,643	46,794
Share-based compensation	59,809	18,147
Provision for doubtful accounts	26,270	2,679
Other	6,988	1,847
Changes in operating assets and liabilities, net of the impact of Concentrix separation:
Accounts receivable, net	(272,668)	571,746
Receivables from vendors, net	113,467	24,747
Inventories	(3,353,991)	(183,777)
Accounts payable	2,220,907	(533,945)
Other operating assets and liabilities	60,706	24,926
Net cash (used in) provided by operating activities	(351,793)	248,791
Cash flows from investing activities:
Purchases of property and equipment	(78,522)	(14,111)
Other	1,541	11,241
Net cash used in investing activities	(76,981)	(2,870)
Cash flows from financing activities:
Dividends paid	(86,156)	(31,062)
Repurchases of common stock	(83,036)	—
Net borrowings (repayments) on revolving credit loans	81,992	(64,481)
Principal payments on long term debt	(71,411)	—
Proceeds from issuance of common stock	6,016	6,006
Repurchases of common stock for tax withholdings on equity awards	(5,986)	(1,100)
Other	(665)	—
Net transfer of cash and cash equivalents to Concentrix	—	(149,948)
Proceeds from issuance of Bonds	—	2,500,000
Debt issuance cost	—	(26,759)
Net cash (used in) provided by financing activities	(159,246)	2,232,658
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(55,916)	3,479
Net (decrease) increase in cash, cash equivalents and restricted cash	(643,936)	2,482,057
Cash, cash equivalents and restricted cash at beginning of period	994,913	1,568,870
Cash, cash equivalents and restricted cash at end of period	$350,977	$4,050,929
Supplemental disclosure of non-cash financing activities:
Net assets transferred to Concentrix	$—	$2,322,598
(Amounts may not add due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2022 and 2021
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
The accompanying interim unaudited Consolidated Financial Statements as of August 31, 2022 and for the three and nine months ended August 31, 2022 and 2021 have been prepared by the Company, without audit, in accordance with the rules and regulations of the United States ("U.S.") Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2021.
Interim results of operations are not necessarily indicative of financial results for a full year, and the Company makes no representations related thereto. Certain columns and rows may not add due to the use of rounded numbers.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2022 and 2021
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
For a discussion of the Company’s significant accounting policies, refer to the discussion in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2021. Accounting pronouncements adopted during the nine months ended August 31, 2022 are discussed below.
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
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and work force participation and created volatility and disruption of financial markets. Despite improvements in the global economy since the onset of the pandemic, resurgences of COVID-19 variants and the related impacts bring uncertainty to continued economic recovery. As a result, the Company cannot at this time accurately predict what effects these conditions will have on its operations and financial condition, including due to the uncertainties relating to the severity and duration of the pandemic, the effect on its customers and customer demand and the length of the restrictions and closures imposed by various governments, including recent restrictions and closures within the Asia-Pacific region. Consequently, many of the estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, these estimates may change in future periods. Actual results could differ from the estimates.
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
The following table provides revenue generated from products purchased from vendors that exceeded 10% of our consolidated revenue for the periods indicated (as a percent of consolidated revenue):

	Three Months Ended		Nine Months Ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
Apple, Inc.	12%	N/A (1)	11%	N/A (1)
HP Inc.	10%	13%	10%	13%
(1) Revenue generated from products purchased from this vendor was less than 10% of consolidated revenue during the period presented.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2022 and 2021
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
One customer accounted for 12% of the Company's total revenue during the three months ended August 31, 2022. No single customer accounted for more than 10% of the Company's total revenue during the nine months ended August 31, 2022. One customer accounted for 23% and 29% of the Company’s total revenue during the three and nine months ended August 31, 2021, respectively. As of August 31, 2022 and November 30, 2021, no single customer comprised more than 10% of the consolidated accounts receivable balance.
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

The Company has uncommitted supply-chain financing programs with global financial institutions under which trade accounts receivable of certain customers and their affiliates may be acquired, without recourse, by the financial institutions. Available capacity under these programs is dependent on the level of the Company’s trade accounts receivable with these customers and the financial institutions’ willingness to purchase such receivables. In addition, certain of these programs also require that the Company continue to service, administer and collect the sold accounts receivable. As of August 31, 2022 and November 30, 2021, accounts receivable sold to and held by the financial institutions under these programs were $1.35 billion and $759.9 million, respectively. Discount fees related to the sale of trade accounts receivable under these facilities are included in “Interest expense and finance charges, net” in the Consolidated Statements of Operations. Discount fees for these programs totaled $5.0 million and $11.9 million in the three and nine months ended August 31, 2022, respectively, and $0.6 million and $1.8 million in the three and nine months ended August 31, 2021, respectively.
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

Prior to the Separation, the Company had two reportable segments: Technology Solutions and Concentrix. After giving effect to the Separation of the Concentrix segment, the Company operated with one reportable segment: Technology Solutions. After completion of the Merger, the Company reviewed its reportable segments as there was a change in its chief executive officer, who is also the Company’s chief operating decision maker. The Company’s chief operating decision maker has a leadership structure aligned with the geographic regions of the Americas, Europe and Asia-Pacific and Japan (“APJ”) and reviews and allocates resources based on these geographic regions. As a result, as of September 1, 2021 the Company began operating in three reportable segments based on its geographic regions: the Americas, Europe and APJ.
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
For the three and nine months ended August 31, 2022 and 2021
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
For the three and nine months ended August 31, 2022 and 2021
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
Recently Issued Accounting Pronouncements
In March 2020, the FASB issued optional guidance for a limited time to ease the potential burden in accounting for or recognizing the effects of reference rate reform, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”) on financial reporting. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments are elective and are effective upon issuance for all entities through December 31, 2022, and subject to a proposed extension to December 31, 2024. The Company does not currently expect any material impacts from the adoption of this new guidance.
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
The Company has accounted for the Merger as a business combination and allocated the purchase price to the fair values of Tiger Parent (AP) Corporation’s assets acquired and liabilities assumed. As of August 31, 2022, the Company has completed its evaluation of assets acquired and liabilities assumed and finalized all related estimates. During the nine months ended August 31, 2022, the Company updated the fair values of certain assets acquired and liabilities assumed, including an increase in goodwill of $44 million, an increase in deferred tax liabilities of $38 million, a decrease in net vendor receivables of $21 million and an increase in inventory of $9 million. As the measurement period has concluded, the impact of any future adjustments to the assets acquired and liabilities assumed will be recorded in the Consolidated Statement of Operations in the period such change occurs.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2022 and 2021
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
The allocation of the purchase price is as follows:

Cash and cash equivalents	$702,907
Accounts receivable, net	5,156,809
Receivables from vendors, net	709,629
Inventories	3,002,641
Other current assets	397,807
Property and equipment	347,532
Goodwill	3,588,317
Intangible assets	4,933,900
Other assets	473,194
Total assets	19,312,736
Borrowings, current	493,076
Accounts payable	6,613,664
Other accrued liabilities	1,251,049
Long-term borrowings	2,218,672
Other long-term liabilities	412,526
Deferred tax liabilities	1,099,349
Total liabilities	12,088,336

Purchase consideration	$7,224,400
The allocation of the value of identifiable intangible assets is as follows:

	Fair value	Weighted average useful life
Customer relationships	$3,860,200	14 years
Trade name	1,073,700	Indefinite lived
Total intangibles acquired	$4,933,900
Goodwill is the excess of the consideration transferred over the net assets recognized and primarily represents future economic benefits arising from assets acquired that are not individually identified and separately recognized, including synergies inherent in the acquired business, of which approximately $500 million is expected to be deductible for tax purposes.
Included within the Company’s Consolidated Statement of Operations are revenues for the nine months ended August 31, 2022, of approximately $28 billion from Tech Data. As the Company began integrating certain sales and other functions after the closing of the acquisition, these amounts represent an estimate of the Tech Data revenues for the nine months ended August 31, 2022. It is not necessarily indicative of how the Tech Data operations would have performed on a stand-alone basis. As a result of certain integration activities subsequent to the date of acquisition, it is impracticable to disclose net income from Tech Data for the period subsequent to the acquisition date.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2022 and 2021
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

	Three Months Ended	Nine Months Ended
	August 31, 2021	August 31, 2021
Revenue	$14,339,201	$45,012,301
Net income	$111,215	$355,919
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
The Merger
The Company incurred acquisition, integration and restructuring costs related to the completion of the Merger, including professional services costs, personnel and other costs, long-lived assets charges and stock-based compensation expense. Professional services costs are primarily comprised of IT and other consulting services, as well as legal expenses. Personnel and other costs are primarily comprised of costs related to retention and other bonuses, as well as severance and duplicative labor costs. Long-lived assets charges are primarily comprised of accelerated depreciation and amortization expense of $57.3 million recorded during the nine months ended August 31, 2022 due to changes in asset useful lives in conjunction with the consolidation of certain IT systems, as well as impairment charges. Stock-based compensation expense primarily relates to costs associated with the conversion of certain Tech Data performance-based equity awards issued prior to the Merger into restricted shares of TD SYNNEX (refer to Note 5 - Share-Based Compensation for further information) and expenses for certain restricted stock awards issued in conjunction with the Merger.
During the three and nine months ended August 31, 2022 and August 31, 2021, acquisition and integration expenses related to the Merger were composed of the following:

	Three Months Ended		Nine Months Ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
Professional services costs	$6,514	$3,114	$20,455	$7,109
Personnel and other costs	11,699	1,019	27,047	2,959
Long-lived assets charges	8,693	—	61,564	—
Stock-based compensation	12,911	—	39,376	—
Total	$39,817	$4,133	$148,442	$10,068
GBO 2 Program
Prior to the Merger, Tech Data implemented its GBO 2 Program that includes investments to optimize and standardize processes and apply data and analytics to be more agile in a rapidly evolving environment, increasing productivity, profitability and optimizing net-working capital. TD SYNNEX continued this program in conjunction with the Company’s integration activities. Acquisition, integration and restructuring expenses related to the GBO 2 Program are primarily comprised of restructuring costs and other costs. Restructuring costs are comprised of severance costs and other

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2022 and 2021
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
associated exit costs, including certain consulting costs. Other costs are primarily comprised of personnel costs, facilities costs and certain professional services fees not related to restructuring activities.
Acquisition, integration and restructuring costs under the GBO 2 Program for fiscal 2022 included the following:

	Three Months Ended	Nine Months Ended
	August 31, 2022	August 31, 2022
Restructuring costs	$4,654	$15,438
Other costs	1,947	8,386
Total	$6,601	$23,824
Restructuring costs under the GBO 2 Program for fiscal 2022 were composed of the following:

	Three Months Ended	Nine Months Ended
	August 31, 2022	August 31, 2022
Severance	$2,099	$3,200
Other exit costs	2,555	12,238
Total	$4,654	$15,438
Restructuring costs related to the GBO 2 Program by segment are as follows:

	Three Months Ended	Nine Months Ended
	August 31, 2022	August 31, 2022
Americas	$1,354	$4,776
Europe	3,248	10,193
APJ	52	469
Total	4,654	$15,438
Restructuring activity during the nine months ended August 31, 2022 related to the GBO 2 Program is as follows:

	Severance and Benefits	Other Exit Costs	Total
Accrued balance as of November 30, 2021	$4,918	$1,591	$6,509
Expenses	3,200	12,238	15,438
Cash payments	(4,956)	(12,898)	(17,854)
Foreign currency translation	(29)	(429)	(458)
Accrued balance as of August 31, 2022	$3,133	$502	$3,635

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2022 and 2021
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
NOTE 5—SHARE-BASED COMPENSATION:
Overview of TD SYNNEX Stock Incentive Plans
The Company recognizes share-based compensation expense for all share-based awards made to employees and directors, including employee stock options, restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance-based RSUs and employee stock purchases, based on estimated fair values.
The following tables summarize the Company's share-based awards activity for TD SYNNEX stock incentive plans during the nine months ended August 31, 2022.
A summary of the changes in the Company's stock options is set forth below:

Stock options
Balances, November 30, 2021	689
Granted	9
Exercised	(59)
Balances, August 31, 2022	639
A summary of the changes in the Company's non-vested RSAs and RSUs is presented below:

RSAs and RSUs
Nonvested at November 30, 2021	1,066
Granted	257
Vested	(172)
Canceled	(68)
Nonvested at August 31, 2022	1,083
A summary of share-based compensation expense in the Consolidated Statements of Operations for TD SYNNEX stock incentive plans is presented below:

	Three Months Ended		Nine Months Ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
Selling, general and administrative expenses	$6,643	$6,509	$20,431	$18,147
Acquisition, integration and restructuring costs (on awards issued in connection with the Merger )	1,511	—	4,910	—
Total share-based compensation expense	$8,154	$6,509	$25,341	$18,147
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
For the three and nine months ended August 31, 2022 and 2021
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
The following table summarizes the activity related to these restricted shares during the nine months ended August 31, 2022:

Restricted shares
Nonvested at November 30, 2021	751
Vested	(6)
Canceled	(32)
Nonvested at August 31, 2022	713
The restricted shares had a fair value of $127.60 per share upon closing of the Merger which is being recorded as share-based compensation expense on a straight-line basis over the vesting period in “Acquisition, integration, and restructuring costs” in the Consolidated Statement of Operations. The Company recorded $11.4 million and $34.5 million of share-based compensation expense related to these restricted shares in “Acquisition, integration, and restructuring costs” during the three and nine months ended August 31, 2022, respectively. As of August 31, 2022, there was $45.5 million of total unamortized share-based compensation expense related to these restricted shares to be recognized over a weighted-average amortization period of 1 year. An additional 357 shares vested on September 1, 2022, one year after the date of the Merger.
NOTE 6—BALANCE SHEET COMPONENTS:
Cash, cash equivalents and restricted cash:
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	As of
	August 31, 2022	November 30, 2021
Cash and cash equivalents	$350,810	$993,973
Restricted cash included in other current assets	167	940
Cash, cash equivalents and restricted cash	$350,977	$994,913
Accounts receivable, net:

	As of
	August 31, 2022	November 30, 2021
Accounts receivable	$8,237,588	$8,424,868
Less: Allowance for doubtful accounts	(123,584)	(114,836)
Accounts receivable, net	$8,114,004	$8,310,032
Receivables from vendors, net:

	As of
	August 31, 2022	November 30, 2021
Receivables from vendors	$954,525	$1,130,091
Less: Allowance for doubtful accounts	(12,414)	(11,128)
Receivables from vendors, net	$942,111	$1,118,963

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2022 and 2021
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
Allowance for doubtful trade receivables:

Balance at November 30, 2021	$114,836
Additions	26,270
Write-offs, reclassifications and foreign exchange translation	(17,522)
Balance at August 31, 2022	$123,584
Allowance for doubtful receivables from vendors:

Balance at November 30, 2021	$11,128
Additions	2,344
Write-offs, reclassifications and foreign exchange translation	(1,058)
Balance at August 31, 2022	$12,414
Accumulated other comprehensive loss:
The components of accumulated other comprehensive loss (“AOCI”), net of taxes, were as follows:

	Unrealized gains (losses) on cash flow hedges, net of taxes	Foreign currency translation adjustment and other, net of taxes	Total
Balance as of November 30, 2021	$(48,803)	$(287,391)	$(336,194)
Other comprehensive income (loss) before reclassification	27,654	(503,837)	(476,183)
Reclassification of losses from accumulated other comprehensive loss	18,499	—	18,499
Balance as of August 31, 2022	$(2,650)	$(791,228)	$(793,878)
Refer to Note 7 - Derivative Instruments for the location of gains and losses reclassified from AOCI to the Consolidated Statements of Operations.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2022 and 2021
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

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2022 and 2021
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
Fair Values of Derivative Instruments in the Consolidated Balance Sheets
The fair values of the Company’s derivative instruments are disclosed in Note 8 - Fair Value Measurements and summarized in the table below:

	Value as of
Balance Sheet Line Item	August 31, 2022	November 30, 2021
Derivative instruments not designated as hedging instruments:
Foreign exchange forward contracts (notional value)	$1,645,291	$1,217,595
Other current assets	21,910	13,764
Other accrued liabilities	10,715	2,992
Derivative instruments designated as cash flow hedges:
Interest rate swaps (notional value)	$1,100,000	$1,500,000
Other current assets	6,690	—
Other assets, net	1,157	—
Other accrued liabilities	—	38,670
Other long-term liabilities	—	24,151
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

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2022 and 2021
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

		Three Months Ended		Nine Months Ended
	Location of Gains (Losses) in Income	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
Derivative instruments designated as cash flow hedges:
Gains recognized in OCI on interest rate swaps		$10,645	$684	$36,696	$1,339
Losses on interest rate swaps reclassified from AOCI into income	Interest expense and finance charges, net	$(5,552)	$(10,721)	$(24,550)	$(31,704)

Derivative instruments not designated as hedging instruments:
Gains recognized from foreign exchange forward contracts, net(1)	Cost of revenue	$36,804	$—	$40,922	$—
(Losses) gains recognized from foreign exchange forward contracts, net(1)	Other (expense) income, net	(3,285)	1,782	$(4,444)	$(7,347)
Losses recognized from interest rate swaps, net	Interest expense and finance charges, net	—	—	—	(128)
Total		$33,519	$1,782	$36,478	$(7,475)
____________________________

(1)	The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies.
There were no material gain or loss amounts excluded from the assessment of effectiveness. Existing net losses in AOCI that are expected to be reclassified into earnings in the normal course of business within the next twelve months are $2 million.
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
On September 20, 2022, the Company entered into foreign currency forward contracts with an aggregate notional value of $524 million to hedge a portion of its net investment in Euro denominated foreign operations which are designated as net investment hedges. The Company entered into the net investment hedges to offset the risk of change in the U.S. dollar value of the Company's investments in Euro functional subsidiaries due to fluctuating foreign exchange rates. Beginning in the fourth quarter of fiscal year 2022, the gains and losses on net investment hedges will be recorded in other comprehensive income (loss) until the sale or substantially complete liquidation of the underlying assets of the Company's investment. The initial fair value of hedge components excluded from the assessment of effectiveness will be recognized in the Consolidated Statement of Operations under a systematic and rational method over the life of the hedging instrument.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2022 and 2021
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
The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	As of August 31, 2022				As of November 30, 2021
		Fair value measurement category				Fair value measurement category
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Forward foreign currency exchange contracts	$21,910	$—	$21,910	$—	$13,764	$—	$13,764	$—
Interest rate swaps	7,847	—	7,847	—	—	—	—	—
Liabilities:
Forward foreign currency exchange contracts	$10,715	$—	$10,715	$—	$2,992	$—	$2,992	$—
Interest rate swaps	—	—	—	—	62,821	—	62,821	—
The fair values of forward exchange contracts are measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. Fair values of interest rate swaps are measured using standard valuation models using inputs that are readily available in public markets, or can be derived from observable market transactions, including LIBOR spot and forward rates. The effect of nonperformance risk on the fair value of derivative instruments was not material as of August 31, 2022 and November 30, 2021.
The carrying values of accounts receivable, accounts payable and short-term debt approximate fair value due to their short maturities and interest rates which are variable in nature. The carrying value of the Company’s term loans approximate their fair value since they bear interest rates that are similar to existing market rates. The estimated fair value of the Senior Notes was approximately $2.16 billion and $2.45 billion at August 31, 2022 and November 30, 2021, respectively.
During the nine months ended August 31, 2022, there were no transfers between the fair value measurement category levels.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2022 and 2021
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
NOTE 9—BORROWINGS:
Borrowings consist of the following:

	As of
	August 31, 2022	November 30, 2021
Committed and uncommitted revolving credit facilities and borrowings	$177,190	$106,256
Current portion of TD SYNNEX term loan	75,000	75,000
Borrowings, current	$252,190	$181,256

TD SYNNEX term loan	$1,368,750	$1,425,000
TD SYNNEX Senior Notes	2,500,000	2,500,000
Other credit agreements and long-term debt	49,579	72,258
Long-term borrowings, before unamortized debt discount and issuance costs	$3,918,329	$3,997,258
Less: unamortized debt discount and issuance costs	(36,082)	(42,082)
Long-term borrowings	$3,882,247	$3,955,176
TD SYNNEX United States Accounts Receivable Securitization Arrangement
In the United States, the Company has an accounts receivable securitization program to provide additional capital for its operations (the “U.S. AR Arrangement”). Under the terms of the U.S. AR Arrangement, the Company and its subsidiaries that are party to the U.S. AR Arrangement can borrow up to a maximum of $1.5 billion based upon eligible trade accounts receivable. The U.S. AR Arrangement has a maturity date of December 2024. The effective borrowing cost under the U.S. AR Arrangement is a blended rate based upon the composition of the lenders, that includes prevailing dealer commercial paper rates and a rate based upon SOFR. In addition, a program fee payable on the used portion of the lenders’ commitment accrues at 0.75% per annum. A facility fee is payable on the adjusted commitment of the lenders, to accrue at different tiers ranging between 0.30% per annum and 0.40% per annum depending on the amount of outstanding advances from time to time.
Under the terms of the U.S. AR Arrangement, the Company and certain of its U.S. subsidiaries sell, on a revolving basis, their receivables (other than certain excluded receivables) to a wholly-owned, bankruptcy-remote subsidiary. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled approximately $2.9 billion as of August 31, 2022. The borrowings are funded by pledging all of the rights, title and interest in the receivables acquired by the Company's bankruptcy-remote subsidiary as security. Any amounts received under the U.S. AR Arrangement are recorded as debt on the Company's Consolidated Balance Sheets.
There were no amounts outstanding under the U.S. AR Arrangement at August 31, 2022 or November 30, 2021.
TD SYNNEX Credit Agreement
The Company is party to a credit agreement, dated as of April 16, 2021 (the “TD SYNNEX Credit Agreement”) with the lenders party thereto and Citibank, N.A., as agent, pursuant to which the Company received commitments for the extension of a senior unsecured revolving credit facility not to exceed an aggregate principal amount of $3.5 billion, which revolving credit facility (the “TD SYNNEX revolving credit facility”) may, at the request of the Company but subject to the lenders’ discretion, potentially be increased by up to an aggregate amount of $500.0 million. There were no amounts outstanding under the TD SYNNEX revolving credit facility at August 31, 2022 or November 30, 2021. The TD SYNNEX Credit Agreement also includes a fully funded senior unsecured term loan (the “TD SYNNEX term loan” and, together with the TD SYNNEX revolving credit facility, the “TD SYNNEX credit facilities”) that had an original aggregate principal amount of $1.5 billion and has begun amortizing as described below. The borrower under the TD SYNNEX credit facilities is the Company. There are no guarantors of the TD SYNNEX credit facilities. The maturity of the TD SYNNEX credit facilities is on the fifth anniversary of the September 2021 closing date, to occur in September 2026,

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2022 and 2021
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
subject in the case of the revolving credit facility, to two one-year extensions upon the Company’s prior notice to the lenders and the agreement of the lenders to extend such maturity date.
The outstanding principal amount of the TD SYNNEX term loan is payable in quarterly installments in an amount equal to 1.25% of the original $1.5 billion principal balance, with the outstanding principal amount of the term loans due in full on the maturity date. Loans borrowed under the TD SYNNEX Credit Agreement bear interest, in the case of LIBOR (or successor) rate loans, at a per annum rate equal to the applicable LIBOR (or successor) rate, plus the applicable margin, which may range from 1.125% to 1.75%, based on the Company’s public debt rating (as defined in the TD SYNNEX Credit Agreement). The applicable margin on base rate loans is 1.00% less than the corresponding margin on LIBOR (or successor rate) based loans. In addition to these borrowing rates, there is a commitment fee which ranges from 0.125% to 0.300% on any unused commitment under the TD SYNNEX revolving credit facility based on the Company’s public debt rating. The effective interest rate for the TD SYNNEX term loan was 3.91% and 1.49% as of August 31, 2022 and November 30, 2021, respectively.
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
On June 14, 2022, the Company commenced an offer to exchange (the "Exchange Offer") its outstanding unregistered Senior Notes for new registered notes (the "Exchange Notes"). The purpose of the Exchange Offer was to fulfill the Company's obligations under the applicable registration rights agreement entered into in connection with the issuance of the Senior Notes. The Company did not receive any proceeds from the Exchange Offer, and the aggregate principal amount of Exchange Notes that were issued was equal to the aggregate principal amount of Senior Notes that were surrendered pursuant to the Exchange Offer. The terms of the Exchange Notes are substantially identical to the terms

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2022 and 2021
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
of the respective series of the Senior Notes, except that the Exchange Notes are registered under the Securities Act, and certain transfer restrictions, registration rights, and additional interest provisions relating to the Senior Notes do not apply to the Exchange Notes. The Exchange Offer expired on July 14, 2022 and settlement occurred on July 15, 2022.
Other Borrowings and Term Debt
The Company has various other committed and uncommitted lines of credit with financial institutions, accounts receivable securitization arrangements, finance leases, short-term loans, term loans, credit facilities and book overdraft facilities, totaling approximately $585.0 million as of August 31, 2022. Interest rates and other terms of borrowing under these lines of credit vary by country, depending on local market conditions. There was $177.2 million outstanding on these facilities at August 31, 2022, at a weighted average interest rate of 6.42%, and there was $106.3 million outstanding at November 30, 2021, at a weighted average interest rate of 4.59%. Borrowings under certain of these lines of credit facilities are guaranteed by the Company or secured by eligible accounts receivable.
At August 31, 2022, the Company was also contingently liable for reimbursement obligations with respect to issued standby letters of credit in the aggregate outstanding amount of $86.6 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.
The maximum commitment amounts for local currency credit facilities have been translated into United States Dollars at August 31, 2022 exchange rates.
Covenant Compliance
The Company's credit facilities have a number of covenants and restrictions that require the Company to maintain specified financial ratios. The covenants also limit the Company’s ability to incur additional debt, create liens, enter into agreements with affiliates, modify the nature of the Company’s business and merge or consolidate. As of August 31, 2022, the Company was in compliance with the financial covenant requirements for the above arrangements.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2022 and 2021
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
NOTE 10—EARNINGS PER COMMON SHARE:
The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Nine Months Ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
Basic earnings per common share:
Net income attributable to common stockholders(1)	$147,885	$93,512	$427,418	$272,322
Weighted-average number of common shares - basic	95,115	51,275	95,355	51,204
Basic earnings per common share	$1.55	$1.82	$4.48	$5.32

Diluted earnings per common share:
Net income attributable to common stockholders(1)	$147,887	$93,522	$427,425	$272,348

Weighted-average number of common shares - basic	95,115	51,275	95,355	51,204
Effect of dilutive securities:
Stock options and RSUs	292	491	293	475
Weighted-average number of common shares - diluted	95,407	51,766	95,648	51,679

Diluted earnings per common share	$1.55	$1.81	$4.47	$5.27

Anti-dilutive shares excluded from diluted earnings per share calculation	235	—	241	7
____________________________

(1)	RSAs granted by the Company are considered participating securities. Income available to participating securities was immaterial in all periods presented.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2022 and 2021
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
NOTE 11—SEGMENT INFORMATION:
Segment results for all prior periods have been restated for comparability to the Company’s current reportable segments (see Note 1 – Organization and Basis of Presentation for further discussion). Summarized financial information related to the Company’s reportable business segments for the periods presented is shown below:

	Americas	Europe	APJ	Consolidated
Three Months Ended August 31, 2022
Revenue	$9,900,779	$4,681,797	$773,509	$15,356,085
Operating income	180,471	44,260	16,803	241,534
Three Months Ended August 31, 2021
Revenue	$4,609,909	$252,478	$344,677	$5,207,064
Operating income	132,053	10,171	5,980	148,204
Nine Months Ended August 31, 2022
Revenue	$28,751,985	$14,914,196	$2,429,672	$46,095,853
Operating income	511,813	150,117	54,781	716,711
Nine Months Ended August 31, 2021
Revenue	$14,006,109	$688,474	$1,308,321	$16,002,904
Operating income	373,101	33,973	30,779	437,853

	Americas	Europe	APJ	Consolidated
Total Assets
As of:
August 31, 2022	$17,483,227	$9,938,152	$1,670,689	$29,092,068
November 30, 2021	15,708,483	10,657,886	1,300,011	27,666,380

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2022 and 2021
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
NOTE 12—RELATED PARTY TRANSACTIONS:
The Company has a business relationship with MiTAC Holdings Corporation (“MiTAC Holdings”), a publicly-traded company in Taiwan, which began in 1992 when MiTAC Holdings became one of the Company's primary investors through its affiliates. As of August 31, 2022 and November 30, 2021, MiTAC Holdings and its affiliates beneficially owned approximately 9.6% and 9.5% of the Company’s outstanding common stock, respectively. Mr. Matthew Miau, Chairman Emeritus of the Company’s Board of Directors and a director, is the Chairman of MiTAC Holdings and a director or officer of MiTAC Holdings’ affiliates.
Beneficial Ownership of the Company’s Common Stock by MiTAC Holdings
As noted above, MiTAC Holdings and its affiliates in the aggregate beneficially owned approximately 9.6% of the Company’s outstanding common stock as of August 31, 2022. These shares are owned by the following entities:

As of August 31, 2022
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

The following table presents the Company's transactions with MiTAC Holdings and its affiliates for the periods indicated:

	Three Months Ended		Nine Months Ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
Purchases of inventories and services	$85,113	$46,393	$186,163	$136,152
Sale of products to MiTAC Holdings and affiliates	115	69	1,251	529
Payments made for rent and overhead costs for use of facilities of MiTAC Holdings and affiliates, net	20	38	101	118
The following table presents the Company’s receivable from and payable to MiTAC Holdings and its affiliates for the periods presented:

	August 31, 2022	November 30, 2021
Receivable from related parties (included in Accounts receivable, net)	$4,426	$21,841
Payable to related parties (included in Accounts payable)	34,510	32,802

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2022 and 2021
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
NOTE 13—EQUITY:
Share Repurchase Program
In June 2020, the Board of Directors authorized a three-year $400 million share repurchase program, effective July 1, 2020, pursuant to which the Company may repurchase its outstanding common stock from time to time in the open market or through privately negotiated transactions. As of August 31, 2022, the Company had $317.0 million available for future repurchases of its common stock under the authorized share repurchase program.
The Company's common share repurchase activity for the nine months ended August 31, 2022 is summarized as follows:

	Shares	Weighted-average price per share
Treasury stock balance at November 30, 2021	2,633	$76.40
Shares of treasury stock repurchased under share repurchase program	820	101.23
Shares of treasury stock repurchased for tax withholdings on equity awards	58	102.66
Treasury stock balance at August 31, 2022	3,511	$82.64
Dividends
On September 27, 2022, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.30 per common share payable on October 28, 2022 to stockholders of record as of the close of business on October 14, 2022. Future dividends are subject to continued capital availability and declaration by the Board of Directors that the dividend is in the best interest of the Company’s stockholders.
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
The French Autorité de la Concurrence (“Competition Authority”) began in 2013 an investigation into the French market for certain products of Apple, Inc. ("Apple") for which the Company is a distributor. In March 2020, the Competition Authority imposed fines on Tech Data, on another distributor, and on Apple, finding that Tech Data entered into an anticompetitive agreement with Apple regarding volume allocations of Apple products. The fine imposed on Tech Data was €76 million (approximately $76 million as of August 31, 2022). The Company has vigorously contested the arguments of the Competition Authority, and the Company has appealed its determination to the French courts, seeking to set aside or reduce the fine. Although the Company believes it has strong arguments on appeal, the Company has determined that the best estimate of probable loss related to this matter as of August 31, 2022 is €36 million (approximately $36 million as of August 31, 2022). Under French law, the pendency of the Company’s appeal does not suspend the obligation to pay the fine. Tech Data agreed with the French authorities to make eight equal installment payments in relation to the fine assessed for a total amount of €22.8 million on a quarterly basis from January 2021 through October 2022. As of August 31, 2022, the Company has an accrued liability for this matter of €16.0 million ($16.0 million as of August 31, 2022) that represents the total estimate of probable loss less installment payments made to date. If the appeal

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2022 and 2021
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
process is not completed prior to the end of December 2022, the Company may be required to pay further amounts towards the full fine assessed by the Competition Authority before the Company’s appeal is finally determined. However, any additional amounts that may need to be paid have not yet been determined. Additionally, the Company has provided a third-party surety bond to the Competition Authority to guarantee the payment of the amount of the fine and interest, if applicable. A civil lawsuit related to this matter, alleging anticompetitive actions in association with the established distribution networks for Apple, Tech Data and another distributor was filed by eBizcuss. The Company is currently evaluating this matter and cannot currently estimate the probability or amount of any potential loss.
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

When used in this Quarterly Report on Form 10-Q, or this “Report”, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “allows,” “can,” “may,” “could,” “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about market trends, our business model and our services, our business and market strategy, future growth, including expansion of our product and service lines, our infrastructure, our investment in our information technology, or IT, systems, our employee hiring and retention, the ownership interest of MiTAC Holdings Corporation or MiTAC Holdings, in us and its impact, the ownership interest of Apollo Global Management, Inc., or Apollo, in us and its impact, the impact of the Merger, our integration plans, our plans with respect to the GBO 2 Program, our revenue, sources of revenue, our gross margins, our operating costs and results, timing of payment, the value of our inventory, our competition, including with Synnex Technology International Corp., our future needs for additional financing, the likely sources for such funding and the impact of such funding, concentration of customers and suppliers, customer and supplier contract terms, customer forecasts and its impact on us, relationships with our suppliers, adequacy of our facilities, ability to obtain comparable leases, ability to manage and communicate with international resources, ability to meet demand, managing inventory and our shipping costs, our legal proceedings, including the investigation by the Competition Authority, our operations and trends related thereto, our international operations, foreign currency exchange rates and hedging activities, expansion of our operations and related effects, our strategic acquisitions including anticipated cost savings and other benefits, divestitures of businesses and assets, revenue, cost of revenue and gross margin, our goodwill, seasonality of sales, changes in share price, adequacy of our cash resources to meet our capital needs, our debt and financing arrangements, including the impact of any change to our credit rating, interest rate risk and impact thereof, cash held by our international subsidiaries and repatriation, changes in fair value of derivative instruments, our tax liabilities, adequacy of our disclosure controls and procedures, dependency on personnel, pricing pressures, cybersecurity and compliance with related rules and regulations, impact of rules and regulations affecting public companies, the replacement of LIBOR, impact of our pricing policies, impact of economic and industry trends, changes to the markets in which we compete, impact of our accounting policies and recently issued accounting pronouncements, our estimates and assumptions, impact of inventory repurchase obligations and commitments and contingencies, our effective tax rates, impact of any impairment of our goodwill and intangible assets, our share repurchase and dividend program, our securitization programs, term loans and revolving credit lines, our investments in working capital, personnel, our succession planning and various environmental, social and governance initiatives and attention, our purchase accounting adjustments, plans with respect to our controls and procedures, and the impact of global economic, political and social conditions. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed herein and risks related to the risk that the legacy SYNNEX and legacy Tech Data businesses will not be integrated successfully or realize the anticipated benefits of the combined company, the COVID-19 global pandemic, the ability to retain key personnel, the seasonality of the buying patterns of our customers, concentration of sales to large customers, the loss or consolidation of one or more of our significant original equipment manufacturer, or OEM, suppliers or customers, market acceptance and product life of the products we assemble and distribute, competitive conditions in our industry and their impact on our margins, pricing and other terms with our OEM suppliers, our ability to gain market share, variations in supplier-sponsored programs, changes in our costs and operating expenses, increased inflation, dependence upon and trends in capital spending budgets in the IT industry, fluctuations in general economic conditions including impacts from Russia's invasion of Ukraine, change in the market for our customers' products, employee turnover, changes in tax laws, risks associated with our international operations, uncertainties and variability in demand by our reseller and integration customers, supply shortages or delays, any termination or reduction in our floor plan financing arrangements, changes in value of foreign currencies and interest rates and other risk factors contained in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended November 30, 2021 and below under Part II, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, unless otherwise required by law.

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
We previously had two reportable segments as of November 30, 2020: Technology Solutions and Concentrix. After giving effect to the Separation on December 1, 2020, we operated in a single reportable segment. After completion of the Merger, we reviewed our reportable segments as there was a change in our chief executive officer, who is also our chief operating decision maker. Our chief operating decision maker has a leadership structure aligned with the geographic regions of the Americas, Europe and Asia-Pacific and Japan (“APJ”) and reviews and allocates resources based on these geographic regions. As a result, as of September 1, 2021 we began operating in three reportable segments based on our geographic regions: the Americas, Europe and APJ. Segment results for all prior periods have been restated for comparability to the Company’s current reportable segments. For financial information by segment, refer to Note 11 – Segment Information, to the Consolidated Financial Statements in Part I, Item 1 of this Report. We have presented limited information by reportable segment within the Management’s Discussion and Analysis of Financial Condition and Results of Operations due to the lack of comparability between periods resulting from the Merger on September 1, 2021.
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
We are highly dependent on the end-market demand for IT products, and on our partners’ strategic initiatives and business models. This end-market demand is influenced by many factors including the introduction of new IT products and software by OEMs, replacement cycles for existing IT products, trends toward cloud computing, overall economic growth and general business activity. A difficult and challenging economic environment, including due to the impacts of increased inflation and Russia's invasion of Ukraine, may also lead to consolidation or decline in the IT industries and increased price-based competition.
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and workforce participation, including our own, and created significant volatility and disruption of financial markets. The disruptions due to COVID-19 have impacted our business including logistics operations. Despite improvements in the global economy since the onset of the pandemic, resurgences of COVID-19 variants and the related impacts bring uncertainty to continued economic recovery. As a result, the Company cannot at this time accurately predict what effects these conditions will have on its operations and financial condition, including due to the uncertainties relating to the severity and duration of the pandemic, the effect on its customers and customer demand and the length of the restrictions and closures imposed by various governments, including recent restrictions and closures within the Asia-Pacific region. As a result, many of the estimates and assumptions involved in the preparation of the financial statements included in this report on Form 10-Q, required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve with respect to the pandemic, our estimates may change in future periods.
Critical Accounting Policies and Estimates
During the nine months ended August 31, 2022, there were no material changes to our critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2021.
During the nine months ended August 31, 2022, we adopted certain other new accounting pronouncements. The impact of adoption of these pronouncements was not material to our consolidated financial statements. See Note 2 - Summary of Significant Accounting Policies to our Consolidated Financial Statements in Part I, Item 1 of this Report for further information.
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

Results of Operations
The following table sets forth, for the indicated periods, data as percentages of total revenue:

	Three Months Ended		Nine Months Ended
Statements of Operations Data:	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
Revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	(94.03)%	(94.00)%	(93.84)%	(94.09)%
Gross profit	5.97%	6.00%	6.16%	5.91%
Selling, general and administrative expenses	(4.10)%	(3.08)%	(4.24)%	(3.12)%
Acquisition, integration and restructuring costs	(0.30)%	(0.08)%	(0.37)%	(0.06)%
Operating income	1.57%	2.85%	1.55%	2.74%
Interest expense and finance charges, net	(0.34)%	(0.51)%	(0.31)%	(0.45)%
Other (expense) income, net	(0.01)%	0.09%	(0.03)%	0.02%
Income before income taxes	1.22%	2.43%	1.21%	2.30%
Provision for income taxes	(0.25)%	(0.61)%	(0.29)%	(0.58)%
Net income	0.97%	1.82%	0.92%	1.72%
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
•Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) which is net income before interest, taxes, depreciation and amortization, adjusted to exclude other (expense) income, net, acquisition, integration and restructuring costs, share-based compensation expense, and purchase accounting adjustments.
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

Non-GAAP Financial Information:
The following tables provide the reconciliations of our most comparable GAAP measures to our non-GAAP measures presented:

	Three Months Ended		Nine Months Ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
Operating Income and Operating Margin - Consolidated	(in thousands)
Revenue	$15,356,085	$5,207,064	$46,095,853	$16,002,904

Operating income	$241,534	$148,204	$716,711	$437,853
Acquisition, integration and restructuring costs	46,418	4,133	172,266	10,068
Amortization of intangibles	73,270	9,386	224,082	28,128
Share-based compensation	6,643	6,509	20,431	18,146
Purchase accounting adjustments	30,418	—	94,971	—
Non-GAAP operating income	$398,283	$168,232	$1,228,461	$494,195

GAAP operating margin	1.57%	2.85%	1.55%	2.74%
Non-GAAP operating margin	2.59%	3.23%	2.67%	3.09%

	Three Months Ended		Nine Months Ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
Operating Income and Operating Margin - Americas	(in thousands)
Revenue	$9,900,779	$4,609,909	$28,751,985	$14,006,109

Operating income	$180,471	$132,053	$511,813	$373,101
Acquisition, integration and restructuring costs	33,545	4,133	102,964	10,068
Amortization of intangibles	43,523	9,386	130,619	28,128
Share-based compensation	5,036	6,509	16,126	18,146
Purchase accounting adjustments	19,564	—	56,132	—
Non-GAAP operating income	$282,139	$152,081	$817,654	$429,443

GAAP operating margin	1.82%	2.86%	1.78%	2.66%
Non-GAAP operating margin	2.85%	3.30%	2.84%	3.07%

	Three Months Ended		Nine Months Ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
Operating Income and Operating Margin - Europe	(in thousands)
Revenue	$4,681,797	$252,478	$14,914,196	$688,474

Operating income	$44,260	$10,171	$150,117	$33,973
Acquisition, integration and restructuring costs	11,313	—	62,112	—
Amortization of intangibles	29,103	—	91,543	—
Share-based compensation	1,286	—	3,366	—
Purchase accounting adjustments	10,854	—	38,839	—
Non-GAAP operating income	$96,816	$10,171	$345,977	$33,973

GAAP operating margin	0.95%	4.03%	1.01%	4.93%
Non-GAAP operating margin	2.07%	4.03%	2.32%	4.93%

	Three Months Ended		Nine Months Ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
Operating Income and Operating Margin - APJ	(in thousands)
Revenue	$773,509	$344,677	$2,429,672	$1,308,321

Operating income	$16,803	$5,980	$54,781	$30,779
Acquisition, integration and restructuring costs	1,560	—	7,190	—
Amortization of intangibles	644	—	1,920	—
Share-based compensation	321	—	939	—
Non-GAAP operating income	$19,328	$5,980	$64,830	$30,779

GAAP operating margin	2.17%	1.73%	2.25%	2.35%
Non-GAAP operating margin	2.50%	1.73%	2.67%	2.35%

	Three Months Ended		Nine Months Ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
Adjusted EBITDA - Consolidated	(in thousands)
Net income	$148,835	$94,705	$430,076	$275,628
Interest expense and finance charges, net	52,119	26,365	142,430	71,766
Provision for income taxes	38,728	31,931	131,830	93,165
Depreciation(1)	28,247	5,633	132,561	16,800
Amortization of intangibles	73,270	9,386	224,082	28,128
EBITDA	$341,199	$168,020	$1,060,979	$485,487
Other expense (income), net	1,852	(4,796)	12,375	(2,707)
Acquisition, integration and restructuring costs	42,025	7,258	115,002	13,193
Share-based compensation	6,643	6,509	20,431	18,146
Purchase accounting adjustments	30,418	—	94,971	—
Adjusted EBITDA	$422,137	$176,991	$1,303,758	$514,119
_________________________
(1) Includes depreciation recorded in acquisition, integration and restructuring costs.

	Three Months Ended		Nine Months Ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
Net Income - Consolidated	(in thousands)
Net income	$148,835	$94,705	$430,076	$275,628
Acquisition, integration and restructuring costs	48,730	7,258	178,691	13,193
Amortization of intangibles	73,270	9,386	224,082	28,128
Share-based compensation	6,643	6,509	20,431	18,146
Purchase accounting adjustments	30,418	—	94,971	—
Income taxes related to the above	(39,419)	(5,933)	(121,827)	(15,191)
Income tax capital loss carryback benefit	(5,053)	—	(8,299)	—
Non-GAAP net income	$263,424	$111,925	$818,125	$319,904

	Three Months Ended		Nine Months Ended
Diluted Earnings per Common Share	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
Diluted EPS	$1.55	$1.81	$4.47	$5.27
Acquisition, integration and restructuring costs	0.50	0.14	1.86	0.25
Amortization of intangibles	0.76	0.18	2.33	0.54
Share-based compensation	0.07	0.12	0.21	0.35
Purchase accounting adjustments	0.32	—	0.99	—
Income taxes related to the above	(0.41)	(0.11)	(1.27)	(0.29)
Income tax capital loss carryback benefit	(0.05)	—	(0.09)	—
Non-GAAP diluted EPS	$2.74	$2.14	$8.50	$6.12
Three and Nine Months Ended August 31, 2022 and August 31, 2021
Revenue

	Three Months Ended		Percent Change	Nine Months Ended		Percent Change
	August 31, 2022	August 31, 2021		August 31, 2022	August 31, 2021
	(in thousands)			(in thousands)
Revenue	$15,356,085	$5,207,064	194.9%	$46,095,853	$16,002,904	188.0%
We distribute a comprehensive range of products for the technology industry and design and integrate data center equipment. The prices of our products are highly dependent on the volumes purchased within a product category. The products we sell from one period to the next are often not comparable due to changes in product models, features and customer demand requirements.
Revenue increased during the three and nine months ended August 31, 2022, as compared to the prior year period, primarily due to an increase in sales resulting from the impact of the Merger of approximately $9 billion and $28 billion, respectively, as well as broad-based demand for technology equipment.
Gross Profit

	Three Months Ended		Percent Change	Nine Months Ended		Percent Change
	August 31, 2022	August 31, 2021		August 31, 2022	August 31, 2021
	(in thousands)			(in thousands)
Gross profit	$916,030	$312,622	193.0%	$2,840,480	$946,365	200.1%
Gross margin	5.97%	6.00%		6.16%	5.91%
Our gross margin is affected by a variety of factors, including competition, selling prices, mix of products, product costs along with rebate and discount programs from our suppliers, reserves or settlement adjustments, freight costs, inventory losses and fluctuations in revenue.
Our gross profit increased, during the three and nine months ended August 31, 2022, as compared to the prior year period, primarily due to an increase in sales resulting from the impact of the Merger. The slight decrease in gross margin during the three months ended August 31, 2022, as compared to the three months ended August 31, 2021, along with the increase during the nine months ended August 31, 2022, as compared to the nine months ended August 31, 2021, is primarily due to product and customer mix.

Selling, General and Administrative Expenses

	Three Months Ended		Percent Change	Nine Months Ended		Percent Change
	August 31, 2022	August 31, 2021		August 31, 2022	August 31, 2021
	(in thousands)			(in thousands)
Selling, general and administrative expenses	$628,078	$160,285	291.9%	$1,951,503	$498,443	291.5%
Percentage of revenue	4.10%	3.08%		4.24%	3.12%
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
During the three and nine months ended August 31, 2022, selling, general and administrative expenses increased, compared to the prior year period, primarily due to an increase in personnel costs resulting from the Merger and an increase in amortization of intangible assets acquired in connection with the Merger. Selling, general and administrative expenses increased as a percentage of revenue, compared to the prior year period, primarily due to the impact of the Merger including an increase in personnel costs and amortization of intangible assets.
Acquisition, Integration and Restructuring Costs
Acquisition, integration and restructuring costs are primarily comprised of costs related to the Merger and costs related to the Global Business Optimization 2 Program initiated by Tech Data prior to the Merger (the “GBO 2 Program”).
The Merger
We incurred acquisition, integration and restructuring costs related to the completion of the Merger, including professional services costs, personnel and other costs, long-lived assets charges and stock-based compensation expense. Professional services costs are primarily comprised of IT and other consulting services, as well as legal expenses. Personnel and other costs are primarily comprised of costs related to retention and other bonuses, as well as severance and duplicative labor costs. Long-lived assets charges are primarily comprised of accelerated depreciation and amortization expense of $57.3 million recorded during the nine months ended August 31, 2022 due to changes in asset useful lives in conjunction with the consolidation of certain IT systems, as well as impairment charges. Stock-based compensation expense primarily relates to costs associated with the conversion of certain Tech Data performance-based equity awards issued prior to the Merger into restricted shares of TD SYNNEX (refer to Note 5 – Share-Based Compensation to the Consolidated Financial Statements in Part I, Item 1 of this Report for further information) and expenses for certain restricted stock awards issued in conjunction with the Merger.
During the three and nine months ended August 31, 2022 and 2021, acquisition and integration expenses related to the Merger were composed of the following:

	Three Months Ended		Nine Months Ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
	(in thousands)
Professional services costs	$6,514	$3,114	$20,455	$7,109
Personnel and other costs	11,699	1,019	27,047	2,959
Long-lived assets charges	8,693	—	61,564	—
Stock-based compensation	12,911	—	39,376	—
Total	$39,817	$4,133	$148,442	$10,068
During the three and nine months ended August 31, 2022, acquisition and integration expenses related to the Merger increased, compared to the prior year period, due to the timing of the Merger as it was completed on September 1, 2021.

GBO 2 Program
Prior to the Merger, Tech Data implemented its GBO 2 Program that includes investments to optimize and standardize processes and apply data and analytics to be more agile in a rapidly evolving environment, increasing productivity, profitability and optimizing net-working capital. TD SYNNEX continued this program in conjunction with the Company’s integration activities. Acquisition, integration and restructuring expenses related to the GBO 2 Program are primarily comprised of restructuring costs and other costs. Restructuring costs are comprised of severance costs and other associated exit costs, including certain consulting costs. Other costs are primarily comprised of personnel costs, facilities costs and certain professional services fees not related to restructuring activities.
There were no acquisition, integration and restructuring costs incurred under the GBO 2 Program during the three and nine months ended August 31, 2021 due to the timing of the completion of the Merger. Acquisition, integration and restructuring costs under the GBO 2 Program for the three and nine months ended August 31, 2022 included the following:

	Three Months Ended	Nine Months Ended
	August 31, 2022	August 31, 2022
	(in thousands)
Restructuring costs	$4,654	$15,438
Other costs	1,947	8,386
Total	$6,601	$23,824
Restructuring costs under the GBO 2 Program for the three and nine months ended August 31, 2022 were composed of the following:

	Three Months Ended	Nine Months Ended
	August 31, 2022	August 31, 2022
	(in thousands)
Severance	$2,099	$3,200
Other exit costs	2,555	12,238
Total	$4,654	$15,438
Restructuring costs related to the GBO 2 Program by segment are as follows:

	Three Months Ended	Nine Months Ended
	August 31, 2022	August 31, 2022
	(in thousands)
Americas	$1,354	$4,776
Europe	3,248	10,193
APJ	52	469
Total	$4,654	$15,438

Operating Income

	Three Months Ended		Percent Change	Nine Months Ended		Percent Change
	August 31, 2022	August 31, 2021		August 31, 2022	August 31, 2021
	(in thousands)			(in thousands)
Operating income	$241,534	$148,204	63.0%	$716,711	$437,853	63.7%
Operating margin	1.57%	2.85%		1.55%	2.74%
Operating income increased during the three and nine months ended August 31, 2022 compared to the prior year period, primarily due to increased sales as a result of the Merger, partially offset by an increase in personnel costs resulting from the Merger, an increase in amortization of intangible assets acquired in connection with the Merger and an increase in acquisition, integration and restructuring costs. Operating margin decreased during the three and nine months ended August 31, 2022, compared to the prior year period, primarily due to an increase in personnel costs resulting from the Merger, an increase in amortization of intangible assets acquired in connection with the Merger and an increase in acquisition, integration and restructuring costs.
Interest Expense and Finance Charges, Net

	Three Months Ended		Percent Change	Nine Months Ended		Percent Change
	August 31, 2022	August 31, 2021		August 31, 2022	August 31, 2021
	(in thousands)			(in thousands)
Interest expense and finance charges, net	$52,119	$26,365	97.7%	$142,430	$71,766	98.5%
Percentage of revenue	0.34%	0.51%		0.31%	0.45%
Amounts recorded in interest expense and finance charges, net, consist primarily of interest expense paid on our Senior Notes (as defined below), our lines of credit, our accounts receivable securitization facilities and our term loans, and fees associated with the sale of accounts receivable, partially offset by income earned on our cash investments.
The increase in our interest expense and finance charges, net during the three and nine months ended August 31, 2022, compared to the prior year, was primarily due to an increase in interest expense from higher average outstanding borrowings.
Other (Expense) Income, Net

	Three Months Ended		Percent Change	Nine Months Ended		Percent Change
	August 31, 2022	August 31, 2021		August 31, 2022	August 31, 2021
	(in thousands)			(in thousands)
Other (expense) income, net	$(1,852)	$4,796	(138.6)%	$(12,375)	$2,707	(557.1)%
Percentage of revenue	(0.01)%	0.09%		(0.03)%	0.02%
Amounts recorded as other (expense) income, net include foreign currency transaction gains and losses on certain financing transactions and the related derivative instruments used to hedge such financing transactions, the cost of hedging, investment gains and losses, and other non-operating gains and losses, such as settlements received from class actions lawsuits.
The increase in other (expense) income, net during the three and nine months ended August 31, 2022, as compared to the prior year period, was primarily due to a gain on sale of an investment in the prior year and increased costs for foreign exchange hedges coupled with an expanded program.
Provision for Income Taxes

	Three Months Ended		Percent Change	Nine Months Ended		Percent Change
	August 31, 2022	August 31, 2021		August 31, 2022	August 31, 2021
	(in thousands)			(in thousands)
Provision for income taxes	$38,728	$31,931	21.3%	$131,830	$93,165	41.5%
Percentage of income before income taxes	20.65%	25.21%		23.46%	25.26%
Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions. Income taxes for the interim periods presented have been included in the accompanying Consolidated Financial Statements on the basis of an estimated annual effective tax rate.

During the three and nine months ended August 31, 2022, our income tax expense increased compared to the prior year period, primarily due to higher income during the three and nine months ended August 31, 2022, including the impacts of the Merger. In connection with the Merger, in the fourth quarter of fiscal 2021 we restructured our foreign financing structure, as well as select legal entities, in anticipation of legally integrating legacy Tech Data and SYNNEX foreign operations. In addition to the treasury efficiencies, these restructurings resulted in a one-time domestic capital loss which would offset certain domestic capital gains when carried back under United States tax law to tax year 2020, resulting in a tax benefit of approximately $45 million in the fourth quarter of fiscal 2021. During the three and nine months ended August 31, 2022, we recorded additional tax benefits of $5.1 million and $8.3 million, respectively, related to the capital loss carryback. The effective tax rate was lower during the three and nine months ended August 31, 2022 as compared to the three and nine months ended August 31, 2021, primarily due to the capital loss carryback benefit, as well as the relative mix of earnings and losses within the taxing jurisdictions in which we operate.

Liquidity and Capital Resources
Cash Conversion Cycle

		Three Months Ended
		August 31, 2022	November 30, 2021	August 31, 2021
		(Amounts in thousands)
Days sales outstanding ("DSO")
Revenue	(a)	$15,356,085	$15,611,266	$5,207,064
Accounts receivable, net	(b)	8,114,004	8,310,032	2,229,640
Days sales outstanding	(c) = ((b)/(a))*the number of days during the period	49	48	39

Days inventory outstanding ("DIO")
Cost of revenue	(d)	$14,440,055	$14,668,096	$4,894,442
Inventories	(e)	9,755,228	6,642,915	2,866,212
Days inventory outstanding	(f) = ((e)/(d))*the number of days during the period	62	41	54

Days payable outstanding ("DPO")
Cost of revenue	(g)	$14,440,055	$14,668,096	$4,894,442
Accounts payable	(h)	13,718,980	12,034,946	3,222,284
Days payable outstanding	(i) = ((h)/(g))*the number of days during the period	88	75	61

Cash conversion cycle ("CCC")	(j) = (c)+(f)-(i)	23	14	32

Cash Flows
Our business is working capital intensive. Our working capital needs are primarily to finance accounts receivable and inventory. We rely heavily on term loans, accounts receivable arrangements, our securitization programs, our revolver programs and net trade credit from vendors for our working capital needs. We have financed our growth and cash needs to date primarily through cash generated from operations and financing activities. As a general rule, when sales volumes are increasing, our net investment in working capital dollars typically increases, which generally results in decreased cash flow generated from operating activities. Conversely, when sales volumes decrease, our net investment in working capital dollars typically decreases, which generally results in increases in cash flows generated from operating activities. We calculate CCC as days of the last fiscal quarter’s revenue outstanding in accounts receivable plus days of supply on hand in inventory, less days of the last fiscal quarter’s cost of revenue outstanding in accounts payable. Our CCC was 23 days and 14 days as of August 31, 2022 and November 30, 2021, respectively. The increase was primarily due to our DIO, which was impacted by an increase in inventory to support growth in our business, partially offset by a corresponding increase in our DPO. Our CCC was 23 days and 32 days as of August 31, 2022 and August 31, 2021, respectively. The decrease was primarily due to the impact of the Merger, including an increase in our DPO due to the payment timing of accounts payable in our business, partially offset by our DIO which was impacted by increases to support growth in our business.
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
Operating Activities
Net cash used in operating activities was $351.8 million during the nine months ended August 31, 2022, primarily due to an increase in inventories to support growth in our business, partially offset by an increase in accounts payable due to timing of payments and net income.
Net cash provided by operating activities was $248.8 million during the nine months ended August 31, 2021, primarily due to net income and a decrease in accounts receivable, which was partially offset by a decrease in accounts payable. The decrease in accounts receivable was primarily due to efficient collections during the three months ended August 31, 2021 as well as lower revenue compared to a seasonally high fourth quarter of fiscal year 2020. The decrease in accounts payable was primarily due to timing of payments.
Investing Activities
Net cash used in investing activities during the nine months ended August 31, 2022 and 2021 was $77.0 million and $2.9 million, respectively, primarily due to capital expenditures related to infrastructure investments to support growth in our business.
Financing Activities
Net cash used in financing activities during the nine months ended August 31, 2022 was $159.2 million, driven primarily by the payment of stockholder dividends of $86.2 million and the payment of $83.0 million to repurchase common stock under our share repurchase program.
Net cash provided by financing activities during the nine months ended August 31, 2021 was $2,232.7 million, representing primarily proceeds received on issuance of the Senior Notes of $2.5 billion to support the Merger, partially offset by the net transfer of cash and cash equivalents of $149.9 million to Concentrix in connection with the Separation, along with $64.5 million representing a paydown of our revolving lines of credit, a return of cash to stockholders in the form of dividends of $31.1 million and $26.8 million of issuance costs related to the Senior Notes.
Capital Resources
Our cash and cash equivalents totaled $350.8 million and $994.0 million as of August 31, 2022 and November 30, 2021, respectively. Our cash and cash equivalents held by international subsidiaries are no longer subject to U.S. federal tax on repatriation into the United States. Repatriation of some foreign balances is restricted by local laws. Historically, we have fully utilized and reinvested all foreign cash to fund our foreign operations and expansion. If in the future our intentions change, and we repatriate the cash back to the United States, we will report in our Consolidated Financial Statements the impact of state and withholding taxes depending upon the planned timing and manner of such repatriation. Presently, we believe we have sufficient resources, cash flow and liquidity within the United States to fund current and expected future working capital, investment and other general corporate funding requirements.
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
TD SYNNEX United States Accounts Receivable Securitization Agreement
In the United States, we have an accounts receivable securitization program to provide additional capital for our operations (the “U.S. AR Arrangement”). Under the terms of the U.S. AR Arrangement, we and our subsidiaries that are party to the U.S. AR Arrangement can borrow up to a maximum of $1.5 billion based upon eligible trade accounts receivable. The U.S. AR Arrangement has a maturity date of December 2024. The effective borrowing cost under the U.S. AR Arrangement is a blended rate based upon the composition of the lenders, that includes prevailing dealer commercial paper rates and a rate based upon SOFR. In addition, a program fee payable on the used portion of the lenders’ commitment, accrues at 0.75% per annum. A facility fee is payable on the adjusted commitment of the lenders, to accrue at different tiers ranging between 0.30% per annum and 0.40% per annum depending on the amount of outstanding advances from time to time. There were no amounts outstanding under the U.S. AR Arrangement at August 31, 2022 or November 30, 2021.
Under the terms of the U.S. AR Arrangement, we and certain of our U.S. subsidiaries sell, on a revolving basis, our receivables (other than certain excluded receivables) to a wholly-owned, bankruptcy-remote subsidiary. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled approximately $2.9 billion as of August 31, 2022. The borrowings are funded by pledging all of the rights, title and interest in the receivables acquired by our bankruptcy-remote subsidiary as security. Any amounts received under the U.S. AR Arrangement are recorded as debt on our Consolidated Balance Sheets.
TD SYNNEX Credit Agreement
The Company is party to a credit agreement, dated as of April 16, 2021 (the “TD SYNNEX Credit Agreement”) with the lenders party thereto and Citibank, N.A., as agent, pursuant to which we received commitments for the extension of a senior unsecured revolving credit facility not to exceed an aggregate principal amount of $3.5 billion, which revolving credit facility (the “TD SYNNEX revolving credit facility”) may, at our request but subject to the lenders’ discretion, potentially be increased by up to an aggregate amount of $500 million. There were no amounts outstanding under the TD SYNNEX revolving credit facility at August 31, 2022 or November 30, 2021. The TD SYNNEX Credit Agreement also includes a fully funded senior unsecured term loan (the “TD SYNNEX term loan” and, together with the TD SYNNEX revolving credit facility, the “TD SYNNEX credit facilities”) that had an original aggregate principal amount of $1.5 billion and has begun amortizing as described below. The borrower under the TD SYNNEX credit facilities is the Company. There are no guarantors of the TD SYNNEX credit facilities. The maturity of the TD SYNNEX credit facilities is on the fifth anniversary of the September 2021 closing date, to occur in September 2026, subject in the case of the revolving credit facility, to two one-year extensions upon our prior notice to the lenders and the agreement of the lenders to extend such maturity date.
The outstanding principal amount of the TD SYNNEX term loan is payable in quarterly installments in an amount equal to 1.25% of the original $1.5 billion principal balance, with the outstanding principal amount of the term loans due in full on the maturity date. Loans borrowed under the TD SYNNEX Credit Agreement bear interest, in the case of LIBOR (or successor) rate loans, at a per annum rate equal to the applicable LIBOR (or successor) rate, plus the applicable margin, which may range from 1.125% to 1.75%, based on our public debt rating (as defined in the TD SYNNEX Credit Agreement). The applicable margin on base rate loans is 1.00% less than the corresponding margin on LIBOR (or successor rate) based loans. In addition to these borrowing rates, there is a commitment fee that ranges from 0.125% to 0.300% on any unused commitment under the TD SYNNEX revolving credit facility based on our public debt rating. The effective interest rate for the TD SYNNEX term loan was 3.91% and 1.49% as of August 31, 2022 and November 30, 2021, respectively.
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
On June 14, 2022, we commenced an offer to exchange (the "Exchange Offer") our outstanding unregistered Senior Notes for new registered notes (the "Exchange Notes"). The purpose of the Exchange Offer was to fulfill our obligations under the applicable registration rights agreement entered into in connection with the issuance of the Senior Notes. We did not receive any proceeds from the Exchange Offer, and the aggregate principal amount of Exchange Notes that were issued was equal to the aggregate principal amount of Senior Notes that were surrendered pursuant to the Exchange Offer. The terms of the Exchange Notes are substantially identical to the terms of the respective series of the Senior Notes, except that the Exchange Notes are registered under the Securities Act, and certain transfer restrictions, registration rights, and additional interest provisions relating to the Senior Notes do not apply to the Exchange Notes. The Exchange Offer expired on July 14, 2022 and settlement occurred on July 15, 2022.
Other Borrowings and Term Debt
We have various other committed and uncommitted lines of credit with financial institutions, accounts receivable securitization arrangements, finance leases, short-term loans, term loans, credit facilities and book overdraft facilities, totaling approximately $585.0 million as of August 31, 2022. Interest rates and other terms of borrowing under these lines of credit vary by country, depending on local market conditions. There was $177.2 million outstanding on these facilities at August 31, 2022, at a weighted average interest rate of 6.42%, and there was $106.3 million outstanding at November 30, 2021, at a weighted average interest rate of 4.59%. Borrowings under certain of these lines of credit facilities are guaranteed by the Company or secured by eligible accounts receivable.
At August 31, 2022, we were also contingently liable for reimbursement obligations with respect to issued standby letters of credit in the aggregate outstanding amount of $86.6 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.
The maximum commitment amounts for local currency credit facilities have been translated into United States dollars at August 31, 2022 exchange rates.
Accounts Receivable Purchase Agreements
We have uncommitted supply-chain financing programs with global financial institutions under which trade accounts receivable owed by certain customers may be acquired, without recourse, by the financial institutions. Available capacity under these programs is dependent upon the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. In addition, certain of these programs also require that we continue to service, administer and collect the sold accounts receivable. At August 31, 2022 and November 30, 2021, we had a total of $1.35 billion and $759.9 million, respectively, of trade accounts receivable sold to and held by the financial institutions under these programs. Discount fees for these programs totaled $5.0 million and $11.9 million in the three and nine months ended August 31, 2022, respectively, and $0.6 million and $1.8 million in the three and nine months ended August 31, 2021, respectively.

Covenant Compliance
Our credit facilities have a number of covenants and restrictions that require us to maintain specified financial ratios. They also limit our ability to incur additional debt, create liens, enter into agreements with affiliates, modify the nature of our business, and merge or consolidate. As of August 31, 2022, we were in compliance with the financial covenant requirements for the above arrangements.
Related Party Transactions
For a summary of related party transactions, see Note 12 - Related Party Transactions to the Consolidated Financial Statements, which can be found under Part I, Item 1 of this Report.
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
On September 1, 2021 we completed the Merger. As a result, we are currently integrating legacy Tech Data into our control environment. In executing this integration, we are analyzing, evaluating, and where necessary, making changes in controls and procedures related to the legacy Tech Data business, which is expected to be completed in the fiscal year ending November 30, 2022.

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
The following table presents information with respect to purchases of common stock by the Company under the share repurchase program during the quarter ended August 31, 2022:

	Issuer Purchases of Equity Securities (amounts in thousands except for per share amounts)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program	Maximum dollar value of shares that may yet be purchased under the plans or programs
June 1 - June 30, 2022	111	$98.11	111	$336,321
July 1 - July 31, 2022	101	93.81	101	326,852
August 1 - August 31, 2022	97	102.25	97	316,963
Total	309	$98.00	309

ITEM 6. Exhibits

Exhibit Number	Description of Document

2.1+
Agreement and Plan of Merger, dated as of March 22, 2021, by and among SYNNEX, Spire Sub I, Inc., Spire Sub II, LLC, and Tiger Parent (AP) Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 22, 2021).

3(i).1	Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(i).1 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2022).

3(ii).1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3(ii).1 to the Company’s Annual Report on Form 10-K filed on January 28, 2022).

10.1	Form of Notice of Stock Option Grant and Stock Option Agreement (U.S.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 19, 2022).

10.2	Form of Notice of Stock Option Grant and Stock Option Agreement (non-U.S.) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 19, 2022).

10.3	Form of Notice of Restricted Stock Award and Restricted Stock Agreement (U.S.) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 19, 2022).

10.4	Form of Notice of Restricted Stock Award and Restricted Stock Agreement (non-U.S.) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 19, 2022).

10.5
Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement (time-based) (U.S.) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 19, 2022).

10.6
Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement (time-based) (non-U.S.) (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 19, 2022).

10.7
Form of Notice of Performance-Based Restricted Stock Unit Award and Performance-Based Restricted Stock Unit Agreement (U.S.) (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on September 19, 2022).

10.8
Form of Notice of Performance-Based Restricted Stock Unit Award and Performance-Based Restricted Stock Unit Agreement (non-U.S.) (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on September 19, 2022).

10.9
First Omnibus Amendment to the Fifth Amended and Restated Receivables Funding and Administration Agreement, dated as of August 22, 2022 by and among SIT Funding Corporation, TD SYNNEX Corporation, the lenders party thereto and The Toronto-Dominion Bank, as agent.

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
Date: October 4, 2022
TD SYNNEX CORPORATION

By:	/s/ Richard T. Hume
Richard T. Hume
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

By:	/s/ Marshall W. Witt
Marshall W. Witt
Chief Financial Officer
(Duly authorized officer and principal financial officer)