Form 10-K
period 2022-11-30
TD SYNNEX CORP
filed 2023-01-24
CIK 1177394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
___________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_________________to_________________
Commission File Number: 001-31892
___________________________________________
TD SYNNEX CORPORATION
(Exact name of registrant as specified in its charter)
___________________________________________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of Common Stock held by non-affiliates of the registrant (based upon the closing sale price on the New York Stock Exchange as of May 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter) was $4,311,515,318. Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of January 16, 2023, there were 95,344,919 shares of Common Stock, $0.001 per share par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10 (as to directors and Delinquent Section 16(a) Reports (if any)), 11, 12 (as to Beneficial Ownership), 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2023 Annual Meeting of Stockholders to be held on March 21, 2023.

TD SYNNEX CORPORATION

2022 FORM 10-K

PART I
When used in this Annual Report on Form 10-K (this “Report”), the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “allows,” “can,” “may,” “could,’’ “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our business model and our services, our business and market strategy, future growth, our infrastructure, our investment in our information technology, or IT, systems, our co-worker hiring and retention, the ownership interest of MiTAC Holdings Corporation, or MiTAC Holdings, in us and its impact, the ownership interest of Apollo Global Management, Inc., or Apollo, in us and its impact, the impact of the Merger, our integration plans, our plans with respect to the GBO 2 Program, our revenue, sources of revenue, our gross margins, our operating costs and results, timing of payment, the value of our inventory, our competition, including with Synnex Technology International Corp., our future needs and sources for additional financing, contract terms, relationships with our suppliers, adequacy of our facilities, ability to meet demand, managing inventory and our shipping costs, our legal proceedings, our operations, foreign currency exchange rates and hedging activities, our strategic acquisitions including anticipated cost savings and other benefits, our goodwill, seasonality of sales, adequacy of our cash resources, our debt and financing arrangements, including the impact of any change to our credit rating, interest rate risk and impact thereof, cash held by our international subsidiaries and repatriation, changes in fair value of derivative instruments, our tax liabilities, adequacy of our disclosure controls and procedures, cybersecurity, the replacement of LIBOR, impact of our pricing policies, impact of economic and industry trends, changes to the markets in which we compete, impact of accounting policies, our estimates and assumptions, impact of inventory repurchase obligations and commitments and contingencies, our effective tax rates, impact of any impairment of our goodwill and intangible assets, our share repurchase and dividend program, and our purchase accounting adjustments. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed herein and risks related to the risk that the legacy SYNNEX and legacy Tech Data businesses will not be integrated successfully or realize the anticipated benefits of the combined company, the COVID-19 global pandemic, the buying patterns of our customers, concentration of sales to large customers, the loss or consolidation of one or more of our significant original equipment manufacturer, or OEM, suppliers or customers, market acceptance of the products we assemble and distribute, competitive conditions in our industry and their impact on our margins, pricing and other terms with our OEM suppliers, our ability to gain market share, variations in supplier-sponsored programs, changes in our costs and operating expenses, increased inflation, dependence upon and trends in capital spending budgets in the IT industry, fluctuations in general economic conditions, changes in tax laws, risks associated with our international operations, uncertainties and variability in demand by our reseller and integration customers, supply shortages or delays, any termination or reduction in our floor plan financing arrangements, changes in value of foreign currencies and interest rates and other risk factors contained below under Part I, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, unless otherwise required by law.
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
Item 1.    Business
Overview
We are a leading global distributor and solutions aggregator for the information technology ("IT") ecosystem. We serve a critical role, bringing products from the world's leading and emerging technology vendors to market, and helping our customers create solutions best suited to maximize business outcomes for their end-user customers. We distribute IT hardware, software, and systems including personal computing devices and peripherals, mobile phones and accessories, printers, server and datacenter infrastructure, hybrid cloud, security, networking, communications and storage solutions, and system components. We also provide systems design and integration solutions.

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
On March 22, 2021, we entered into an agreement and plan of merger (the “Merger Agreement”) which provided that legacy SYNNEX Corporation would acquire legacy Tech Data Corporation, a Florida corporation (“Tech Data”) through a series of mergers, which would result in Tech Data becoming an indirect subsidiary of TD SYNNEX Corporation (collectively, the "Merger"). On September 1, 2021, pursuant to the terms of the Merger Agreement, we acquired all the outstanding shares of common stock of Tiger Parent (AP) Corporation, the parent corporation of Tech Data, for consideration of $1.6 billion in cash ($1.1 billion in cash after giving effect to a $500.0 million equity contribution by Tiger Parent Holdings, L.P., Tiger Parent (AP) Corporation’s sole stockholder and an affiliate of Apollo Global Management, Inc., to Tiger Parent (AP) Corporation prior to the effective time of the Merger) and 44 million shares of common stock of SYNNEX valued at approximately $5.6 billion.
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
We have been in business since 1980 and have headquarters in both Clearwater, Florida and Fremont, California. We were originally incorporated in the State of California as COMPAC Microelectronics, Inc. in November 1980, and we changed our name to SYNNEX Information Technologies, Inc. in February 1994. We later reincorporated in the State of Delaware under the name of SYNNEX Corporation in October 2003. As a result of the Merger, on October 22, 2021, we filed with the Secretary of State of the State of Delaware a Certificate of Amendment to the Company’s Restated Certificate of Incorporation to change our corporate name from SYNNEX Corporation to TD SYNNEX Corporation, effective November 3, 2021. As of November 30, 2022, we had approximately 23,500 full-time co-workers worldwide.
Our Strategy
Digital transformation and the migration to cloud computing is reshaping our industry, enabling businesses and consumers to evaluate, procure, acquire, and consume technology products and services in a variety of ways. Hybrid models of IT consumption, supporting both physical and virtual delivery methods are emerging, as hardware and software-based solutions become increasingly combined. As a result, customers are seeking greater integration of products, services and solutions that tie technologies together. Therefore, we believe it is important to provide a broad, end-to-end portfolio, with deep capabilities across the computing continuum to help customers manage the increasingly complex IT ecosystem and deliver the solutions and business outcomes the market desires. Our vision for the future is to be the vital solutions aggregator and orchestrator that connects the IT ecosystem.
Our global strategy is to deliver higher value by focusing on the following strategic priorities:
•Invest in high-growth technologies such as hybrid cloud, security, analytics/Internet of Things ("IoT"), hyperscale infrastructure, and services.
•Strengthen our end-to-end portfolio of products, services and solutions, including technology-as-a-service and recurring revenue models.
•Transform our company digitally through greater automation and advanced analytics, which we believe will enhance the customer experience, broaden our customer base, increase sales and augment our presence in high growth technologies.
•Expand our global footprint and enhance the operational excellence of our businesses around the world.
Our Products and Suppliers
We offer a comprehensive catalog of more than 200,000 technology products (as measured by active SKU's) from more than 1,500 original equipment manufacturers (“OEM”), suppliers of high-growth technologies such as converged and hyper-converged infrastructure, cloud, security, data/analytics/IoT and services. This enables us to offer comprehensive solutions to our reseller and retail customers. We group the majority of our offerings into two primary solutions portfolios, Endpoint Solutions and Advanced Solutions which are comprised of the following:
Endpoint Solutions Portfolio:
•Our Endpoint Solutions portfolio primarily includes personal computing devices and peripherals, mobile phones and accessories, printers, supplies, and endpoint technology software.
Advanced Solutions Portfolio:
•Our Advanced Solutions portfolio primarily includes data center technologies such as hybrid cloud, security, storage, networking, servers, advanced technology software and converged and hyper-converged infrastructure. Our Advanced Solutions portfolio also includes our specialized solution businesses, such as Global Computing Components.
Our high-growth technologies solutions, along with our services offerings, span our Endpoint and Advanced Solutions portfolios.
Our suppliers include leading IT systems, system components and peripherals, software, communications and security equipment, networking equipment, UCC and consumer electronics manufacturers. We purchase these and other complementary products from our suppliers and sell them to our reseller and retail customers. We perform a similar function for our distribution of licensed software products. We provide our vendors with access to large and highly fragmented markets such as small- and medium-sized businesses (“SMB”) and serve as a variable, cost effective route to market for our vendors by providing them with access to resellers and end-users.
Our primary OEM suppliers include Apple, Inc., Cisco Systems, Inc., Dell, Inc., Hewlett-Packard Enterprise Company, HP Inc., International Business Machines Corporation, Lenovo Group Ltd., Microsoft Corporation, and Samsung Electronics Co., Ltd.
The following table provides revenue generated from products purchased from vendors that exceeded 10% of our consolidated revenue for the periods indicated (as a percent of consolidated revenue):

	Twelve Months Ended
	November 30, 2022	November 30, 2021	November 30, 2020
Apple, Inc.	11%	N/A (1)	N/A (1)
HP Inc.	10%	12%	15%
__________________
(1) Revenue generated from products purchased from this vendor was less than 10% of consolidated revenue during the period presented.

We have distribution agreements with most of our suppliers, including Apple Inc. and HP Inc. These agreements usually provide for nonexclusive distribution rights and pertain to specific geographic territories. The agreements are also generally short-term, subject to periodic renewal, and often contain provisions permitting termination by either our supplier or us without cause upon relatively short notice. Conversely, our vendor agreements generally do not restrict us from selling similar products manufactured by competitors, nor do they require us to sell a specified quantity of product. As a result, we have the flexibility to terminate or curtail sales of one product line in favor of another due to technological change, pricing considerations, product availability, and customer demand or vendor distribution policies. An OEM supplier that elects to terminate a distribution agreement will generally repurchase its products carried in our inventory.
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
Our Customers
Our products are marketed globally to an active reseller base of more than 150,000 customers. Our reseller customers include value-added resellers (“VARs”), corporate resellers, government resellers, system integrators, direct marketers, retailers and managed service providers (“MSPs”). Resellers are classified primarily by their end-user customers. End-users include large corporations or enterprises, federal, state and local governments, SMBs, and individual consumers. In addition, resellers vary greatly in size and geographic reach. Our reseller customers buy from us and other distributors. Our larger reseller customers also buy certain products directly from OEM suppliers. System integrators offer services in addition to product resale, primarily in systems customization, integration, and deployment. Retailers serve mostly individual end-users and to a small degree, small office/home office customers. We also provide systems design and integration solutions for data center servers and networking solutions built specific to our customers’ workloads and data center environments.
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
One customer accounted for 10%, 17% and 23% of our total revenue in fiscal years 2022, 2021 and 2020, respectively. As of November 30, 2022 and 2021, no single customer comprised more than 10% of the consolidated accounts receivable balance. While we do not believe that the loss of any single customer would have a material adverse effect on us, such loss could result in an adverse impact on certain of our businesses.
Our business is characterized by low gross profit as a percentage of revenue, or gross margin, and low operating income as a percentage of revenue, or operating margin. The market for IT products has generally been characterized by declining unit prices and short product life cycles, although unit prices for certain products have increased during certain periods due to factors such as supply chain constraints and inflation. We set our sales price based on the market supply and demand characteristics for each particular product or bundle of products we distribute and services we provide.
We are highly dependent on the end-market demand for IT products, and on our partners’ strategic initiatives and business models. This end-market demand is influenced by many factors including the introduction of new IT products and software by OEM suppliers, replacement cycles for existing IT products, trends toward cloud computing, overall economic growth and general business activity. A difficult and challenging economic environment may also lead to consolidation or decline in the IT industries and increased price-based competition.
Our Services and Solutions
We offer a variety of business process services to our customers. These services can be purchased individually or in combination with others in the form of supply chain solutions and aftermarket product support. We have sophisticated pick, pack and ship operations, which allows us to efficiently receive shipments from our OEM suppliers and quickly fill orders for our reseller and retail customers. We generally stock or otherwise have access to the inventory of our OEM suppliers to satisfy the demands of our reseller and retail customers.

Our service offerings include the following:
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
Cloud Services. We provide cloud-based solutions and services to our reseller customers to enable sales of and migration to technologies in a hosted environment to small and medium businesses. Our proprietary cloud platform offers a complete package of cloud-based solutions on a user-friendly platform and allows our reseller customers and OEM suppliers to own the complete customer lifecycle through direct billing, provisioning, management, and support. Our solutions cover all end-user customer needs, including, pure public cloud solutions in productivity and collaboration, IaaS, or Infrastructure as a Service, PaaS, or Platform as a Service, SaaS, or Software as a Service, Security, Mobility, IoT and other hybrid solutions. Our dedicated cloud team comprising developers, sales engineers and solutions specialists, supports our reseller customers in the sales of these solutions.
Online Services. We maintain electronic data interchange (“EDI”), extensible markup language (“XML”), web-based communication links and mobile applications with many of our reseller and retail customers. These links improve the speed and efficiency of our transactions with our customers by enabling them to search for products, check inventory availability and prices, configure systems, place and track orders, receive invoices, review account status and process returns. We also have web-based application software that allows our customers or their end-user customers to order software and take delivery online. In addition, we use proprietary and industry standard application programming interfaces ("APIs") to connect with OEMs and resellers, providing dynamic transactional capabilities to our platforms.
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
Sales and Marketing
We serve our large commercial, government reseller, and retail customers through dedicated sales professionals. Our sales professionals receive comprehensive training on our policies, procedures and the technical specifications of products, and attend additional training offered by our vendors. We market to smaller resellers and OEM suppliers through dedicated regional sales teams. In addition, we have dedicated product management and business development specialists that focus on the sale and promotion of products and services of selected suppliers or for specific end-market verticals. These specialists are also directly involved in establishing new relationships with leading OEM suppliers to create demand for their products and services and with resellers for their customers’ needs. We also have a direct sales approach for our design and integration solutions business. Our sales and marketing professionals are complemented by members of our executive management team who are integral in identifying potential new customer opportunities, promoting sales growth and ensuring customer satisfaction. We have sales and marketing professionals in close geographic proximity to our customers and OEM suppliers.

Our Operations
We operate 194 distribution and administrative facilities globally. Our distribution processes are highly automated to ensure timely order fulfillment and accuracy and enhance the efficiency of our warehouse operations and back office administration. Our distribution facilities are geographically dispersed to be near reseller customers and their end-users. This decentralized, regional strategy enables us to benefit from lower shipping costs and shorter delivery lead times to our customers. Furthermore, we track multiple performance measurements to continuously improve the efficiency and capabilities of our distribution operations. Our regional locations also enable us to make local deliveries and provide will-call fulfillment to more customers than if our distribution operations were more centralized, resulting in better service to our customers. To optimize response to short-term changes in order activity, our workforce is comprised of permanent and temporary co-workers.
Our proprietary IT systems and processes enable us to automate many of our distribution operations. We use radio frequency and bar code scanning technologies in our warehouse operations to maintain real-time inventory records, facilitate strong inventory control and improve the speed and accuracy of order fulfillment.
To enhance the accuracy of our distribution order fulfillment and protect our inventory from shrinkage, our distribution systems also incorporate numerous controls. These controls include robotic automation, order weight checks, bar code scanning, and serial number profile verification. We also use digital video imaging to record both receiving and shipping activities. These images and other warehouse and shipping data are available online to our customer service representatives, enabling us to quickly respond to order inquiries by our customers.
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
International Operations
Approximately 45% of our consolidated revenue for fiscal year 2022 was generated by our international operations. As a result of the Merger, we have expanded both our domestic and international operations. Our end market strategy is to continue expanding internationally on a selective basis in order to provide our distribution capabilities to OEM suppliers in locations that meet their regional requirements.
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
Seasonality
Our operating results are affected by the seasonality of the IT products industry. We have historically experienced slightly higher sales in our first and fourth fiscal quarters due to patterns in capital budgeting, federal government spending and purchasing cycles of our customers and end-users. These historical patterns may not be repeated in subsequent periods.
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
We compete against several distributors in the Americas market, including Arrow Electronics, Inc. (“Arrow”), Ingram Micro, Inc. and ScanSource, Inc. and, to a lesser extent, regional distributors. The competitive environment in Europe is more fragmented with market share spread among several regional and local competitors such as ALSO Holding and Esprinet, as well as international distributors such as Ingram Micro, Inc., Westcon-Comstor and Arrow. The competitive environment in APJ is fragmented with market share spread among international distributors such as Ingram Micro, Inc. and Westcon-Comstor as well as several regional distributors such as VSTECS Holdings Ltd., Synnex Technology International Corp. (a separate entity from the Company) and Redington Group. We also face competition from our OEM suppliers that sell directly to resellers, retailers and end-users. The distribution industry has historically undergone, and continues to undergo, consolidation. Over the years, a number of providers within the IT distribution industry exited or merged with other providers. For example, during fiscal year 2017, we acquired the Westcon-Comstor Americas distribution business and Tech Data acquired the Technology Solutions operating group of Avnet Inc. (“Avnet”), and in fiscal year 2021 we acquired Tech Data. We have participated in this consolidation and expect to continue to assess opportunities.
As we enter new business areas, we may encounter increased competition from our current competitors and/or new competitors. We constantly seek to expand our business into areas primarily related to our core distribution as well as other support, logistics and related value-added services, both organically and through strategic acquisitions.
Human Capital Resources
As of November 30, 2022, we had approximately 23,500 full-time co-workers. Given the variability in our business and the quick response time required by customers, it is critical that we are able to rapidly ramp-up and ramp-down our operational capabilities to maximize efficiency. As a result, we use temporary or contract workers, who totaled approximately 5,000 as of November 30, 2022, on a full-time equivalent basis. Certain of our co-workers in various countries outside of the United States are subject to laws providing representation rights to co-workers through workers' councils.
We are committed to fostering a diverse and inclusive workplace that attracts and retains exceptional talent. Through ongoing co-worker development, comprehensive compensation and benefits, and a focus on health, safety and co-worker well-being, we strive to help our co-workers in all aspects of their lives so they can do their best work.
Diversity, Equity and Inclusion
We are committed to being unconditionally inclusive to capture the ideas and perspectives that fuel innovation and enable our workforce, customers, and communities to succeed in the digital age. We accomplish this through a focus on our core values of inclusion, integrity, collaboration, and excellence, and we strive to create an inclusive and welcoming environment where people can bring their authentic selves to work. Our commitment to diversity and inclusion starts at the top with a highly skilled and diverse board of directors. Women represent 27% of our board of directors, 27% of our leadership at the director and above level, and 42% of our total co-worker base. Additionally, 55% of our board of directors is ethnically diverse or gender diverse. We are committed to increasing diversity in our workforce. We aim to increase representation of people who identify as women to 50% of our co-worker base and 40% of our leadership roles by 2030, in addition to increasing representation of underrepresented groups by 2025.
Pay Equity or Total Rewards
We believe people should be paid for what they do and how they do it, regardless of their gender, race, or other personal characteristics. To deliver on that commitment, we benchmark and set pay ranges based on market data and consider factors such as a co-worker’s role and experience, the location of their job, and their performance. We also review our compensation practices, both in terms of our overall workforce and individual co-workers, to ensure our pay is fair and equitable. Our practice includes reviewing the compensation of co-workers to ensure consistent pay practices by conducting a pay equity analysis annually comparing co-workers in the same role within a country or location. As we move forward, we aim to improve our pay equity position across the globe through our compensation and benefits programs, as well as promotion practices, to ensure fairness for all co-workers. Each year we will assess our progress and make adjustments to improve our pay equity position.
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
Co-worker Engagement
We regularly collect feedback to measure co-worker engagement, to better understand and improve the co-worker experience and to identify opportunities to continually strengthen our culture. We want to know what is working well, what we can do better and how well our co-workers understand and are practicing our cultural values.

Training and Development
Human capital development underpins our efforts to execute our strategy and continue to distribute, design, integrate and market innovative products and services. We continually invest in our co-workers' career growth and provide co-workers with a wide range of development opportunities, including face-to-face, virtual, social and self-directed learning, mentoring, coaching, and external development.
Health, Safety and Wellness
The physical health, financial well-being, life balance and mental health of our co-workers is vital to our success. Our environmental, health, and safety leadership team uses our global injury and illness reporting system to assess trends regionally and worldwide as a part of quarterly reviews. Our warehouse and integration facilities continue to represent our most significant health and safety risks. Managing and reducing risks at these facilities remains a focus, and injury rates continue to be low. We also sponsor a wellness program designed to enhance physical, financial, and mental well-being for all our co-workers. Throughout the year, we encourage healthy behaviors through regular communications, educational sessions, voluntary progress tracking, wellness challenges, and other incentives.
Environmental
We remain focused on protecting our planet and reducing our global carbon footprint. In support of this, TD SYNNEX has committed to the Science Based Targets Initiative (SBTi) Business Ambition Pledge with the goal to achieve net-zero greenhouse gas ("GHG") emissions by 2045. We are committed to embedding a culture of sustainability across our organization and increasing our sustainability initiatives and supporting our customers and vendors. We engage in and continue to explore a range of sustainability projects such as renewable energy, use of light emitting diode (LED) technologies, waste minimization projects and ISO 14001 at several of our facilities. We also offer trade-in, recycling and refurbishment services on a range of IT equipment to end-users through agreements with our resellers and retail partners. We have established a Global Responsibility Steering Committee to help drive these efforts.
Additional human capital information will be included in our inaugural Corporate Citizenship Report which will be available in the near future on our website. Information contained in our Corporate Citizenship Report and website is not deemed part of this Annual Report on Form 10-K.
Available Information
Our website is http://www.tdsynnex.com. We make available free of charge, on or through our website, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, if any, or other filings filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing or furnishing these reports with the Securities and Exchange Commission, or SEC. Information contained on our website is not a part of this Report. We have adopted a code of ethics applicable to our co-workers including our principal executive, financial and accounting officers, and it is available free of charge, on our website’s investor relations page.
The SEC maintains an Internet site at http://www.sec.gov that contains our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, if any, or other filings filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and our proxy and information statements.

Item 1A.    Risk Factors
The following discussion is divided into several sections. The first section, which begins immediately following this paragraph, captioned "Risks Related to Our Business and Operations" discusses some of the risks that may affect our business, results of operations and financial condition. The second section, captioned “Risks Related to Our Indebtedness” discusses our debt-related risks. The third section, captioned “Risks Related to Our Relationships with Apollo Global Management Inc. and MiTAC Holdings Corporation,” discusses risks relating to Apollo Global Management’s influence over us and our relationship with MiTAC Holdings Corporation. The fourth section, captioned “Risks Related to our Industry,” discusses risks impacting businesses operating in our industry. The fifth section, captioned “Risks Related to the Macro-Economic and Regulatory Environment,” relates to risks which broadly affect companies operating in regions in which we operate. You should carefully review all of these sections, as well as our consolidated financial statements and notes thereto and the other information appearing in this report, for important information regarding risks that affect us. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Report because these factors could cause the actual results and conditions to differ materially from those projected in the forward-looking statements. Before you invest in our Company, you should know that making such an investment involves some risks, including the risks described below. The risks that have been highlighted here are not the only ones that we face. If any of the risks actually occur, our business, financial condition and results of operations could be negatively affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.
Risks Related to Our Business and Operations
We anticipate that our revenue and operating results will fluctuate, which could adversely affect the enterprise value of our Company and our securities.
Our operating results have fluctuated and will fluctuate in the future as a result of many factors, including:
•the impact of the business acquisitions and dispositions we make;
•general economic conditions and level of IT spending;
•the loss or consolidation of one or more of our significant OEM suppliers or customers;
•market acceptance, quality, pricing, availability and useful life of our products and services, as well as the mix of our products and services sold;
•competitive conditions in our industry;
•trends towards cloud based infrastructure and “as-a-Service” type product offerings;
•pricing, margin and other terms with our OEM suppliers;
•decline in inventory value as a result of product obsolescence and market acceptance;
•variations in our levels of excess inventory, vendor reserves and doubtful accounts;
•fluctuations in rates in the currencies in which we transact;
•changes in the terms of OEM supplier-inventory protections, such as price protection and return rights; and
•the expansion of our design and integration solutions sales and operations, globally.
Although we attempt to control our expense levels, these levels are based, in part, on anticipated revenue. Therefore, we may not be able to control spending in a timely manner to compensate for any unexpected revenue shortfall.
Our operating results are affected by the seasonality of the IT products and services industry. We have historically experienced slightly higher sales in our first and fourth fiscal quarters due to patterns in the capital budgeting, federal government spending and purchasing cycles of our customers and end-users. These historical patterns may not be repeated in subsequent periods. You should not rely on period-to-period comparisons of our operating results as an indication of future performance. In future years, our operating results may be below our expectations or those of our public market analysts or investors, which would likely cause our share price to decline.

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
Our future success is highly dependent on our relationships with a small number of OEM suppliers. For example, sales of HP Inc. products and services comprised approximately 10%, 12% and 15% of our total revenue for fiscal years 2022, 2021 and 2020, respectively, and sales of Apple Inc. products and services comprised approximately 11% of our total revenue for fiscal year 2022. Our OEM supplier agreements typically are short-term and may be terminated without cause upon short notice. OEM supplier agreements are often established at a regional or country level and these relationships may change in some countries or regions and not others. The loss or deterioration of our relationship with HP Inc., Apple Inc. or any other major OEM supplier, the authorization by OEM suppliers of additional distributors, the sale of products by OEM suppliers directly to our reseller and retail customers and end-users, or our failure to establish relationships with new OEM suppliers or to expand the distribution and supply chain services that we provide OEM suppliers could adversely affect our business, financial position and operating results. In addition, OEM suppliers may face liquidity or solvency issues that in turn could negatively affect our business and operating results.
Our business is also highly dependent on the terms provided by our OEM suppliers. Generally, each OEM supplier has the ability to change the terms and conditions of its distribution agreements, such as reducing the amount of price protection and return rights or reducing the level of purchase discounts, incentive rebates, scope of the geographic area in which we can sell and marketing programs available to us. Additionally, significant changes in vendor payment terms or payment arrangements could negatively impact our liquidity and financial condition.
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
As a result of significant price competition in the IT products and services industry, our gross margins are low, and we expect them to continue to be low in the future. Increased competition arising from industry consolidation and low demand for certain IT products and services may hinder our ability to maintain or improve our gross margins. These low gross margins magnify the impact of variations in revenue and operating costs on our operating results. A portion of our operating expenses are relatively fixed, and planned expenditures are based in part on anticipated orders that are forecasted with limited visibility of future demand. As a result, we may not be able to reduce our operating expenses to sufficiently mitigate any further reductions in gross profit or margin in the future. If we cannot proportionately decrease our cost structure in response to competitive price pressures, our business and operating results could suffer.
We also receive purchase discounts and rebates from OEM suppliers based on various factors, including sales or purchase volume and breadth of customers. A decrease in revenue could negatively affect the level of volume rebates received from our OEM suppliers and thus, our gross margin. Because some rebates from OEM suppliers are based on percentage increases in sales of products, it may become more difficult for us to achieve the percentage growth in sales required for larger discounts due to the current size of our revenue base. A decrease or elimination of purchase discounts and rebates from our OEM suppliers would adversely affect our business and operating results.
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
Our ability to obtain particular products in the required quantities and to fulfill reseller and retail customer orders on a timely basis is critical to our success. In most cases, we have no guaranteed price or delivery agreements with our OEM suppliers. We have experienced a supply shortage of certain products as a result of strong demand or problems experienced by our OEM suppliers, including during fiscal years 2022, 2021 and 2020 due to global supply chain constraints. If shortages or delays persist, the price of those products may increase, or the products may not be available at all. Such delays could also impact our ability to procure critical components required to complete customer orders. In addition, our OEM suppliers may decide to distribute, or to substantially increase their existing distribution business, through other distributors, their own dealer networks, or directly to resellers, retailers or end-users. Accordingly, if we are not able to secure and maintain an adequate supply of products to fulfill our customer orders on a timely basis, our business, financial position and operating results could be adversely affected.
We experience customer concentration and intense competition which could adversely impact our revenue.
Our business experiences customer concentration from time to time. One customer accounted for 10%, 17% and 23% of our total revenue in fiscal years 2022, 2021 and 2020. The loss of one of our significant customers could result in an adverse impact on our business. For example, our systems design and integration solutions product line has significant customer concentration, requires investments in working capital and infrastructure, and has customer contracts that often offer limited or no volume guarantees or protection for end-of-life investments. The loss of a customer or reduction in order volumes could adversely impact our revenue, provision for inventory losses, the absorption of fixed overhead costs and our future expansion plans. The systems design and integration solutions business operates in a competitive environment. Volumes can fluctuate based on customer demand, delivery quality and the competitive landscape. Our ability to deliver customized solutions on a timely basis is critical to our success. Any delay could impact our competitive position and result in loss of customer orders, which could impact our financial position and operating results.
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
We have in the past pursued, and in the future expect to pursue, acquisitions of, or investments in, businesses and assets in new markets, either within or outside the IT products and services industry, that complement or expand our existing business. For example, in September 2021, we completed the acquisition of Tech Data. Our acquisition strategy involves a number of risks, including:
•difficulty in successfully integrating acquired operations, IT systems, customers, OEM supplier relationships, products, services and businesses with our operations;

•risk that the acquired businesses will fail to maintain the quality of services that we have historically provided;
•loss of key co-workers of acquired operations or inability to hire key co-workers necessary for our expansion;
•diversion of our capital and management attention away from other business issues;
•increase in our expenses and working capital requirements;
•in the case of acquisitions that we may make outside of the United States, difficulty in operating in foreign countries and over significant geographical distances;
•other financial risks, such as potential liabilities of the businesses we acquire; and
•our due diligence process may fail to identify significant issues with the acquired company’s product and service quality, financial disclosures, accounting practices or internal control deficiencies.
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
We have incurred and will continue to incur significant acquisition and integration-related costs in connection with the Merger.
We have incurred a number of non-recurring costs associated with the Merger and combining the operations of Tech Data and SYNNEX, including professional services costs, personnel and other costs, long-lived assets charges and stock-based compensation expense. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred related to the Merger and the integration of Tech Data and SYNNEX. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.
Our goodwill and identifiable intangible assets could become impaired, which could have a material non-cash adverse effect on our results of operations.
We recorded substantial goodwill and both finite and indefinite-lived intangible assets as a result of our previous acquisitions, including the Merger. We review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We assess whether there has been an impairment in the value of goodwill and indefinite-lived intangible assets at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or intangible assets may not be recoverable include declines in stock price, market capitalization or cash flows and slower growth rates in our industry. Our annual goodwill impairment testing indicated no goodwill impairments for any of the years presented. As of November 30, 2022, the Europe and APJ reporting units' goodwill balances are $1.3 billion and $74.8 million, respectively, and the fair value of the reporting unit exceeded its carrying value by 6% and 9% as of the annual goodwill impairment testing date, respectively. If actual results in our Europe or APJ reporting units are substantially lower than the projections used in our valuation methodology, or if market discount rates substantially increase or our market capitalization substantially decreases, then our future valuations could be adversely affected. We could be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or intangible assets is determined, negatively impacting our results of operations.
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
We extend credit to our customers for a significant portion of our sales to them and they have a period of time, generally 30 days after the date of invoice, to make payment. However, in certain cases, for some of our larger customers, we offer longer terms of payment. As a result, we are subject to the risk that our customers will not pay on time or at all. Our credit exposure risk may increase due to financial difficulties or liquidity or solvency issues experienced by our customers, resulting in their inability to repay us. The liquidity or solvency issues may increase as a result of an economic downturn, increases in costs including due to inflation or higher interest rates, or a decrease in IT spending by end-users. If we are unable to collect payments in a timely manner from our customers due to changes in financial or economic conditions, or for other reasons, and we are unable to collect under our credit insurance policies, we may write-off the amount due from the customers. These write-offs may result in credit insurance being more expensive and on terms that are less favorable to us and may negatively impact our ability to utilize accounts receivable-based financing. In addition, the failure of customers to pay within a specified time period after the date of an invoice could result in defaults under our accounts receivable securitization program. These circumstances could negatively impact our cash flow and liquidity position, or result in the cross-default to our other indebtedness and acceleration of the repayment of our indebtedness. Further, we are exposed to higher collection risk as we continue to expand internationally, where the payment cycles are generally longer and the credit rating process may not be as robust as in the United States, and where our access to accounts receivable financing is more limited.
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
We are dependent in large part on our ability to retain the services of our key senior executives and other technological and industry experts and personnel. Except for certain of our key executives, we generally do not have employment agreements with our co-workers. We also do not carry “key person” insurance coverage for any of our key executives. We compete for qualified senior management and technical personnel. The loss of, or inability to hire, key executives or qualified co-workers could inhibit our ability to operate and grow our business successfully.
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
We are from time to time involved in other litigation in the ordinary course of business which has and may include claims with respect to antitrust, mergers and acquisitions and other matters. In the ordinary course of business, we also receive inquiries from and have discussions with government entities regarding the compliance of our contracting and sales practices with laws and regulations. We may not be successful in defending these or other claims. Regardless of the outcome, litigation could result in substantial expense and could divert the efforts of our management. Allegations made in the course of regulatory or legal proceedings may also harm our reputation, regardless of whether there is merit to such claims. Furthermore, because litigation and the outcome of regulatory proceedings are inherently unpredictable, our business, financial condition or operating results could be materially affected by an unfavorable resolution of one or more of these proceedings, claims, demands or investigations. We do not expect that the ultimate resolution of these matters will have a material adverse effect on our consolidated financial position. However, the resolution of certain of these matters could be material to our operating results for any particular period. For further information regarding our current litigation matters, refer to Note 18 – Commitments and Contingencies, to the Consolidated Financial Statements in Item 8.
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
A portion of our product distribution revenue is financed by floor plan financing companies. Floor plan financing companies are engaged by our customers to finance, or floor, the purchase of products from us. In exchange for a fee that is either subsidized by our OEM suppliers or paid by us, we transfer the risk of loss on the sale of our products to the floor plan companies. We currently receive payment from these financing companies within approximately 15 to 30 days from the date of the sale, which allows our business to operate at much lower relative working capital levels than if such programs were not available. If these floor plan arrangements are terminated or substantially reduced, the need for more working capital and the increased financing cost could harm our business and operating results.
Risks Related to our Indebtedness
The terms of our debt arrangements impose restrictions on our ability to operate which in turn could negatively affect our ability to respond to business and market conditions and therefore could have an adverse effect on our business and operating results.
As of November 30, 2022, we had $4.1 billion in outstanding short and long-term borrowings under term loans, our Senior Notes, lines of credit, accounts receivable securitization programs and finance leases, excluding trade payables. The terms of one or more of the agreements under which this indebtedness was incurred may limit or restrict, among other things, our (or our subsidiaries', as applicable) ability to:
•incur additional indebtedness or liens;
•enter into certain transactions with affiliates; and
•merge, consolidate or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets.
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
If we cannot make scheduled payments on our debt, we will be in default and, as a result:
•our lenders could declare all outstanding principal and interest to be due and payable;
•the lenders under our credit agreements could terminate their commitments to loan us money and, in the case of any secured credit arrangements, foreclose against the assets securing their borrowings;

•we could be forced to raise additional capital through the issuance of additional, potentially dilutive securities; and
•we could be forced into bankruptcy or liquidation, which is likely to result in delays in the payment of our indebtedness and in the exercise of enforcement remedies related to our indebtedness.
Despite our current level of indebtedness, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks to our financial condition.
We and our subsidiaries may be able to incur significant additional indebtedness in the future. For example, as of November 30, 2022, we had access to $3.5 billion in unused commitments under the TD SYNNEX revolving credit facility (as defined below). If new debt is added to our current debt levels, the related risks that we now face could intensify. Although the TD SYNNEX Credit Agreement (as defined below) contains restrictions on the incurrence of additional indebtedness by our subsidiaries, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial.
Changes in our credit rating may increase our interest expense or other costs of capital.
Certain of our financing instruments involve variable rate debt, thus exposing us to the risk of fluctuations in interest rates. In addition, the interest rate payable on our Senior Notes, our revolving and term loan credit agreement and certain other debt instruments is subject to adjustment from time to time if our credit rating is downgraded.
The expected replacement of the LIBOR benchmark interest rate and other interbank offered rates with new benchmark rate indices may have an impact on our financing costs.
As of November 30, 2022, we had approximately $1.4 billion of term loan debt outstanding under facilities with interest rates based on LIBOR. Some of our credit facilities include fallback language that seeks to facilitate an agreement with our lenders on a replacement rate for LIBOR in the event of its discontinuance or that automatically replaces LIBOR with benchmark rates based on the Secured Overnight Financing Rate ("SOFR") or other benchmark replacement rates upon certain triggering events. The discontinuation, reform, or replacement of LIBOR or any other benchmark rates may result in fluctuating interest rates that may have a negative impact on our interest expense and our profitability. Potential changes to the underlying floating-rate indices and reference rates may have an adverse impact on our liabilities indexed to LIBOR and could have a negative impact on our profitability and cash flows. We continue to evaluate the operational and other effects of such changes, including possible impacts on our accounting for interest rate hedging agreements.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.
Interest rates in the United States and other countries where we operate increased during fiscal year 2022 and may continue to increase in the future. As a result, interest rates on the obligations under certain of our credit facilities, our and our subsidiaries’ respective accounts receivable securitization programs and debt facilities, or other variable rate debt incurrences or offerings could be higher than current levels. If interest rates increase, debt service obligations and our interest expense will increase even though the amount borrowed remains the same. Our net income and cash flows, including cash available for servicing indebtedness, will correspondingly decrease.
An increase in interest rates may increase our future borrowing costs and restrict our access to capital. Additionally, current market conditions, the global economy, and overall credit conditions could limit our availability of capital, which could cause increases in interest margin spreads over underlying indices, effectively increasing the cost of our borrowing. While some of our debt arrangements have contractually negotiated spreads, any changes to these spreads in connection with renegotiations of our credit facilities could adversely affect our results of operations.
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
As of November 30, 2022, our executive officers, directors and principal stockholders owned approximately 57% of our outstanding common stock. In particular, Apollo Global Management, Inc. (“Apollo”) and its affiliates owned approximately 45% of our common stock.
Apollo is the private equity company that through its affiliates owned Tech Data prior to the Merger. As part of the Merger, 44 million shares of TD SYNNEX common stock were issued to Apollo. Additionally, the Company entered into an Investor Rights Agreement at the closing of the Merger, which provides that the board of directors be comprised of eleven directors, and that affiliates of Apollo have the right to nominate (i) up to four directors, if Apollo and its affiliates own 30% or more of the outstanding shares of TD SYNNEX common stock; (ii) up to three directors if Apollo and its affiliates own between 20% and 30% of the outstanding shares of TD SYNNEX common stock; (iii) up to two directors, if Apollo and its affiliates own between 10% and 20% of the outstanding shares of TD SYNNEX common stock; or (iv) up to one director, if Apollo and its affiliates own between 5% and 10% of the outstanding shares of TD SYNNEX common stock. As a result, Apollo is in a position to influence (subject to organizational documents and Delaware law) the composition of the Company’s board of directors and the outcome of corporate actions requiring stockholder approval, such as mergers, business combinations and dispositions of assets, among other corporate transactions. This concentration of investment and voting power could discourage others from initiating a potential merger, takeover or other change of control transaction that may otherwise be beneficial to TD SYNNEX and its stockholders, which could adversely affect the market price of TD SYNNEX common stock.
There could be potential conflicts of interest between us and MiTAC Holdings Corporation and its affiliates, which could affect our business and operating results.
As of November 30, 2022, MiTAC Holdings Corporation (“MiTAC Holdings”) and its affiliates owned approximately 9.7% of our common stock. MiTAC Holdings’ and its affiliates’ continuing beneficial ownership of our common stock could create conflicts of interest with respect to a variety of business matters. For example, we currently purchase inventories from MiTAC Holdings and its affiliates. Similar risks could exist as a result of Matthew Miau’s positions as our Chairman Emeritus, a member of our Board of Directors, the Chairman of MiTAC Holdings and as a director or officer of MiTAC Holdings’ affiliates. For fiscal year 2022, Mr. Miau received the same compensation as our independent directors. Mr. Miau’s compensation as one of our directors is based upon the approval of the Nominating and Corporate Governance Committee, which is solely composed of independent members of the Board of Directors. We also have adopted a policy requiring material transactions in which any of our directors has a potential conflict of interest to be approved by our Audit Committee, which is also composed of independent members of the Board of Directors.
Synnex Technology International Corp., or Synnex Technology International, a publicly-traded company based in Taiwan and affiliated with MiTAC Holdings, currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a competitor of ours. As of November 30, 2022, MiTAC Incorporated, a privately-held company based in Taiwan and a separate entity from MiTAC Holdings, directly and indirectly owned approximately 15.7% of Synnex Technology International and approximately 8.4% of MiTAC Holdings. As of November 30, 2022, MiTAC Holdings directly and indirectly owned 1.0% of Synnex Technology International. In addition, MiTAC Holdings directly and indirectly owned approximately 14.1% of MiTAC Incorporated and Synnex Technology International directly and indirectly owned approximately 18.4% of MiTAC Incorporated as of November 30, 2022. Synnex Technology International indirectly through its ownership of Peer Developments Limited owned approximately 4.1% of our outstanding common stock as of November 30, 2022. Neither MiTAC Holdings, nor Synnex Technology International is restricted from competing with us. In the future, we may increasingly compete with Synnex Technology International, particularly if our business in Asia expands or Synnex Technology International expands its business into geographies or customers we serve.
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
We have, in the past, experienced decreases in demand and we anticipate that the industries we operate in will be subject to a high degree of cyclicality in the future. Softening demand for our products and services caused by an ongoing economic downturn and over-capacity may impact our revenue, as well the salability of inventory and collection of reseller and retail customer accounts receivable. In addition, if we are not able to adequately adapt to the emergence of new technology or customer demand, such as cloud-based IT infrastructure and technology-as-a-service, our future operating results could be adversely affected.
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
Dynamic changes in the IT industry, including the consolidation of OEM suppliers and reductions in the number of authorized distributors used by OEM suppliers, have resulted in new and increased responsibilities for management personnel and have placed, and continue to place, a significant strain upon our management, operating and financial systems and other resources. We may be unable to successfully respond to and manage our business in light of industry developments and trends. As end-users migrate to cloud-based IT infrastructure and technology-as-a-service, sales of hardware products may be reduced, thereby negatively impacting our operating results. Also crucial to our success in managing our operations is our ability to achieve additional economies of scale. Our failure to achieve these additional economies of scale or to respond to changes in the IT industry could adversely affect our business and operating results.
Risks Related to the Macro-Economic and Regulatory Environment
The widespread outbreak of an illness or any other communicable disease, or any other public health crisis, could adversely affect our business, results of operations and financial condition.
We could be negatively impacted by the widespread outbreak of an illness or any other communicable disease, or any other public health crisis that results in economic and trade disruptions, including the disruption of global supply chains. In December 2019, there was an outbreak of a new strain of coronavirus, COVID-19. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and workforce participation due to “shelter-in-place” restrictions by various governments worldwide and created significant volatility and disruption of financial markets. The extent of the impact of the COVID-19 pandemic on our future operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including new COVID-19 variants; the effect on our customers and demand for our products and services; our ability to sell and provide our products and services, including as a result of travel restrictions and people working remotely; the ability of our customers to pay for our solutions; any closures of our or our customers’ or partners’ offices and facilities; and the impact of governmental actions or mandates imposed in response to COVID-19, all of which are uncertain and cannot be predicted. An extended period of global supply chain and economic disruption could materially affect our business, our results of operations, our access to sources of liquidity, the carrying value of our goodwill and intangible assets, our financial condition and our stock price.
Changes in foreign currency exchange rates and limitations on the convertibility of foreign currencies could adversely affect our business and operating results.
Approximately 45%, 37% and 24% of our revenues in fiscal years 2022, 2021 and 2020, respectively, were generated outside the United States. Most of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. We presently have currency exposure arising from both sales and purchases denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. For example, if these foreign currencies appreciate against the U.S. dollar, it will be more expensive in terms of U.S. dollars to purchase inventory or pay expenses with foreign currencies. This could have a negative impact on us if revenue related to these purchases is transacted in U.S. dollars. In addition, currency devaluation can result in products that we purchase in U.S. dollars being relatively more expensive to procure than products manufactured locally. Furthermore, our local competitors in certain markets may have different purchasing models that provide them reduced foreign currency exposure compared to us. This may result in market pricing that we cannot meet without significantly lower profit on sales.
We hedge some of our exposure to changes in foreign exchange rates through the use of currency forward or option contracts. Hedging foreign currencies can be risky. Certain of these hedge positions are undesignated hedges of balance sheet exposures, such as intercompany loans, and typically have maturities of less than one year. While we maintain policies to protect against fluctuations in currency exchange rates, extreme fluctuations may result in our incurring losses in some countries.
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
The translation of the financial statements of foreign operations into U.S. dollars is also impacted by fluctuations in foreign currency exchange rates, which may positively or negatively impact our results of operations. For example, in fiscal year 2022, several foreign currencies in which we transact business depreciated against the U.S. dollar, including the Euro and the Japanese yen, which adversely affected the results of operations of our Europe and APJ segments for the year. In addition, the value of our equity investment in foreign countries may fluctuate based upon changes in foreign currency exchange rates. These fluctuations, which are recorded in a cumulative translation adjustment account, may result in losses in the event a foreign subsidiary is sold or closed at a time when the foreign currency is weaker than when we made investments in the country. The realization of any or all of these risks could have a significant adverse effect on our financial results.
We rely on independent shipping companies for delivery of products, and price increases or service interruptions from these carriers could adversely affect our business and operating results.
We rely almost entirely on arrangements with independent shipping companies, such as FedEx and UPS, for the delivery of our products from OEM suppliers and delivery of products to reseller and retail customers. Freight and shipping charges can have a significant impact on our gross margin. As a result, an increase in freight surcharges due to inflation, rising fuel cost or general price increases will have an immediate adverse effect on our margins, unless we are able to pass the increased charges to our reseller and retail customers or renegotiate terms with our OEM suppliers. In addition, in the past, carriers have experienced work stoppages due to labor negotiations with management. An increase in freight or shipping charges, the termination of our arrangements with one or more of these independent shipping companies, the failure or inability of one or more of these independent shipping companies to deliver products, or the unavailability of their shipping services, even temporarily, could have an adverse effect on our business and operating results.
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
A substantial portion of our IT systems operations, including a substantial portion of our IT systems support and software development operations, are located in China. In addition, we also conduct general and administrative activities from our facilities in China. Our operations in China are subject to a number of risks relating to China’s economic and political systems, including:
•a government controlled foreign exchange rate and limitations on the convertibility of the Chinese Renminbi;
•extensive government regulation;
•changing governmental policies relating to tax benefits available to foreign-owned businesses;
•the telecommunications infrastructure;
•a relatively uncertain legal system; and
•uncertainties related to continued economic and social reform.
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
We conduct business globally and file income tax returns in various tax jurisdictions. Our effective tax rate could be adversely affected by several factors, many of which are outside of our control, including:
•changes in income before taxes in various jurisdictions in which we operate that have differing statutory tax rates;
•changing tax laws, regulations, and/or interpretations of such tax laws in multiple jurisdictions;
•effect of tax rate on accounting for acquisitions and dispositions;
•issues arising from tax audit or examinations and any related interest or penalties; and

•uncertainty in obtaining tax holiday extensions or expiration or loss of tax holidays in various jurisdictions.
The Organization for Economic Cooperation and Development has been working on the Base Erosion and Profit Shifting Project, and has issued and will continue to issue, guidelines and proposals that may change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. Certain countries are evaluating their tax policies and regulations, which could affect international business and may have an adverse effect on our overall tax rate, along with increasing the complexity, burden and cost of tax compliance. Additional changes in the U.S. tax regime or in how U.S. multinational corporations are taxed on foreign earnings, including changes in how existing tax laws are interpreted or enforced, could adversely affect our business, financial condition or results of operations.
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
Our business is heavily dependent upon information technology networks and systems, including those of our vendors, suppliers and partners. Internal or external attacks on those networks and systems could disrupt our normal operations centers and impede our ability to provide critical products and services to our customers, subjecting us to liability under our contracts and damaging our reputation. Additionally, such attacks could compromise our, or our customers' or vendors', intellectual property or confidential information or result in fraud or other financial loss. For example, in July 2021, SYNNEX announced publicly that a threat actor had gained access to SYNNEX' systems. That incident did not have a material impact to the business. In July 2022, we became aware that a sophisticated threat actor gained access to a portion of our networks and systems. After conducting a thorough review of the attack with a leading third-party cybersecurity firm, we determined that the attack did not have a material impact on us. Evidence indicates that the threat actor responsible for this incident is related to, or the same as, the threat actor that previously gained unauthorized access to SYNNEX' systems. In response to both the July 2021 and the July 2022 threat, we engaged in remedial and preventative actions to remove the threat actor and prevent further unauthorized access to our network, analyzed the information that the threat actors accessed, enhanced our data security and governance program, added additional protective security layers and are cooperating with law enforcement authorities. While we do not believe at this time that these cyber-attacks had a material impact on our systems or operations, should new or different information come to light establishing that the intrusions are broader than now known or if additional attacks occur, it could have a broader impact on our systems and operations, and we could incur significant costs in responding to such intrusions.
Our business also involves the use, storage and transmission of information about our co-workers, and customers. If any person, including any of our co-workers, negligently disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to monetary damages, fines or criminal prosecution.
We have security controls for our systems and other security practices in place to protect the security of, and prevent unauthorized access to, our systems and personal and proprietary information, such as firewalls and anti-virus software, and we also provide information to our co-workers about the need to deploy security measures and the impact of doing so; however, notwithstanding our efforts to date, there are numerous sophisticated threat actors that are actively engaging in cyber-attacks that include our systems and there can be no assurance that such security measures will prevent additional improper access to our networks and systems, or access to or disclosure of, personally identifiable or proprietary information which could harm our business.
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
Worldwide economic conditions remain uncertain due to increased inflation, increases in interest rates, market volatility as a result of political leadership in certain countries, including due to Russia's invasion of Ukraine, and other disruptions to global and regional economies and markets. External factors, such as potential terrorist attacks, acts of war, geopolitical and social turmoil or epidemics and other similar outbreaks in many parts of the world, could prevent or hinder our ability to do business, increase our costs and negatively affect our stock price. More generally, these geopolitical, social and economic conditions could result in increased volatility in the United States and worldwide financial markets and economy. For example, increased instability may enhance volatility in currency exchange rates, cause our customers or potential customers to delay or reduce spending on our products or services, and limit our suppliers’ access to credit. It could also adversely impact our ability to obtain adequate insurance at reasonable rates and may require us to incur increased costs for security measures for our domestic and international operations. We are predominantly uninsured for losses and interruptions caused by terrorism, acts of war and similar events. These uncertainties make it difficult for us and our suppliers and customers to accurately plan future business activities.
Part of our business is conducted outside of the United States, exposing us to additional risks that may not exist in the United States, which in turn could cause our business and operating results to suffer.
We have significant international operations and presence which subjects us to risks, including:
•political or economic instability;
•extensive governmental regulation;
•changes in import/export duties;
•fluctuation in foreign currency exchange rates;
•trade restrictions;
•compliance with the Foreign Corrupt Practices Act ("FCPA"), U.K. bribery laws and similar laws;
•difficulties and costs of staffing and managing operations in certain foreign countries;
•work stoppages or other changes in labor conditions;
•minimum wage increases;
•difficulties in collecting accounts receivable on a timely basis or at all;
•taxes; and
•seasonal reductions in business activity in some parts of the world.
We may continue to expand internationally to respond to competitive pressure and customer and market requirements. Establishing operations in any foreign country or region presents risks such as those described above as well as risks specific to the particular country or region. For example, periodically, we receive reports directly from co-workers, vendors and customers related to, or otherwise become aware of, potential non-compliance with our Code of Conduct and various U.S. or foreign laws, such as the FCPA, U.K. bribery laws or local anti-corruption laws. We investigate these reports and matters, report the activity to governmental authorities as required and also cooperate with investigations by U.S. and foreign law enforcement authorities. While we do not believe any of the findings of these investigations have been material to the Company to date, we take these matters seriously and activities of our employees, vendors and customers in these regions could subject us to liability, even if we do not explicitly authorize or have actual knowledge of their activities. In addition, until a payment history is established over time with customers in a new geography or region, the likelihood of collecting accounts receivable generated by such operations could be less than our expectations. As a result, there is a greater risk that reserves set with respect to the collection of such accounts receivable may be inadequate.

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
Increasing attention on environmental, social and governance ("ESG") matters may have a negative impact on our business, impose additional costs on us, and expose us to additional risks.
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
We have established corporate social responsibility programs aligned with sound environmental, social and governance principles. These programs reflect our current initiatives and are not guarantees that we will be able to achieve them. Our ability to successfully execute these initiatives and accurately report our progress presents numerous operational, financial, legal, reputational and other risks, many of which are outside our control, and all of which could have a material negative impact on our business. Additionally, the implementation of these initiatives imposes additional costs on us. If our ESG initiatives fail to satisfy investors, customers, partners and our other stakeholders, our reputation, our ability to sell products and services to customers, our ability to attract or retain co-workers, and our attractiveness as an investment, business partner or acquirer could be negatively impacted. Similarly, our failure or perceived failure to pursue or fulfill our goals, targets and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could also have similar negative impacts and expose us to government enforcement actions and private litigation.
If we are unable to maintain effective internal control over financial reporting, our ability to report our financial results on a timely and accurate basis may be adversely affected, which in turn could cause the market price of our common stock to decline.
Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We completed an evaluation of the effectiveness of our internal control over financial reporting for fiscal year 2022, and we have an ongoing program to perform the system and process evaluation and testing necessary to continue to comply with these requirements. However, internal control over financial reporting has inherent limitations, including human error, the possibility that controls could be circumvented or become inadequate because of changed conditions, and fraud. Because of the inherent limitations, misstatements due to error or fraud may occur and may not always be prevented or timely detected. We expect to continue to incur significant expenses and to devote management resources to Section 404 compliance. In the event that our management or independent registered public accounting firm determines that there is a material weakness in our internal control over financial reporting, investor perceptions and our reputation may be adversely affected, and the market price of our stock could decline.
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
We occupy 194 facilities covering approximately 14.6 million square feet, including warehouse, logistics and administrative facilities. We own approximately 2.7 million square feet of property and lease the remainder. Our facilities are located in the following principal markets: the Americas – 76, Europe – 72 and APJ – 46.
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
The French Autorité de la Concurrence (“Competition Authority”) began in 2013 an investigation into the French market for certain products of Apple, Inc., (“Apple”) for which we are a distributor. In March 2020, the Competition Authority imposed fines on Tech Data, on another distributor, and on Apple, finding that Tech Data entered into an anticompetitive agreement with Apple regarding volume allocations of Apple products. The initial fine imposed on Tech Data was €76.1 million. We appealed its determination to the French courts, seeking to set aside or reduce the fine. Although we believed we had strong arguments on appeal, we determined that the best estimate of probable loss related to this matter as of November 30, 2021 was €36.0 million. Under French law, the pendency of our appeal does not suspend the obligation to pay the fine. Tech Data agreed with French authorities to make eight equal installment payments in relation to the fine assessed for a total amount of €22.8 million on a quarterly basis from January 2021 through October 2022. Additionally, we provided a third-party surety bond to the Competition Authority to guarantee the payment of the amount of the fine and interest, if applicable.
On October 6, 2022, the appeals court issued a ruling that reduced the fine imposed on us from €76.1 million to €24.9 million. We continue to contest the arguments of the Competition Authority and have further appealed this matter. As a result of the appeals court ruling, we have determined that the best estimate of probable loss related to this matter as of November 30, 2022 is €24.9 million (approximately $25.7 million as of November 30, 2022), which was paid in full. We decreased our accrual established for this matter by $10.8 million during fiscal year 2022 which was recorded in "Other (expense) income, net" in the Consolidated Statement of Operations. A civil lawsuit related to this matter, alleging anticompetitive actions in association with the established distribution networks for Apple, Tech Data and another distributor was filed by eBizcuss. We are currently evaluating this matter and cannot currently estimate the probability or amount of any potential loss.
Item 4. Mine Safety Disclosures
Not applicable.

Information About our Executive Officers
The following table sets forth information regarding our executive officers as of November 30, 2022:

Name	Age	Position
Richard Hume	63	Chief Executive Officer
Dennis Polk	56	Executive Chair
Michael Urban	58	President, Americas
Marshall Witt	57	Chief Financial Officer
Patrick Zammit	56	President, Europe & APJ
David Vetter	63	Chief Legal Officer
Simon Leung	57	Chief Business Officer
Richard Hume is our Chief Executive Officer. Mr. Hume joined Tech Data in March 2016 as Executive Vice President, Chief Operating Officer. In June 2018, Mr. Hume was appointed as Chief Executive Officer of Tech Data and in September 2021 in conjunction with the Merger he was appointed as Chief Executive Officer of TD SYNNEX. Prior to joining Tech Data, Mr. Hume was employed for more than thirty years at International Business Machines Corporation ("IBM"), (NYSE: IBM), a multinational computer hardware, middleware and software company. Most recently, from January 2015 to February 2016, Mr. Hume served as General Manager and Chief Operating Officer of Infrastructure and Outsourcing. Prior to that position, from January 2012 to January 2015, Mr. Hume served as General Manager, Europe where he led IBM’s multi-brand European organization. From 2008 to 2011, Mr. Hume served as General Manager, Global Business Partners, directing the growth and channel development initiatives for IBM’s Business Partner Channel. Mr. Hume holds a Bachelor of Science degree in Accounting from Pennsylvania State University.
Dennis Polk is our Executive Chair of the Board of Directors. Mr. Polk joined TD SYNNEX in 2002 and served as President and Chief Executive Officer of TD SYNNEX from March 2018 to August 2021. Prior to that position, he served as Chief Operating Officer, Chief Financial Officer and Senior Vice President of Corporate Finance of TD SYNNEX. In conjunction with the Merger in September 2021, Mr. Polk was appointed as Executive Chair of the Board of Directors.
Michael Urban is our President, Americas. Mr. Urban joined TD SYNNEX in February 2019 and served as President, Worldwide Technology Solutions Distribution until the Merger. Prior to joining TD SYNNEX, Mr. Urban was employed by Tech Data from September 2012 until January 2019, most recently serving as Corporate Vice President of Strategy, Transformation, and Global Vendor Management. Prior to Tech Data, Mr. Urban served in progressive leadership roles including Chairman and Chief Executive Officer at Actebis Holding GmbH, an IT services company. Mr. Urban received a Bachelor of Science degree in Engineering from Paderborn University in Germany.
Marshall Witt is our Chief Financial Officer and has served in this capacity since April 2013. Prior to joining TD SYNNEX, Mr. Witt was Senior Vice President of Finance and Controller with FedEx Freight, Inc., a freight services company. During his fifteen year tenure with FedEx Corporation, a multinational transportation, e-commerce and business services company, Mr. Witt held progressive financial and operational roles. Prior to FedEx Corporation, he held accounting and finance leadership positions including five years with KPMG LLP, a professional services firm, as an audit manager for banking and transportation clients. Mr. Witt holds a Bachelor of Business Administration in Finance from Pacific Lutheran University and a Masters in Accounting from Seattle University and is a Certified Public Accountant.
Patrick Zammit is our President, Europe and APJ. Mr. Zammit joined Tech Data in February 2017 as President, Europe through Tech Data’s acquisition of Avnet’s Technology Solutions business and served in this capacity until the Merger in September 2021 when he also assumed the role of President, APJ. Prior to this role, Mr. Zammit was employed for more than twenty years at Avnet, Inc, an electronic components distribution company. From January 2015 to January 2017, Mr. Zammit served as Global President of Avnet Technology Solutions. Prior to that position, from October 2006 until January 2015, Mr. Zammit served as President of Avnet Electronics Marketing EMEA. From 1993 to 2006, Mr. Zammit served in management positions of increasing responsibilities. Prior to joining Avnet, Mr. Zammit was employed by Arthur Andersen from 1989 to 1993. Mr. Zammit holds a Masters in Business Administration equivalent from Paris Business School ESLSCA.
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
Simon Leung is our Chief Business Officer. Prior to this role, Mr. Leung served as Senior Vice President, General Counsel and Corporate Secretary for TD SYNNEX from May 2001 until the Merger in September 2021. Mr. Leung joined TD SYNNEX in November 2000 as Corporate Counsel. Prior to TD SYNNEX, Mr. Leung was an attorney at the law firm of Paul, Hastings, Janofsky & Walker LLP. Mr. Leung received a Bachelor of Arts degree from the University of California, Davis in International Relations and his Juris Doctor degree from the University of Minnesota Law School.

PART II
Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock, par value $0.001, is traded on the New York Stock Exchange, or NYSE, under the symbol “SNX.”
As of January 16, 2023, our common stock was held by approximately 4,100 stockholders of record. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.
Stock Price Performance Graph
The stock price performance graph below, which assumes a $100 investment on November 30, 2017, compares our cumulative total stockholder return, the S&P Midcap 400 Index and Computer and Peripheral Equipment index for the period beginning November 30, 2017 through November 30, 2022. The Computer and Peripheral Equipment index is based on the Standard Industrial Classification Code 5045—Wholesale Computer and Computer Peripheral Equipment and Software. The closing price per share of our common stock was $102.30 on November 30, 2022. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG
TD SYNNEX CORPORATION,
S&P MIDCAP 400 AND COMPUTERS & PERIPHERAL EQUIPMENT
DOLLARS
$250
$200
$150
$100
$50
$0
2017
2018
2019
2020
2021
2022
ASSUMES $100 INVESTED ON NOV. 30, 2017
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDED NOV. 30, 2022
TD SYNNEX Corporation
S&P Midcap 400 Index
Computers & Peripheral Equipment

	Fiscal Years Ended
	11/30/2017	11/30/2018	11/30/2019	11/30/2020	11/30/2021	11/30/2022
TD SYNNEX Corporation	$100.00	$60.12	$92.82	$121.50	$162.14	$162.37
S&P Midcap 400 Index	$100.00	$100.48	$109.38	$119.99	$151.76	$146.77
Computers and Peripheral Equipment	$100.00	$104.19	$121.52	$132.02	$157.40	$154.12

Securities Authorized for Issuance under Equity Compensation Plans
Information regarding the Securities Authorized for Issuance under Equity Compensation Plans can be found under Item 12 of this Report.
Dividends
On September 29, 2014, we announced the initiation of a quarterly cash dividend. Since then, dividends have been declared in January, March, June and September and paid at the end of January, April, July and October. Dividends declared per share by fiscal quarter in 2022 and 2021 were as follows:

	Fiscal Years Ended November 30,
	2022	2021
First Quarter	$0.300	$0.200
Second Quarter	$0.300	$0.200
Third Quarter	$0.300	$0.200
Fourth Quarter	$0.300	$0.200
On January 10, 2023, the Company announced a cash dividend of $0.35 per share to stockholders of record as of January 20, 2023, payable on January 27, 2023. Dividends are subject to continued capital availability and the declaration by our Board of Directors in the best interest of our stockholders. The Company currently expects that comparable cash dividends will continue to be paid in the future.
Repurchases of Equity Securities
In June 2020, our Board of Directors authorized a three-year $400.0 million share repurchase program, effective July 1, 2020, pursuant to which we may repurchase our outstanding common stock from time to time in the open market or through privately negotiated transactions.
The following table presents information with respect to purchases of common stock by the Company under the share repurchase program during the quarter ended November 30, 2022:

	Issuer Purchases of Equity Securities (amounts in thousands except per share amounts)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program	Maximum dollar value of shares that may yet be purchased under the plans or program
September 1 - September 30, 2022	118	$91.27	118	$306,179
October 1 - October 31, 2022	333	86.48	333	277,385
November 1 - November 30, 2022	26	92.15	26	274,984
Total	477	$87.98	477
In January 2023, our Board of Directors authorized a new three-year $1.0 billion share repurchase program, replacing the existing $400.0 million share repurchase program, pursuant to which we may repurchase our outstanding common stock from time to time in the open market or through privately negotiated transactions.
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
This section of the Form 10-K generally discusses fiscal 2022 and 2021 items and year-to-year comparisons between fiscal 2022 and 2021. Discussions of fiscal 2020 items and year-to-year comparisons between fiscal 2021 and

2020 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2021 filed with the SEC on January 28, 2022.
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
Overview
We are a leading global distributor and solutions aggregator for the information technology ("IT") ecosystem. We serve a critical role, bringing products from the world's leading and emerging technology vendors to market, and helping our customers create solutions best suited to maximize business outcomes for their end-user customers.
On March 22, 2021, SYNNEX entered into an agreement and plan of merger (the “Merger Agreement”) which provided that legacy SYNNEX Corporation would acquire legacy Tech Data Corporation, a Florida corporation (“Tech Data”) through a series of mergers, which would result in Tech Data becoming an indirect subsidiary of TD SYNNEX Corporation (collectively, the "Merger"). On September 1, 2021, pursuant to the terms of the Merger Agreement, we acquired all the outstanding shares of common stock of Tiger Parent (AP) Corporation, the parent corporation of Tech Data, for consideration of $1.6 billion in cash ($1.1 billion in cash after giving effect to a $500.0 million equity contribution by Tiger Parent Holdings, L.P., Tiger Parent (AP) Corporation’s sole stockholder and an affiliate of Apollo Global Management, Inc., to Tiger Parent (AP) Corporation prior to the effective time of the Merger) and 44 million shares of common stock of SYNNEX, valued at approximately $5.6 billion. See Note 3 – Acquisitions to the Consolidated Financial Statements for further information.
We previously had two reportable segments as of November 30, 2020: Technology Solutions and Concentrix. After giving effect to the previously announced separation of our customer experience services business (the "Separation") on December 1, 2020, we operated in a single reportable segment. After completion of the Merger, we reviewed our reportable segments as there was a change in our chief executive officer, who is also our chief operating decision maker. Our chief operating decision maker has a leadership structure aligned with the geographic regions of the Americas, Europe and Asia-Pacific and Japan (“APJ”) and reviews and allocates resources based on these geographic regions. As a result, as of September 1, 2021 we began operating in three reportable segments based on our geographic regions: the Americas, Europe and APJ. Our three reportable segments each generate revenues from products and services across our Endpoint Solutions and Advanced Solutions portfolios. Segment results for all prior periods have been restated for comparability to our current reportable segments. For financial information by segment, refer to Note 13 – Segment Information, to the Consolidated Financial Statements in Item 8. We have presented limited information by reportable segment within the Management’s Discussion and Analysis of Financial Condition and Results of Operations due to the lack of comparability between periods resulting from the Merger on September 1, 2021.
Revenue and Cost of Revenue
We distribute IT hardware, software, and systems including personal computing devices and peripherals, mobile phones and accessories, server and datacenter infrastructure, hybrid cloud, security, networking, communications and storage solutions, and system components. We also provide systems design and integration solutions. In fiscal years 2022 and 2021 approximately 45% and 37% of our revenue, respectively, was generated from our international operations. As a result, our revenue growth is impacted by fluctuations in foreign currency exchange rates. In fiscal year 2022, several foreign currencies in which we transact business depreciated against the U.S. dollar, including the Euro and the Japanese yen, which adversely affected the revenue growth of our Europe and APJ segments.
The market for IT products has generally been characterized by declining unit prices and short product life cycles, although unit prices for certain products have increased during certain periods due to factors such as supply chain constraints and inflation. Our overall business is also highly competitive on the basis of price. We set our sales price based on the market supply and demand characteristics for each particular product or bundle of products we distribute and solutions we provide. We also participate in the incentive and rebate programs of our OEM suppliers. These programs are important determinants of the final sales price we charge to our reseller customers. To mitigate the risk of declining prices and obsolescence of our distribution inventory, our OEM suppliers generally offer us limited price protection and return rights for products that are marked down or discontinued by them. We carefully manage our inventory to maximize the benefit to us of these supplier-provided protections.

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
Margins
The IT distribution industry in which we operate is characterized by low gross profit as a percentage of revenue, or gross margin, and low operating income as a percentage of revenue, or operating margin. Our gross margin has fluctuated annually due to changes in the mix of products we offer, customers we sell to, incentives and rebates received from our OEM suppliers, competition, seasonality, replacement of lower margin business, inventory obsolescence, and lower costs associated with increased efficiencies. Generally, when our revenue becomes more concentrated on limited products or customers, our gross margin tends to decrease due to increased pricing pressure from OEM suppliers or reseller customers. Our operating margin has also fluctuated in the past, based primarily on our ability to achieve economies of scale, the management of our operating expenses, changes in the relative mix of our revenue, and the timing of our acquisitions and investments.
Economic and Industry Trends
Our revenue is highly dependent on the end-market demand for IT products, and on our partners' strategic initiatives and business models. This end-market demand is influenced by many factors including the introduction of new IT products and software by OEMs, replacement cycles for existing IT products, trends toward cloud computing, seasonality, overall economic growth and general business activity. A difficult and challenging economic environment due to the continued impacts of increased inflation, rising interest rates and Russia's invasion of Ukraine, may also lead to consolidation or decline in the IT distribution industry and increased price-based competition. Our systems design and integration solutions business is highly dependent on the demand for cloud infrastructure, and the number of key customers and suppliers in the market. Our business includes operations in the Americas, Europe and APJ, so we are affected by demand for our products in those regions, and the weakening of local currencies relative to the U.S. Dollar which occurred during fiscal year 2022 may continue to adversely affect the operating results of our Europe and APJ segments.
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
Results of Operations
The following table sets forth, for the indicated periods, Consolidated Statement of Operations data as a percentage of revenue:

	Fiscal Years Ended November 30,
Statements of Operations Data:	2022	2021
Revenue	100.00%	100.00%
Cost of revenue	(93.74)%	(94.02)%
Gross profit	6.26%	5.98%
Selling, general and administrative expenses	(4.21)%	(3.65)%
Acquisition, integration and restructuring costs	(0.36)%	(0.35)%
Operating income	1.69%	1.97%
Interest expense and finance charges, net	(0.36)%	(0.50)%
Other (expense) income, net	0.00%	0.00%
Income before income taxes	1.33%	1.48%
Provision for income taxes	(0.29)%	(0.23)%
Net income	1.04%	1.25%

Certain non-GAAP financial information
In addition to disclosing financial results that are determined in accordance with GAAP, we also disclose certain non-GAAP financial information, including:
•Non-GAAP gross profit, which is gross profit, adjusted to exclude the portion of purchase accounting adjustments that affected cost of revenue.
•Non-GAAP gross margin, which is non-GAAP gross profit, as defined above, divided by revenue.
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
•Non-GAAP net income, which is net income, adjusted to exclude acquisition, integration and restructuring costs, amortization of intangible assets, share-based compensation expense, purchase accounting adjustments, legal settlements and other litigation, net, income taxes related to the aforementioned items, as well as a capital loss carryback benefit.
•Non-GAAP diluted earnings per common share (“EPS”), which is diluted EPS excluding the per share impact of acquisition, integration and restructuring costs, amortization of intangible assets, share-based compensation expense, purchase accounting adjustments, legal settlements and other litigation, net, income taxes related to the aforementioned items, as well as a capital loss carryback benefit.
Acquisition, integration and restructuring costs typically consist of acquisition, integration, restructuring and divestiture related costs and are expensed as incurred. These expenses primarily represent professional services costs for legal, banking, consulting and advisory services, severance and other personnel related costs, share-based compensation expense and debt extinguishment fees. From time to time, this category may also include transaction-related gains/losses on divestitures/spin-off of businesses, costs related to long-lived assets including impairment charges and accelerated depreciation and amortization expense due to changes in asset useful lives, as well as various other costs associated with an acquisition or divestiture.
Our acquisition activities have resulted in the recognition of finite-lived intangible assets which consist primarily of customer relationships and vendor lists. Finite-lived intangible assets are amortized over their estimated useful lives and are tested for impairment when events indicate that the carrying value may not be recoverable. The amortization of intangible assets is reflected in our Consolidated Statements of Operations. Although intangible assets contribute to our revenue generation, the amortization of intangible assets does not directly relate to the sale of our products. Additionally, intangible asset amortization expense typically fluctuates based on the size and timing of our acquisition activity. Accordingly, we believe excluding the amortization of intangible assets, along with the other non-GAAP adjustments which neither relate to the ordinary course of our business nor reflect our underlying business performance, enhances our and our investors’ ability to compare our past financial performance with our current performance and to analyze underlying business performance and trends. Intangible asset amortization excluded from the related non-GAAP financial measure represents the entire amount recorded within our GAAP financial statements, and the revenue generated by the associated intangible assets has not been excluded from the related non-GAAP financial measure. Intangible asset amortization is excluded from the related non-GAAP financial measure because the amortization, unlike the related revenue, is not affected by operations of any particular period unless an intangible asset becomes impaired or the estimated useful life of an intangible asset is revised.
Share-based compensation expense is a non-cash expense arising from the grant of equity awards to employees and non-employee members of the Company's Board of Directors based on the estimated fair value of those awards.

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
Purchase accounting adjustments are primarily related to the impact of recognizing the acquired vendor and customer liabilities from the Merger at fair value. The Company expects the duration of these adjustments to benefit our non-GAAP operating income through a portion of fiscal 2023 based on historical settlement patterns with our vendors and in accordance with the timing defined in our policy for releasing vendor and customer liabilities we deem remote to be paid.
Legal settlements and other litigation, net includes a benefit recorded in other (expense) income, net during the fourth quarter of fiscal 2022 resulting from a decrease in our accrual for a legal matter in France. For further discussion of this legal matter, please refer to Note 18 - Commitments and Contingencies to the Consolidated Financial Statements included in Part II, Item 8 of this report.
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

Non-GAAP Financial Information:

	Fiscal Years Ended November 30,
	2022	2021
Gross Profit and Gross Margin - Consolidated	(in thousands)
Revenue	$62,343,810	$31,614,169

Gross profit	$3,900,199	$1,889,534
Purchase accounting adjustments	96,128	23,476
Non-GAAP gross profit	$3,996,327	$1,913,010

GAAP gross margin	6.26%	5.98%
Non-GAAP gross margin	6.41%	6.05%

	Fiscal Years Ended November 30,
	2022	2021
Operating Income and Operating Margin - Consolidated	(in thousands)
Revenue	$62,343,810	$31,614,169

Operating income	$1,050,873	$623,218
Acquisition, integration and restructuring costs	222,319	112,150
Amortization of intangibles	299,162	105,332
Share-based compensation	38,994	33,078
Purchase accounting adjustments	112,691	28,353
Non-GAAP operating income	$1,724,039	$902,131

GAAP operating margin	1.69%	1.97%
Non-GAAP operating margin	2.77%	2.85%

	Fiscal Years Ended November 30,
	2022	2021
Operating Income and Operating Margin - Americas	(in thousands)
Revenue	$38,791,102	$23,317,274

Operating income	$734,103	$497,964
Acquisition, integration and restructuring costs	137,055	80,181
Amortization of intangibles	175,371	72,434
Share-based compensation	29,717	33,078
Purchase accounting adjustments	65,117	16,095
Non-GAAP operating income	$1,141,363	$699,752

GAAP operating margin	1.89%	2.14%
Non-GAAP operating margin	2.94%	3.00%

	Fiscal Years Ended November 30,
	2022	2021
Operating Income and Operating Margin - Europe	(in thousands)
Revenue	$20,289,211	$6,201,302

Operating income	$227,249	$79,153
Acquisition, integration and restructuring costs	76,634	27,515
Amortization of intangibles	121,220	32,260
Share-based compensation	7,906	—
Purchase accounting adjustments	47,574	12,258
Non-GAAP operating income	$480,583	$151,186

GAAP operating margin	1.12%	1.28%
Non-GAAP operating margin	2.37%	2.44%

	Fiscal Years Ended November 30,
	2022	2021
Operating Income and Operating Margin - APJ	(in thousands)
Revenue	$3,263,497	$2,095,593

Operating income	$89,521	$46,100
Acquisition, integration and restructuring costs	8,630	4,454
Amortization of intangibles	2,571	638
Share-based compensation	1,371	—
Non-GAAP operating income	$102,093	$51,192

GAAP operating margin	2.74%	2.20%
Non-GAAP operating margin	3.13%	2.44%

	Fiscal Years Ended November 30,
	2022	2021
Adjusted EBITDA - Consolidated	(in thousands)
Net income	$651,307	$395,069
Interest expense and finance charges, net	222,578	157,835
Provision for income taxes	175,823	71,416
Depreciation(1)	164,203	44,232
Amortization of intangibles	299,162	105,332
EBITDA	$1,513,073	$773,884
Other expense (income), net	1,165	(1,102)
Acquisition, integration and restructuring costs	157,965	112,150
Share-based compensation	38,994	33,078
Purchase accounting adjustments	112,691	28,353
Adjusted EBITDA	$1,823,888	$946,363
__________________
(1) Includes depreciation recorded in acquisition, integration, and restructuring costs.

	Fiscal Years Ended November 30,
	2022	2021
Net Income- Consolidated	(in thousands)
Net Income	$651,307	$395,069
Acquisition, integration and restructuring costs	231,008	159,194
Amortization of intangibles	299,162	105,332
Share-based compensation	38,994	33,078
Purchase accounting adjustments	112,691	28,353
Legal settlements and other litigation, net	(10,792)	—
Income taxes related to above	(166,129)	(80,375)
Income tax capital loss carryback benefit	(8,299)	(44,968)
Non-GAAP net income	$1,147,942	$595,683

	Fiscal Years Ended November 30,
	2022	2021
Diluted Earnings Per Common Share	(in thousands)
Diluted EPS	$6.77	$6.24
Acquisition, integration and restructuring costs	2.40	2.51
Amortization of intangibles	3.11	1.66
Share-based compensation	0.41	0.52
Purchase accounting adjustments	1.17	0.45
Legal settlements and other litigation, net	(0.11)	—
Income taxes related to above	(1.73)	(1.27)
Income tax capital loss carryback benefit	(0.09)	(0.71)
Non-GAAP diluted EPS	$11.94	$9.40
Fiscal Years Ended November 30, 2022 and 2021
Revenue

	Fiscal Years Ended November 30,		Percent Change
	2022	2021	2022 to 2021
	(in thousands)
Revenue	$62,343,810	$31,614,169	97.2%
We distribute a comprehensive range of products for the technology industry and design and integrate data center equipment. The prices of our products are highly dependent on the volumes purchased within a product category. The products we sell from one period to the next are often not comparable due to changes in product models, features and customer demand requirements.
Revenue increased in fiscal year 2022 compared to fiscal year 2021 primarily due to an increase in sales resulting from the Merger of approximately $28 billion, as well as broad-based demand for technology equipment.
Gross Profit

	Fiscal Years Ended November 30,		Percent Change
	2022	2021	2022 to 2021
	(in thousands)
Gross profit	$3,900,199	$1,889,534	106.4%
Gross margin	6.26%	5.98%

Our gross margin is affected by a variety of factors, including competition, selling prices, mix of products, product costs along with rebate and discount programs from our suppliers, reserves or settlement adjustments, freight costs, inventory losses and fluctuations in revenue.
Our gross profit increased in fiscal year 2022, as compared to the prior fiscal year, primarily driven by an increase in sales as a result of the Merger, as well as product and customer mix.
The increase in gross margin during fiscal year 2022, as compared to fiscal year 2021, is primarily due to product and customer mix.
Selling, General and Administrative Expenses

	Fiscal Years Ended November 30,		Percent Change
	2022	2021	2022 to 2021
	(in thousands)
Selling, general and administrative expenses	$2,627,007	$1,154,166	127.6%
Percentage of revenue	4.21%	3.65%
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
Selling, general and administrative expenses increased in fiscal year 2022, compared to fiscal year 2021, primarily due to an increase in personnel costs resulting from the Merger and an increase in amortization of intangible assets acquired in connection with the Merger. Selling, general and administrative expenses increased as a percentage of revenue, compared to the prior year period, primarily due to the impact of the Merger including an increase in personnel costs and amortization of intangible assets.
Acquisition, Integration and Restructuring Costs
Acquisition, integration and restructuring costs are primarily comprised of costs related to the Merger and costs related to the Global Business Optimization 2 Program initiated by Tech Data prior to the Merger (the “GBO 2 Program”).
The Merger
We incurred acquisition, integration and restructuring costs related to the completion of the Merger, including professional services costs, personnel and other costs, long-lived assets charges and stock-based compensation expense. Professional services costs are primarily comprised of IT and other consulting services, as well as legal expenses. Personnel and other costs are primarily comprised of costs related to retention and other bonuses, severance and duplicative labor costs, as well as costs related to the settlement of certain outstanding long-term cash incentive awards for Tech Data upon closing of the Merger. Long-lived asset charges for fiscal year 2022 are primarily comprised of accelerated depreciation and amortization expense of $64.4 million due to changes in asset useful lives in conjunction with the consolidation of certain IT systems, as well as impairment charges. Long-lived asset charges for fiscal year 2021 represent an impairment charge of $22.2 million recorded for the write-off of capitalized costs associated with Tech Data’s tdONE program in conjunction with the decision to consolidate certain IT systems. Stock-based compensation expense primarily relates to costs associated with the conversion of certain Tech Data performance-based equity awards issued prior to the Merger into restricted shares of TD SYNNEX (refer to Note 6 – Share-Based Compensation to the Consolidated Financial Statements for further information) and expenses for certain restricted stock awards issued in conjunction with the Merger.

To date, acquisition and integration expenses related to the Merger were composed of the following:

	Fiscal Years Ended November 30,
	2022	2021
	(in thousands)
Professional services costs	$29,352	$22,288
Personnel and other costs	40,220	33,716
Long-lived assets charges	69,053	22,166
Stock-based compensation	52,171	20,113
Total	$190,796	$98,283
During fiscal 2022, acquisition and integration expenses related to the Merger increased, compared to the prior year period, due to the timing of the Merger as it was completed on September 1, 2021.
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
Acquisition, integration and restructuring costs under the GBO 2 Program for fiscal years 2022 and 2021 included the following:

	Fiscal Years Ended November 30,
	2022	2021
	(in thousands)
Restructuring costs	$21,872	$8,709
Other costs	9,652	5,158
Total	$31,524	$13,867
Restructuring costs under the GBO 2 Program for fiscal 2022 and 2021 were composed of the following:

	Fiscal Years Ended November 30,
	2022	2021
	(in thousands)
Severance	$7,445	$2,893
Other exit costs	14,427	5,816
Total	$21,872	$8,709
Restructuring costs related to the GBO 2 Program by segment are as follows:

	Fiscal Years Ended November 30,
	2022	2021
	(in thousands)
Americas	$5,666	$2,658
Europe	15,737	5,746
APJ	469	305
Total	$21,872	$8,709

During fiscal 2022, restructuring costs under the GBO 2 Program increased, compared to the prior year period, due to the timing of the Merger as it was completed on September 1, 2021. The GBO 2 Program was not applicable to the Consolidated Financial Statements prior to the Merger.
Operating Income

	Fiscal Years Ended November 30,		Percent Change
	2022	2021	2022 to 2021
	(in thousands)
Operating income	$1,050,873	$623,218	68.6%
Operating margin	1.69%	1.97%
Operating income increased during fiscal year 2022, compared to fiscal year 2021, primarily due to increased sales as a result of the Merger and an increase in gross margin primarily due to product and customer mix, partially offset by an increase in personnel costs resulting from the Merger, an increase in amortization of intangible assets acquired in connection with the Merger and an increase in acquisition, integration and restructuring costs. Operating margin decreased due to an increase in personnel costs resulting from the Merger, an increase in amortization of intangible assets acquired in connection with the Merger and an increase in acquisition, integration and restructuring costs, partially offset by an increase in gross margin primarily due to product and customer mix.
Interest Expense and Finance Charges, Net

	Fiscal Years Ended November 30,		Percent Change
	2022	2021	2022 to 2021
	(in thousands)
Interest expense and finance charges, net	$222,578	$157,835	41.0%
Percentage of revenue	0.36%	0.50%
Amounts recorded in interest expense and finance charges, net, consist primarily of interest expense paid on our Senior Notes, our lines of credit, our term loans and our accounts receivable securitization facilities, and fees associated with the sale of accounts receivable, partially offset by income earned on our cash investments. Additionally, interest expense during fiscal year 2021 included approximately $47 million of acquisition and integration related financing costs primarily related to a commitment for a bridge loan facility obtained in March 2021 which was terminated as the permanent financing sources for the Merger were obtained or entered into.
The increase in our interest expense and finance charges net, during fiscal year 2022, compared to fiscal year 2021, was primarily due to an increase in interest expense from higher average outstanding borrowings as well as higher average interest rates, and increased costs associated with the sale of accounts receivable due to higher discount fees and higher volume of accounts receivable sold, partially offset by the $47 million of acquisition and integration related financing costs in fiscal year 2021.

Other (Expense) Income, Net

	Fiscal Years Ended November 30,		Percent Change
	2022	2021	2022 to 2021
	(in thousands)
Other (expense) income, net	$(1,165)	$1,102	(205.7)%
Percentage of revenue	0.00%	0.00%
Amounts recorded as other (expense) income, net include certain foreign currency transaction gains and losses on certain financing transactions and the related derivative instruments used to hedge such financing transactions, the cost of hedging, investment gains and losses, and other non-operating gains and losses, such as settlements received from class action lawsuits.

Other (expense) income, net increased during fiscal year 2022, compared to fiscal year 2021, primarily due to increased costs for foreign exchange hedges coupled with an expanded program and a gain on sale of an investment in the prior year, partially offset by a decrease in our accrual during fiscal year 2022 for a legal matter in France of $10.8 million. For further discussion of this legal matter, please refer to Note 18 - Commitments and Contingencies to the Consolidated Financial Statements included in Part II, Item 8 of this Report.
Provision for Income Taxes

	Fiscal Years Ended November 30,		Percent Change
	2022	2021	2022 to 2021
	(in thousands)
Provision for income taxes	$175,823	$71,416	146.2%
Percentage of income before income taxes	21.26%	15.31%
Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions.
Our income tax expense increased during the fiscal year ended November 30, 2022, as compared to the prior year, due to the increase in income before income taxes, as well as a lower capital loss carryback benefit. The effective tax rate for fiscal year 2022 was higher when compared to the prior year primarily due to the lower capital loss carryback benefit, partially offset by the impact of the relative mix of earnings and losses within the taxing jurisdictions in which we operate.
In connection with the Merger, the Company restructured its foreign financing structure, as well as select legal entities in anticipation of legally integrating legacy Tech Data and SYNNEX foreign operations. In addition to the treasury efficiencies, these restructurings resulted in a one-time domestic capital loss which would offset certain domestic capital gains when carried back under United States tax law to tax year 2020, resulting in a tax benefit of $45.0 million during fiscal year 2021. In fiscal year 2022, we recorded additional tax benefits of $8.3 million related to the capital loss carryback.

Liquidity and Capital Resources
Cash Conversion Cycle

		Three Months Ended
		November 30, 2022	November 30, 2021
		(Amounts in thousands)
Days sales outstanding ("DSO")
Revenue	(a)	$16,247,957	$15,611,266
Accounts receivable, net	(b)	9,420,999	8,310,032
Days sales outstanding	(c) = ((b)/(a))*the number of days during the period	53	48

Days inventory outstanding ("DIO")
Cost of revenue	(d)	$15,188,238	$14,668,096
Inventories	(e)	9,066,620	6,642,915
Days inventory outstanding	(f) = ((e)/(d))*the number of days during the period	54	41

Days payable outstanding ("DPO")
Cost of revenue	(g)	$15,188,238	$14,668,096
Accounts payable	(h)	13,988,980	12,034,946
Days payable outstanding	(i) = ((h)/(g))*the number of days during the period	84	75

Cash conversion cycle ("CCC")	(j) = (c)+(f)-(i)	23	14
Cash Flows
Our business is working capital intensive. Our working capital needs are primarily to finance accounts receivable and inventory. We rely heavily on term loans, sales of accounts receivable, our securitization programs, our revolver programs and trade credit from vendors for our working capital needs. We have financed our growth and cash needs to date primarily through cash generated from operations and financing activities. As a general rule, when sales volumes are increasing, our net investment in working capital dollars typically increases, which generally results in decreased cash flow generated from operating activities. Conversely, when sales volumes decrease, our net investment in working capital dollars typically decreases, which generally results in increases in cash flows generated from operating activities. We calculate CCC as days of the last fiscal quarter’s revenue outstanding in accounts receivable plus days of supply on hand in inventory, less days of the last fiscal quarter’s cost of revenue outstanding in accounts payable. Our CCC was 23 days and 14 days at the end of fiscal years 2022 and 2021, respectively. The increase in fiscal year 2022, compared to fiscal year 2021, was primarily due to our DIO, which was impacted by an increase in inventory to support growth in our business and supply chain constraints, partially offset by a corresponding increase in our DPO.
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

Operating Activities
Net cash used in operating activities was $49.6 million during fiscal year 2022, primarily due to an increase in inventories and accounts receivable driven by growth in our business, partially offset by an increase in accounts payable due to timing of payments and increased net income.
Net cash provided by operating activities was $809.8 million during fiscal year 2021, primarily due to net income and an increase in accounts payable due to the timing of payments, including the impact of the Merger. These cash inflows were partially offset by an increase in inventory and accounts receivable driven by growth in our business, including the impact of the Merger.
The significant components of our investing and financing cash flow activities are listed below.
Investing Activities
2022
•$117.0 million related to infrastructure investments.
2021
•$907.1 million in net cash paid related to the Merger.
•$54.9 million related to infrastructure investments.
Financing Activities
2022
•Dividends of $114.9 million paid.
•Share repurchases under the share repurchase program of $125.0 million.
•Net repayments of borrowings of $32.1 million.
2021
•Proceeds of $2.5 billion for issuance of Senior Notes to finance the Merger.
•Repayment of approximately $2.6 billion of debt of Tech Data paid off substantially concurrent with the closing of the Merger.
•$149.9 million net transfer of cash and cash equivalents to Concentrix Corporation in connection with the Separation.
•Dividends of $50.3 million paid.
•Debt issuance costs of $42.3 million paid.
We believe our current cash balances, cash flows from operations and credit availability are sufficient to support our operating activities for at least the next twelve months.
Capital Resources
Our cash and cash equivalents totaled $522.6 million and $994.0 million as of November 30, 2022 and 2021, respectively. Our cash and cash equivalents held by international subsidiaries are no longer subject to U.S. federal tax on repatriation into the United States. Repatriation of some foreign balances is restricted by local laws. Historically, we have fully utilized and reinvested all foreign cash to fund our foreign operations and expansion. If in the future our intentions change, and we repatriate the cash back to the United States, we will report in our consolidated financial statements the impact of state and withholding taxes depending upon the planned timing and manner of such repatriation. Presently, we believe we have sufficient resources, cash flow and liquidity within the United States to fund current and expected future working capital, investment and other general corporate funding requirements.
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

Credit Facilities and Borrowings
In the United States, we have an accounts receivable securitization program to provide additional capital for our operations (the "U.S. AR Arrangement"). Under the terms of the U.S. AR Arrangement, we and our subsidiaries that are party to the U.S. AR Arrangement can borrow up to a maximum of $1.5 billion based upon eligible trade accounts receivable. The U.S. AR Arrangement has a maturity date of December 2024. We are also party to a credit agreement, dated as of April 16, 2021 (the "TD SYNNEX Credit Agreement"), pursuant to which we received commitments for the extension of a senior unsecured revolving credit facility not to exceed an aggregate principal amount of $3.5 billion, which revolving credit facility (the "TD SYNNEX revolving credit facility") may, at our request but subject to the lenders' discretion, potentially be increased by up to an aggregate amount of $500.0 million. The TD SYNNEX Credit Agreement also includes a $1.5 billion term loan facility that was fully funded in connection with the Merger. The TD SYNNEX Credit Agreement has a maturity date of September 2026, in the case of the TD SYNNEX revolving credit facility, subject to two one-year extensions upon our prior notice to the lenders and the agreement of the lenders to extend such maturity date. The outstanding amount of our borrowings under the U.S. AR Arrangement and the TD SYNNEX revolving credit facility may fluctuate in response to changes in our working capital and other liquidity requirements. There were no amounts outstanding under the U.S. AR Arrangement and the TD SYNNEX revolving credit facility at November 30, 2022 and 2021.
We have various other committed and uncommitted lines of credit with financial institutions, accounts receivable securitization arrangements, finance leases, short-term loans, term loans, credit facilities and book overdraft facilities, totaling approximately $574.9 million in borrowing capacity as of November 30, 2022. Our borrowings on these facilities vary within the period primarily based on changes in our working capital. There was $193.1 million outstanding on these facilities at November 30, 2022, at a weighted average interest rate of 4.69%, and there was $106.3 million outstanding at November 30, 2021, at a weighted average interest rate of 4.59%.
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
Our credit facilities have a number of covenants and restrictions that require us to maintain specified financial ratios. They also limit our (or our subsidiaries', as applicable) ability to incur additional debt or liens, enter into agreements with affiliates, modify the nature of our business, and merge or consolidate. As of November 30, 2022, we were in compliance with the financial covenant requirements for the above arrangements.
We had total outstanding borrowings of approximately $4.1 billion as of November 30, 2022 and 2021. Our outstanding borrowings include Senior Notes of $2.5 billion at November 30, 2022 and 2021, and term loans under the term loan facility of the TD SYNNEX Credit Agreement of $1.4 billion and $1.5 billion at November 30, 2022 and 2021, respectively. For additional information on our borrowings, see Note 11 - Borrowings to the Consolidated Financial Statements included in Part II, Item 8 of this Report.
Accounts Receivable Purchase Agreements
We have uncommitted supply-chain financing programs under which trade accounts receivable owed by certain customers may be acquired, without recourse, by certain financial institutions. Available capacity under these programs is dependent upon the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. In addition, certain of these programs also require that we continue to service, administer and collect the sold accounts receivable. At November 30, 2022 and 2021, we had a total of $1.4 billion and $759.9 million, respectively, of trade accounts receivable sold to and held by financial institutions under these programs. Discount fees for these programs in the years ended November 30, 2022 and 2021 totaled $26.2 million and $4.7 million, respectively.
Contractual Obligations
We are contingently liable under agreements, without expiration dates, to repurchase repossessed inventory acquired by flooring companies as a result of default on floor plan financing arrangements by our customers. There have been no material repurchases through November 30, 2022 under these agreements and we are not aware of any pending customer defaults or repossession obligations. As we do not have access to information regarding the amount of inventory purchased from us still on hand with the customer at any point in time, our repurchase obligations relating to inventory cannot be reasonably estimated.

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
We recognize revenue on a net basis on certain contracts, where our performance obligation is to arrange for the products or services to be provided by another party or the rendering of logistics services for the delivery of inventory for which we do not assume the risks and rewards of ownership, by recognizing the margins earned in revenue with no associated cost of revenue. Such arrangements include supplier service contracts, post-contract software support services, cloud computing and software as a service arrangements, certain fulfillment contracts and extended warranty contracts.
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
Goodwill, intangible assets and long-lived assets
The values assigned to intangible assets include estimates and judgment regarding expectations for the length of customer relationships acquired in a business combination. Included within intangible assets is an indefinite lived trade name intangible asset. Our indefinite lived trade name intangible asset is considered a single unit of accounting and is tested for impairment at the consolidated level annually as of September 1, and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. No impairment of our indefinite lived trade name intangible asset has been identified for any of the periods presented. Other purchased intangible assets are amortized over the useful lives based on estimates of the use of the economic benefit of the asset or on the straight-line amortization method.
We allocate goodwill to reporting units based on the reporting unit expected to benefit from the business combination and test for impairment annually as of September 1, or more frequently if events or changes in circumstances indicate that it may be impaired. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. The factors that are considered in the qualitative analysis include macroeconomic conditions, industry and market considerations, cost factors such as increases in product cost, labor, or other costs that would have a negative effect on earnings and cash flows; and other relevant entity-specific events and information. We also have the option to bypass the qualitative assessment for any reporting unit in any period.
If the reporting unit does not pass or we choose to bypass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. The fair values of the reporting units are estimated using market and discounted cash flow approaches. The assumptions used in the market approach are based on the value of a business through an analysis of sales and other multiples of guideline companies and recent sales or offerings of a comparable entity. The assumptions used in the discounted cash flow approach are based on historical and forecasted revenue, operating costs, working capital requirements, future economic conditions, discount rates, and other relevant factors. The assumptions used in the market and discounted cash flow approaches include inherent uncertainty and actual results could differ from these estimates. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value and the excess is recognized as an impairment loss.
We performed our annual goodwill impairment test as of September 1, 2022 and chose to bypass the qualitative assessment for all reporting units and proceed directly to the quantitative assessment, which indicated that the estimated fair values of our Europe and APJ reporting units exceeded their carrying values by approximately 6% and 9%, respectively. The goodwill allocated to our Europe and APJ reporting units as of November 30, 2022 was approximately $1.3 billion and $74.8 million, respectively. If actual results in our Europe or APJ reporting units are substantially lower than the projections used in our valuation methodology, if market discount rates substantially increase or our market capitalization substantially decreases, our future valuations could be adversely affected, potentially resulting in a future impairment.
We review the recoverability of our long-lived assets, such as finite-lived intangible assets, property and equipment and certain other assets, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows, undiscounted and without interest charges, of the related operations. If these cash flows are less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value.
Income taxes
The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements using enacted tax rates and laws that will be in effect when the difference is expected to reverse. Tax on global low-taxed intangible income is accounted for as a current expense in the period in which the income is included in a tax return using the “period cost” method. Valuation allowances are provided against deferred tax assets that are not likely to be realized.
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
Related Party Transactions
For a summary of related party transactions, see Note 14 - Related Party Transactions to the Consolidated Financial Statements included in Part II, Item 8 of this Report.
Recently Issued Accounting Pronouncements
For a summary of recent accounting pronouncements and the anticipated effects on our consolidated financial statements see Note 2 - Summary of Significant Accounting Policies to the Consolidated Financial Statements included in Part II, Item 8 of this Report.
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Risk
We are exposed to foreign currency risk in the ordinary course of business. We manage cash flow exposures for our major countries and the foreign currency impact of assets and liabilities denominated in non-functional currencies using a combination of forward contracts. Principal currencies hedged are the Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese yuan, Czech koruna, Danish krone, Euro, Indian rupee, Indonesian rupiah, Japanese yen, Mexican peso, Norwegian krone, Philippine peso, Polish zloty, Singapore dollar, Swedish krona, Swiss franc and Turkish lira. We do not hold or issue derivative financial instruments for trading purposes.
In order to provide an assessment of our foreign currency exchange rate risk, we performed an analysis using a value-at-risk (“VaR”) model. The VaR model uses a Monte Carlo simulation to generate 1,000 random market price paths. The VaR model determines the potential impact of the fluctuation in foreign exchange rates assuming a one-day holding period, normal market conditions and a 95% confidence level. The model is not intended to represent actual losses but is used as a risk estimation and management tool. Firm commitments, assets and liabilities denominated in foreign currencies were excluded from the model. The estimated maximum potential one-day loss in fair value, calculated using the VaR model, would be approximately $7.4 million and $3.8 million at November 30, 2022 and 2021, respectively. We believe that the hypothetical loss in fair value of our foreign exchange derivatives would be offset by the gains in the value of the underlying transactions being hedged. Actual future gains and losses associated with our derivative positions may differ materially from the analyses performed as of November 30, 2022, due to the inherent limitations associated with predicting the changes in foreign currency exchange rates and our actual exposures and positions.
Interest Rate Risk
We are also exposed to changes in interest rates primarily as a result of our debt used to provide liquidity and to finance working capital, capital expenditures, and acquisitions. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to minimize overall borrowing costs. To achieve our objective, we use a combination of fixed and variable rate debt. The nature and amount of our long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors.
Certain of our borrowing facilities and securitization arrangements are variable-rate obligations and expose us to interest rate risks. As of November 30, 2022, we had approximately $1.4 billion of outstanding term loan debt subject to variable interest rates and our subsidiaries had approximately $192.3 million in the aggregate outstanding under debt facilities subject to variable interest rates. Certain of our other borrowing facilities and securitization arrangements are variable-rate obligations and expose us to interest rate risks. The outstanding amount of our borrowings under these facilities may fluctuate in response to changes in our working capital and other liquidity requirements. To the extent that there are changes in interest rates, the interest expense on our variable rate debt may fluctuate. Additionally, discount fees paid to sell accounts receivable under our accounts receivable purchase agreements are impacted by changes in interest rates and expose us to interest rate risks.
To manage interest rate risk on our U.S. dollar-denominated floating-rate debt, we have also entered into interest rate swaps with aggregate notional amounts of $1.0 billion and $1.5 billion as of November 30, 2022 and 2021, respectively, which effectively converted a portion of the floating rate debt to a fixed interest rate. All of our interest rate swaps as of November 30, 2022 are accounted for as cash flow hedges.

A one percentage point (100 basis point) variation in average interest rates would have an impact on annual interest expense of $6.2 million based on the Company's outstanding unhedged variable rate debt at November 30, 2022.
Equity Price Risk
The equity price risk associated with our marketable equity securities as of November 30, 2022 and 2021 is not material in relation to our consolidated financial position, results of operations or cash flows. Marketable equity securities include shares of common stock and are recorded at fair market value based on quoted market prices. Gains and losses on marketable equity securities are included in earnings.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management concludes that, as of November 30, 2022, our internal control over financial reporting was effective at the reasonable assurance level based on those criteria.
The effectiveness of our internal control over financial reporting as of November 30, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears on page 52 of this Report.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
TD SYNNEX Corporation:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of TD SYNNEX Corporation and subsidiaries (the Company) as of November 30, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended November 30, 2022, and the related notes and financial statement Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of November 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended November 30, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Sufficiency of audit evidence over revenue
As discussed in Note 13 to the consolidated financial statements, and presented in the consolidated statements of operations, the Company reported revenue of $62,343,810 thousand for the fiscal year ended November 30, 2022.
We identified the evaluation of the sufficiency of audit evidence over revenue as a critical audit matter. The geographical dispersion of distribution and administrative facilities required especially subjective auditor judgment in determining the nature and extent of procedures to perform and in evaluating those procedures.
The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over revenue, including the determination of the locations at which those procedures were to be performed. For certain locations we evaluated the design and tested the operating effectiveness of certain internal controls related to the recognition of revenue. For the Americas and Europe segments, we performed a software-assisted data analysis at a transactional level to identify higher risk revenue entries to test. We tested the identified higher risk revenue transactions during the year by comparing the amounts recognized by the Company to relevant underlying documentation such as contracts, shipping documents, or other third-party evidence. For the APJ segment, we then tested samples of revenue transactions during the year by comparing the amounts recognized by the Company to relevant underlying documentation such as contracts, shipping documents, or other third-party evidence. We investigated a selection of journal entries that were made by the Company to adjust revenue. We evaluated the sufficiency of the audit evidence obtained over revenue by assessing the results of the procedures performed, including the appropriateness of the determination of locations to perform procedures.
Fair value of the Europe reporting unit
As discussed in Notes 2 and 8 to the consolidated financial statements, the Company tests goodwill for impairment annually as of September 1, or more frequently if events or changes in circumstances indicate that it may be impaired. The Company performed its annual goodwill impairment test as of September 1, 2022 and chose to bypass the qualitative assessment for all reporting units and proceed directly to the quantitative assessment. The quantitative assessment indicated that the estimated fair value of the Europe reporting unit exceeded its carrying value by approximately 6%. The goodwill allocated to the Europe reporting unit as of November 30, 2022 was $1,277,226 thousand.
We identified the evaluation of the fair value of the Europe reporting unit as a critical audit matter. A higher degree of subjective auditor judgment was required to evaluate certain assumptions used in the Company’s estimate of the fair value of the Europe reporting unit. Specifically, the Company’s determination of the forecasted revenue growth rates and discount rate required subjective and challenging auditor judgment. Minor changes to these assumptions, either individually or in aggregate, could have a significant effect on the Company’s assessment of the fair value of the Europe reporting unit. Additionally, the audit effort associated with the discount rate required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s goodwill impairment assessment process, including controls related to the determination of the forecasted revenue growth rates and discount rate used to estimate the fair value of the Europe reporting unit. To assess the Company’s ability to forecast revenues, we compared the Europe reporting unit’s historical revenue forecasts to actual revenues. We also evaluated the forecasted revenue growth rates by comparing them to the Company’s peers and industry reports. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the discount rate by (i) comparing the inputs of the weighted average cost of capital to available market data for comparable entities and (ii) evaluating the reasonableness of the inputs and assumptions by assessing the methodology used by the Company.
/s/ KPMG LLP
We have served as the Company’s auditor since 2012.
Santa Clara, California
January 23, 2023

TD SYNNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(currency and share amounts in thousands, except par value)

	November 30, 2022	November 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$522,604	$993,973
Accounts receivable, net	9,420,999	8,310,032
Receivables from vendors, net	819,135	1,118,963
Inventories	9,066,620	6,642,915
Other current assets	671,507	668,261
Total current assets	20,500,865	17,734,144
Property and equipment, net	421,064	483,443
Goodwill	3,803,850	3,917,276
Intangible assets, net	4,422,877	4,913,124
Other assets, net	585,342	618,393
Total assets	$29,733,998	$27,666,380

LIABILITIES AND EQUITY
Current liabilities:
Borrowings, current	$268,128	$181,256
Accounts payable	13,988,980	12,034,946
Other accrued liabilities	2,171,613	2,017,253
Total current liabilities	16,428,721	14,233,455
Long-term borrowings	3,835,665	3,955,176
Other long-term liabilities	501,856	556,134
Deferred tax liabilities	942,250	1,015,640
Total liabilities	21,708,492	19,760,405
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 200,000 shares authorized, 98,696 and 98,204 shares issued as of November 30, 2022 and 2021, respectively	99	98
Additional paid-in capital	7,374,100	7,271,337
Treasury stock, 4,049 and 2,633 shares as of November 30, 2022 and 2021, respectively	(337,217)	(201,139)
Accumulated other comprehensive loss	(719,710)	(336,194)
Retained earnings	1,708,234	1,171,873
Total stockholders' equity	8,025,506	7,905,975
Total liabilities and equity	$29,733,998	$27,666,380
(Amounts may not add due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements.

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(currency and share amounts in thousands, except per share amounts)

	Fiscal Years Ended November 30,
	2022	2021	2020
Revenue	$62,343,810	$31,614,169	$19,977,150
Cost of revenue	(58,443,611)	(29,724,635)	(18,783,292)
Gross profit	3,900,199	1,889,534	1,193,858
Selling, general and administrative expenses	(2,627,007)	(1,154,166)	(665,102)
Acquisition, integration and restructuring costs	(222,319)	(112,150)	(7,414)
Operating income	1,050,873	623,218	521,341
Interest expense and finance charges, net	(222,578)	(157,835)	(79,023)
Other (expense) income, net	(1,165)	1,102	(6,172)
Income from continuing operations before income taxes	827,130	466,485	436,146
Provision for income taxes	(175,823)	(71,416)	(101,609)
Income from continuing operations	651,307	395,069	334,538
Income from discontinued operations, net of taxes	—	—	194,622
Net income	$651,307	$395,069	$529,160
Earnings per common share:
Basic
Continuing operations	$6.79	$6.28	$6.50
Discontinued operations	—	—	3.78
Net income	$6.79	$6.28	$10.28
Diluted
Continuing operations	$6.77	$6.24	$6.46
Discontinued operations	—	—	3.76
Net income	$6.77	$6.24	$10.21
Weighted-average common shares outstanding:
Basic	95,225	62,239	50,900
Diluted	95,509	62,698	51,237
(Amounts may not add due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements.

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(currency in thousands)

	Fiscal Years Ended November 30,
	2022	2021	2020
Net income	$651,307	$395,069	$529,160
Other comprehensive (loss) income:
Unrealized gains (losses) on cash flow hedges during the period, net of tax (expense) benefit of ($11,457), ($2,155) and $3,981 for fiscal years ended November 30, 2022, 2021 and 2020, respectively.	35,046	8,747	(16,405)
Reclassification of net losses on cash flow hedges to net income, net of tax (benefit) of ($6,517), ($10,278) and ($880) for fiscal years ended November 30, 2022, 2021 and 2020, respectively.	19,926	31,837	3,190
Total change in unrealized gains (losses) on cash flow hedges, net of taxes	54,972	40,584	(13,215)
Foreign currency translation adjustments and other, net of tax benefit (expense) of $3,192, ($635) and $4,352 for fiscal years ended November 30, 2022, 2021 and 2020, respectively	(438,488)	(186,020)	27,721
Other comprehensive (loss) income	(383,516)	(145,436)	14,506
Comprehensive income	$267,791	$249,633	$543,666
(Amounts may not add due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements.

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(currency and share amounts in thousands)

	Common stock			Treasury stock
	Shares	Amount	Additional paid-in capital	Shares	Amount	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders' equity
Balances, November 30, 2019	53,154	$53	$1,545,421	2,399	$(172,627)	$(209,077)	$2,624,680	$3,788,450
Share-based compensation	—	—	33,202	—	—	—	—	33,202
Issuance of common stock on exercise of options, for employee stock purchase plan and vesting of restricted stock, net of shares withheld for employee taxes	517	1	12,913	104	(15,184)	—	—	(2,270)
Repurchases of common stock	—	—	—	35	(3,405)	—	—	(3,405)
Cash dividends declared	—	—	—	—	—	—	(20,782)	(20,782)
Other comprehensive income (loss)	—	—	—	—	—	14,506	—	14,506
Net income	—	—	—	—	—	—	529,160	529,160
Balances, November 30, 2020	53,671	54	1,591,536	2,538	(191,216)	(194,571)	3,133,058	4,338,860
Separation of Concentrix	—	—	—	—	—	3,813	(2,305,982)	(2,302,169)
Share-based compensation	—	—	53,192	—	—	—	—	53,192
Issuance of common stock on exercise of options, for employee stock purchase plan and vesting of restricted stock, net of shares withheld for employee taxes	533	—	12,789	95	(9,923)	—	—	2,866
Cash dividends declared	—	—	—	—	—	—	(50,272)	(50,272)
Issuance of common stock on Tech Data merger, net of issuance costs	44,000	44	5,613,820	—	—	—	—	5,613,864
Other comprehensive income (loss)	—	—	—	—	—	(145,436)	—	(145,436)
Net income	—	—	—	—	—	—	395,069	395,069
Balances, November 30, 2021	98,204	98	7,271,337	2,633	(201,139)	(336,194)	1,171,873	7,905,975
Share-based compensation	—	—	91,167	—	—	—	—	91,167
Issuance of common stock on exercise of options, for employee stock purchase plan and vesting of restricted stock, net of shares withheld for employee taxes	492	1	8,234	119	(11,062)	—	—	(2,827)
Repurchases of common stock	—	—	—	1,297	(125,016)	—	—	(125,016)
Cash dividends declared	—	—	—	—	—	—	(114,946)	(114,946)
Other comprehensive income (loss)	—	—	—	—	—	(383,516)	—	(383,516)
Purchase of noncontrolling interest	—	—	3,362	—	—	—	—	3,362
Net income	—	—	—	—	—	—	651,307	651,307
Balances, November 30, 2022	98,696	$99	$7,374,100	4,049	$(337,217)	$(719,710)	$1,708,234	$8,025,506
(Amounts may not add due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements.

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(currency in thousands)

	Fiscal Years Ended November 30,
	2022	2021	2020
Cash flows from operating activities:
Net income	$651,307	$395,069	$529,160
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	463,365	151,664	341,637
Share-based compensation	91,167	53,192	33,202
Provision for doubtful accounts	34,741	(7,544)	49,281
Deferred income taxes	(92,381)	(322)	(48,992)
Impairment of long-lived assets	4,726	22,166	—
Other	4,376	9,109	18,564
Changes in operating assets and liabilities, net of the impact of Concentrix separation and acquisition of businesses:
Accounts receivable, net	(1,497,995)	(517,224)	12,691
Receivables from vendors, net	241,242	(113,602)	79,842
Inventories	(2,636,759)	(1,030,110)	(128,786)
Accounts payable	2,375,952	1,854,887	685,014
Other operating assets and liabilities	310,655	(7,498)	262,753
Net cash (used in) provided by operating activities	(49,604)	809,787	1,834,366
Cash flows from investing activities:
Purchases of property and equipment	(117,049)	(54,892)	(197,965)
Acquisition of businesses, net of cash acquired	—	(907,093)	(5,560)
Other	1,541	9,637	(5,970)
Net cash used in investing activities	(115,508)	(952,348)	(209,495)
Cash flows from financing activities:
Dividends paid	(114,946)	(50,272)	(20,782)
Repurchases of common stock	(125,016)	—	(3,405)
Net borrowings (repayments) on revolving credit loans	96,592	(417,072)	157,866
Principal payments on long-term debt	(128,728)	(2,277,913)	(1,304,190)
Proceeds from issuance of common stock	8,234	12,789	12,913
Repurchases of common stock for tax withholdings on equity awards	(11,062)	(9,923)	(15,184)
Net transfer of cash and cash equivalents to Concentrix	—	(149,948)	—
Borrowings on long-term debt	—	2,545,535	892,234
Cash paid for debt issuance costs	—	(42,254)	(8,521)
Other	(665)	(3,562)	(2,627)
Net cash used in financing activities	(275,591)	(392,620)	(291,696)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(31,354)	(38,776)	4,545
Net (decrease) increase in cash, cash equivalents and restricted cash	(472,057)	(573,957)	1,337,721
Cash, cash equivalents and restricted cash at beginning of year	994,913	1,568,870	231,149
Cash, cash equivalents and restricted cash at end of year	$522,856	$994,913	$1,568,870
Supplemental disclosures of cash flow information:
Interest paid on borrowings	$220,760	$116,983	$120,896
Income taxes paid	$178,035	$173,547	$179,707
Supplemental disclosure of non-cash investing and financing activities:
Issuance of stock to acquire business	$—	$5,614,400	$—
Net assets transferred to Concentrix	$—	$2,322,598	$—
(Amounts may not add due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(currency and share amounts in thousands unless otherwise noted, except per share amounts)
NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION:
TD SYNNEX Corporation (together with its subsidiaries, herein referred to as “SYNNEX”, “TD SYNNEX” or the “Company”) is a leading global distributor and solutions aggregator for the information technology ("IT") ecosystem, headquartered in Fremont, California and Clearwater, Florida and has operations in North and South America, Europe and Asia-Pacific and Japan.
On December 1, 2020, the Company completed the previously announced separation of its customer experience services business (the “Separation”), in a tax-free transaction for federal income tax purposes, which was accomplished by the distribution of one hundred percent of the outstanding common stock of Concentrix Corporation (“Concentrix”). SYNNEX stockholders received one share of Concentrix common stock for every share of SYNNEX common stock held at the close of business on the record date. The Company distributed 51,602 shares of Concentrix common stock to its stockholders. Concentrix is now an independent public company trading under the symbol “CNXC” on the Nasdaq Stock Market. After the Separation, SYNNEX did not beneficially own any shares of Concentrix’ common stock. Beginning December 1, 2020, the Company no longer consolidates Concentrix within its financial results or reflects the financial results of Concentrix within its continuing results of operations.
The financial results of Concentrix for the year ended November 30, 2020 are presented as income from discontinued operations, net of taxes on the Consolidated Statements of Operations. The historical statements of comprehensive income, cash flows and the balances in stockholders' equity have not been revised to reflect the effect of the Separation. For further information on discontinued operations, see Note 5 – Discontinued Operations. Unless noted otherwise, discussion in the Notes to the Consolidated Financial Statements pertain to continuing operations.
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
On March 22, 2021, SYNNEX entered into an agreement and plan of merger (the “Merger Agreement”) which provided that legacy SYNNEX Corporation would acquire legacy Tech Data Corporation, a Florida corporation (“Tech Data”) through a series of mergers, which would result in Tech Data becoming an indirect subsidiary of TD SYNNEX Corporation (collectively, the "Merger"). On September 1, 2021, pursuant to the terms of the Merger Agreement, the Company acquired all the outstanding shares of common stock of Tiger Parent (AP) Corporation, the parent corporation of Tech Data, for consideration of $1.6 billion in cash ($1.1 billion in cash after giving effect to a $500.0 million equity contribution by Tiger Parent Holdings, L.P., Tiger Parent (AP) Corporation’s sole stockholder and an affiliate of Apollo Global Management, Inc., to Tiger Parent (AP) Corporation prior to the effective time of the Merger) and 44 million shares of common stock of SYNNEX valued at approximately $5.6 billion. The combined company is referred to as TD SYNNEX. References to the “Company” indicate TD SYNNEX for periods after the Merger and SYNNEX for periods prior to the Merger.
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
The Company has uncommitted supply-chain financing programs with global financial institutions under which trade accounts receivable of certain customers and their affiliates may be acquired, without recourse, by the financial institutions. Available capacity under these programs is dependent on the level of the Company’s trade accounts receivable with these customers and the financial institutions’ willingness to purchase such receivables. In addition, certain of these programs also require that the Company continue to service, administer and collect the sold accounts receivable. As of November 30, 2022, and 2021, accounts receivable sold to and held by the financial institutions under these programs were $1.4 billion and $759.9 million, respectively. Discount fees related to the sale of trade accounts receivable under these facilities are included in “Interest expense and finance charges, net” in the Consolidated Statements of Operations. During the fiscal years ended November 30, 2022, 2021 and 2020, discount fees were $26.2 million, $4.7 million and $3.2 million, respectively.

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
For derivative instruments that hedge the exposure to variability in expected future cash flows that are designated as cash flow hedges, the gain or loss on the derivative instrument is reported as a component of “Accumulated other comprehensive income (loss)” in stockholders’ equity and reclassified into earnings in the same line associated with the hedged transactions, in the same period or periods during which the hedged transaction affects earnings. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. The company classifies cash flows related to the settlement of its cash flow hedges as operating activities in the Consolidated Statements of Cash Flows.
For derivative instruments that hedge a portion of the Company's net investment in foreign-currency denominated operations that are designated as net investment hedges, the gain or loss on the derivative instrument is reported as a component of “Accumulated other comprehensive income (loss)” in stockholders’ equity until the sale or substantially complete liquidation of the underlying assets of the Company's investment. The initial fair value of hedge components excluded from the assessment of effectiveness is recognized in the Consolidated Statement of Operations under a systematic and rational method over the life of the hedging instrument. The excluded component is recognized in "Interest expense and finance charges, net" on the Consolidated Statement of Operations. The Company classifies cash flows related to the settlement of its net investment hedges as investing activities in the Consolidated Statements of Cash Flows.
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
The ranges of estimated useful lives for property and equipment categories are as follows:

Equipment and Furniture	3 - 10 years
Software	3 - 10 years
Leasehold Improvements	2 - 15 years
Buildings and Building Improvements	10 - 40 years
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
Goodwill and intangible assets
The values assigned to intangible assets include estimates and judgment regarding expectations for the length of customer relationships acquired in a business combination. Included within intangible assets is an indefinite lived trade name intangible asset. The Company's indefinite lived trade name intangible asset is considered a single unit of accounting and is tested for impairment at the consolidated level annually as of September 1, and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Other purchased intangible assets are amortized over the useful lives based on estimates of the use of the economic benefit of the asset or on the straight-line amortization method.
The Company allocates goodwill to reporting units based on the reporting unit expected to benefit from the business combination and tests for impairment annually as of September 1, or more frequently if events or changes in circumstances indicate that it may be impaired. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. The factors that are considered in the qualitative analysis include macroeconomic conditions, industry and market considerations, cost factors such as increases in product cost, labor, or other costs that would have a negative effect on earnings and cash flows; and other relevant entity-specific events and information. The Company also has the option to bypass the qualitative assessment for any reporting unit in any period.
If the reporting unit does not pass or the Company chooses to bypass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. The fair values of the reporting units are estimated using market and discounted cash flow approaches. The assumptions used in the market approach are based on the value of a business through an analysis of sales and other multiples of guideline companies and recent sales or offerings of a comparable entity. The assumptions used in the discounted cash flow approach are based on historical and forecasted revenue, operating costs, working capital requirements, future economic conditions, discount rates and other relevant factors. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value and the excess is recognized as an impairment loss. No goodwill impairment has been identified for any of the years presented.
Finite-lived intangible assets consist primarily of customer relationships, vendor lists and other intangible assets. Amortization is based on the pattern in which the economic benefits of the intangible assets will be consumed or on a straight-line basis when the consumption pattern is not apparent over the following useful lives:

Customer Relationships	4 - 15 years
Vendor Lists	10 years
Other Intangible Assets	1 - 10 years
Impairment of long-lived assets
The Company reviews the recoverability of its long-lived assets, including finite-lived intangible assets, property and equipment, right-of-use ("ROU") assets and certain other assets, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows, undiscounted and without interest charges, of the related operations. If these cash flows are less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value.

Leases
The Company enters into leases as a lessee for property and equipment in the ordinary course of business. When procuring goods or services, or upon entering into a contract with its customers, the Company determines whether an arrangement contains a lease at its inception. As part of that evaluation, the Company considers whether there is an implicitly or explicitly identified asset in the arrangement and whether the Company, as the lessee, or the customer, if the Company is the lessor, has the right to control the use of that asset. When the Company is the lessee, all leases with a term of more than 12 months are recognized as ROU assets and associated lease liabilities in the Consolidated Balance Sheet. Lease liabilities are recorded at the lease commencement date and determined using the present value of the lease payments not yet paid, at the Company’s incremental borrowing rate, which approximates the rate at which the Company would borrow on a secured basis in the country where the lease was executed. The interest rate implicit in the lease is generally not determinable in transactions where the Company is the lessee. The ROU asset equals the lease liability adjusted for any initial direct costs, prepaid rent and lease incentives. The Company’s variable lease payments generally relate to payments tied to various indexes, non-lease components and payments above a contractual minimum fixed amount.
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
The Company’s cash and cash equivalents and derivative instruments are transacted and maintained with financial institutions with high credit standing, and their compositions and maturities are regularly monitored by management. Through November 30, 2022, the Company has not experienced any material credit losses on such deposits and derivative instruments.
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
The following table provides revenue generated from products purchased from vendors that exceeded 10% of our consolidated revenue for the periods indicated (as a percent of consolidated revenue):

	Twelve Months Ended
	November 30, 2022	November 30, 2021	November 30, 2020
Apple, Inc.	11%	N/A (1)	N/A (1)
HP Inc.	10%	12%	15%
__________________
(1) Revenue generated from products purchased from this vendor was less than 10% of consolidated revenue during the period presented.
One customer accounted for 10%, 17% and 23% of the Company’s total revenue in fiscal years 2022, 2021 and 2020, respectively. As of November 30, 2022 and 2021, no single customer comprised more than 10% of the consolidated accounts receivable balance.
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
The Company recognizes revenue on a net basis on certain contracts, where the Company’s performance obligation is to arrange for the products or services to be provided by another party or the rendering of logistics services for the delivery of inventory for which the Company does not assume the risks and rewards of ownership, by recognizing the margins earned in revenue with no associated cost of revenue. Such arrangements include supplier service contracts, post-contract software support services, cloud computing and software as a service arrangements, certain fulfillment contracts and extended warranty contracts.
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
Income taxes
The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements using enacted tax rates and laws that will be in effect when the difference is expected to reverse. Tax on global low-taxed intangible income is accounted for as a current expense in the period in which the income is included in a tax return using the “period cost” method. Valuation allowances are provided against deferred tax assets that are not likely to be realized.
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
Foreign currency translations
The financial statements of the Company’s international subsidiaries whose functional currencies are the local currencies are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the month. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive income (loss)” in stockholders’ equity. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses resulting from foreign currency transactions are included in earnings within “Cost of revenue” and “Other (expense) income, net.”
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
Share-based compensation
The Company accounts for share-based payment transactions in which the Company receives services in exchange for equity instruments of the Company. Share-based compensation cost for stock options, restricted stock awards and units, performance-based restricted stock units and employee stock purchase plans is determined based on the fair value at the grant date. The Company recognizes share-based compensation cost as expense for awards other than its performance-based restricted stock units ratably on a straight-line basis over the requisite service period. The Company recognizes share-based compensation cost associated with its performance-based restricted stock units over the requisite service period if it is probable that the performance conditions will be satisfied. The Company accounts for expense reductions that result from the forfeiture of unvested awards in the period that the forfeitures occur.
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
Treasury Stock
Repurchases of shares of common stock are accounted for at cost, which includes brokerage fees and excise taxes, and are included as a component of stockholders’ equity in the Consolidated Balance Sheets.
Reclassifications
Certain reclassifications have been made to prior period amounts in the Consolidated Financial Statements to conform to the current period presentation. These reclassifications did not have a material impact on previously reported amounts.
Recently adopted accounting pronouncements
In October 2021, the FASB issued new guidance which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, “Revenue from Contracts with Customers.” Generally, this new guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. Historically, such amounts were recognized by the acquirer at fair value in acquisition accounting. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years (the fiscal quarter ending February 29, 2024 for the Company), and should be applied prospectively to acquisitions occurring on or after the effective date. Early adoption is permitted. The Company adopted this standard during fiscal year 2022 and will apply the guidance prospectively to future acquisitions.
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

Recently issued accounting pronouncements
In September 2022, the FASB issued an accounting standards update which will require new enhanced disclosures by the buyer in supplier finance programs. Disclosures will include key terms of the program, including payment terms, along with the amount of related obligations, the financial statement caption that includes such obligations, and a rollforward of activity related to the obligations during the period. The new accounting standard must be adopted retrospectively to the earliest comparative period presented, except for the rollforward requirement, which should be applied prospectively. The accounting standard is effective for the Company beginning with the quarter ending February 29, 2024, except for the rollforward requirement which is effective for the quarter ending February 28, 2025. Early adoption is permitted. While the new accounting standard is not expected to have an impact on the Company's financial condition, results of operations or cash flows, the Company is currently evaluating the impact the new accounting standard will have on disclosures related to its supplier finance program obligations in the notes to the consolidated financial statements.
In March 2020, the FASB issued optional guidance for a limited time to ease the potential burden in accounting for or recognizing the effects of reference rate reform, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”) on financial reporting. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments are elective and were effective upon issuance for all entities through December 31, 2022, which was extended through December 31, 2024 per an update the FASB issued in December 2022. The Company does not currently expect any material impacts from the adoption of this new guidance.
NOTE 3—ACQUISITIONS:
Tech Data Merger
On September 1, 2021, pursuant to the terms of the Merger Agreement, the Company acquired all the outstanding shares of common stock of Tiger Parent (AP) Corporation, the parent corporation of Tech Data, for an aggregate purchase price of $7.2 billion, comprised of $1.6 billion in cash ($1.1 billion in cash after giving effect to a $500.0 million equity contribution by Tiger Parent Holdings, L.P., Tiger Parent (AP) Corporation’s sole stockholder and an affiliate of Apollo Global Management, Inc., to Tiger Parent (AP) Corporation prior to the effective time of the Merger) and 44 million shares of common stock of SYNNEX, valued at approximately $5.6 billion based on the closing price of the Company’s common stock on September 1, 2021. The Merger created a leading global distributor and solutions aggregator for the IT ecosystem. The Company used the net proceeds from the issuance of new Senior Notes, borrowings under its new credit agreement and cash on hand to fund the above payments. Additionally, the Company repaid the majority of Tech Data's outstanding debt after the Merger, including approximately $2.4 billion outstanding under Tech Data’s existing Asset-Based Credit Agreement and approximately $228.1 million of outstanding Tech Data Senior Notes.
The Company has accounted for the Merger as a business combination and allocated the purchase price to the fair values of Tiger Parent (AP) Corporation’s assets acquired and liabilities assumed. As of August 31, 2022, the Company completed its evaluation of assets acquired and liabilities assumed and finalized all related estimates. During the year ended November 30, 2022, the Company updated the fair values of certain assets acquired and liabilities assumed, including an increase in goodwill of $43.7 million, an increase in deferred tax liabilities of $38.3 million, a decrease in net vendor receivables of $21.0 million and an increase in inventory of $9.4 million. As the measurement period has concluded, the impact of any future adjustments to the assets acquired and liabilities assumed will be recorded in the Consolidated Statement of Operations in the period such change occurs.

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
Goodwill is the excess of the consideration transferred over the net assets recognized and primarily represents future economic benefits arising from assets acquired that are not individually identified and separately recognized, including synergies inherent in the acquired business, of which approximately $500.0 million is expected to be deductible for tax purposes.
Included within the Company’s Consolidated Statement of Operations are estimated revenues for the years ended November 30, 2022 and 2021 of approximately $38 billion and $10 billion, respectively, from Tech Data. As the Company began integrating certain sales and other functions after the closing of the acquisition, these amounts represent an estimate of the Tech Data revenues for the fiscal years ended November 30, 2022 and 2021. It is not necessarily indicative of how the Tech Data operations would have performed on a stand-alone basis. As a result of certain integration activities subsequent to the date of acquisition, it is impracticable to disclose net income from Tech Data for the period subsequent to the acquisition date.
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
	Fiscal Years Ended November 30,
	2021	2020
Revenue	$60,623,568	$55,974,478
Income from continuing operations attributable to TD SYNNEX Corporation	519,688	349,356
Adjustments reflected in the pro forma results include the following:
•Amortization of acquired intangible assets
•Interest costs associated with the Merger
•Removal of certain non-recurring transaction costs of $22.3 million and non-recurring financing costs of $47.0 million
•Tax effects of adjustments based on an estimated statutory tax rate
NOTE 4—ACQUISITION, INTEGRATION AND RESTRUCTURING EXPENSES:
Acquisition, integration and restructuring costs are primarily comprised of costs related to the Merger, costs related to the Global Business Optimization 2 Program initiated by Tech Data prior to the Merger (the “GBO 2 Program”) and costs related to the Separation.
The Merger
The Company incurred acquisition, integration and restructuring costs related to the completion of the Merger, including professional services costs, personnel and other costs, long-lived assets charges and stock-based compensation expense. Professional services costs are primarily comprised of IT and other consulting services, as well as legal expenses. Personnel and other costs are primarily comprised of costs related to retention and other bonuses, severance and duplicative labor costs, as well as costs related to the settlement of certain outstanding long-term cash incentive awards for Tech Data upon closing of the Merger. Long-lived asset charges for fiscal year 2022 are primarily comprised of accelerated depreciation and amortization expense of $64.4 million due to changes in asset useful lives in conjunction with the consolidation of certain IT systems, as well as impairment charges. Long-lived asset charges for fiscal year 2021 represent an impairment charge of $22.2 million recorded for the write-off of capitalized costs associated with Tech Data’s tdONE program in conjunction with the decision to consolidate certain IT systems. Stock-based compensation expense primarily relates to costs associated with the conversion of certain Tech Data performance-based equity awards issued prior to the Merger into restricted shares of TD SYNNEX (refer to Note 6 – Share Based Compensation for further information) and expenses for certain restricted stock awards issued in conjunction with the Merger.
To date, acquisition and integration expenses related to the Merger were composed of the following:

	Fiscal Years Ended November 30,
	2022	2021
Professional services costs	$29,352	$22,288
Personnel and other costs	40,220	33,716
Long-lived assets charges	69,053	22,166
Stock-based compensation	52,171	20,113
Total	$190,796	$98,283
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
Acquisition, integration and restructuring costs under the GBO 2 Program for fiscal 2022 and 2021 included the following:

	Fiscal Years Ended November 30,
	2022	2021
Restructuring costs	$21,872	$8,709
Other costs	9,652	5,158
Total	$31,524	$13,867
Restructuring costs under the GBO 2 Program for fiscal 2022 and 2021 were composed of the following:

	Fiscal Years Ended November 30,
	2022	2021
Severance	$7,445	$2,893
Other exit costs	14,427	5,816
Total	$21,872	$8,709
Restructuring costs related to the GBO 2 Program by segment are as follows:

	Fiscal Years Ended November 30,
	2022	2021
Americas	$5,666	$2,658
Europe	15,737	5,746
APJ	469	305
Total	$21,872	$8,709
Restructuring activity during fiscal years 2022 and 2021 related to the GBO 2 Program is as follows:

Restructuring costs	Severance	Other Exit Costs	Total
Accrued Balance as of November 30, 2020	$—	$—	$—
Balance acquired related to the Merger	5,095	221	5,316
Expenses during fiscal 2021	2,893	5,816	8,709
Cash payments	(2,953)	(4,427)	(7,380)
Foreign currency translation	(117)	(19)	(136)
Accrued Balance as of November 30, 2021	4,918	1,591	6,509
Expenses during fiscal 2022	7,445	14,427	21,872
Cash payments	(6,628)	(15,064)	(21,692)
Foreign currency translation	(56)	(419)	(475)
Accrued Balance as of November 30, 2022	$5,679	$535	$6,214
The Separation
During the fiscal year ended November 30, 2020, the Company incurred $7.4 million in transaction costs related to the Separation of Concentrix.

NOTE 5—DISCONTINUED OPERATIONS:
The following table summarizes the financial results from discontinued operations of Concentrix included in the Consolidated Statement of Operations:

Fiscal Year Ended November 30,
2020
Revenue	$4,719,534
Costs and expenses	(4,410,773)
Interest expense and finance charges and others, net	(40,866)
Income from discontinued operations before taxes	267,895
Provision for income taxes	(73,273)
Income from discontinued operations, net of taxes	$194,622
There were no revenues earned or cost and expenses incurred of discontinued operations during the fiscal years ended November 30, 2022 or 2021. There were no non-cash items or capital expenditures of discontinued operations during the fiscal years ended November 30, 2022 or 2021. During the fiscal year ended November 30, 2020, significant non-cash items and capital expenditures of discontinued operations included in the Consolidated Statement of Cash Flows are outlined below:

Fiscal Year Ended November 30,
2020
Operating activities:
Depreciation and amortization	$276,566
Share-based compensation	15,572
Provision for doubtful accounts	8,139
Deferred income taxes	(29,470)
Unrealized foreign exchange losses	5,647
Investing activities:
Purchases of property and equipment	$171,332

The following table presents assets and liabilities that were transferred to Concentrix as of December 1, 2020:

Cash and cash equivalents	$152,656
Accounts receivable, net	1,079,086
Other current assets	189,323
Current assets of discontinued operations	$1,421,065

Property and equipment, net	$451,649
Goodwill	1,836,050
Intangible assets, net	798,959
Deferred tax assets	47,423
Other assets	620,099
Noncurrent assets of discontinued operations	$3,754,180

Borrowings, current	$33,756
Accounts payable	140,575
Accrued compensation and benefits	419,715
Other accrued liabilities	371,069
Income taxes payable	20,725
Current liabilities of discontinued operations	$985,840

Long-term borrowings	$1,111,362
Other long-term liabilities	601,885
Deferred tax liabilities	153,560
Noncurrent liabilities of discontinued operations	$1,866,807
In connection with the Separation, $3.8 million of accumulated other comprehensive income, net of income taxes, related to foreign currency translation adjustments, cash flow hedges and pension plan obligations was transferred to Concentrix on the Separation date.
NOTE 6—SHARE-BASED COMPENSATION:
Overview of Stock Incentive Plans
The Company’s stock incentive plans include plans adopted in 2020 and 2013 (the “TD SYNNEX Plan(s)”). The TD SYNNEX Plans, as amended, provide for the direct award or sale of shares of common stock, restricted stock awards ("RSAs"), restricted stock units ("RSUs"), the grant of options to purchase shares of common stock and the award of stock appreciation rights to employees and non-employee directors and consultants. No further grants may be made under the 2013 TD SYNNEX Plan and all outstanding awards under the 2013 TD SYNNEX Plan continue to be governed by their existing terms. As of November 30, 2022, there were 3.9 million shares of common stock authorized under the 2020 TD SYNNEX Plan available for future grants.
Under the TD SYNNEX Plans, qualified employees are eligible for the grant of incentive stock options to purchase shares of common stock. Qualified employees and outside directors and consultants are eligible for the grant of non-qualified stock options, stock appreciation rights, RSAs and RSUs. The outstanding RSAs and RSUs generally vest ratably on an annual basis over a period of three to five years, with certain awards subject to other vesting periods as defined per the grant agreement. RSAs granted to qualified non-employee directors vest one fourth on a quarterly basis over a one-year period. The holders of RSAs are entitled to the same voting, dividend and other rights as the Company’s common stockholders. Certain RSUs vest subject to the achievement of individual, divisional or company-wide performance goals. The majority of the performance-based RSUs vest at the end of three-year requisite service periods, subject to the achievement of company-wide financial performance goals approved by the Compensation Committee.

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
Unless terminated sooner, the 2020 TD SYNNEX Plan will terminate on March 17, 2030.
The Company recognizes share-based compensation expense for all share-based awards made to employees and directors, including employee stock options, RSAs, RSUs, performance-based RSUs and employee stock purchase rights, based on estimated fair values.
A summary of share-based compensation expense in the Consolidated Statements of Operations for TD SYNNEX stock incentive plans is presented below:

	Fiscal Years Ended November 30,
	2022	2021	2020
Selling, general and administrative expenses	$38,994	$33,078	$17,631
Acquisition, integration and restructuring costs (on awards issued in connection with the Merger)	$6,514	$8,289	$—
Total share-based compensation expense	$45,508	$41,367	$17,631
The Company settles all share-based award exercises with newly issued common shares or treasury shares.
Valuation Assumptions
The Company estimates the fair value of share-based payment awards on the grant date and recognizes as expense over the requisite service period in the Company’s Consolidated Financial Statements.
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
The fair value of stock awards is determined based on the stock price at the date of grant. For grants that do not accrue dividends or dividend equivalents, the fair value is the stock price reduced by the present value of estimated dividends over the vesting period. For performance-based RSUs, the grant-date fair value assumes that the targeted performance goals will be achieved. Over the performance period, the number of awards expected to vest will be adjusted higher or lower based on the probability of achievement of performance goals.
The Company accounts for expense reductions that result from the forfeiture of unvested awards in the period that the forfeitures occur.
Employee Stock Options
A summary of the changes in the Company’s stock options is set forth below:

	Options Outstanding
(number of shares in thousands)	Number of shares	Weighted- average exercise price per share
Balances, November 30, 2021	689	$66.29
Options granted	72	90.16
Options exercised	(84)	38.40
Balances, November 30, 2022	677	$72.29

The Company did not grant any options during the fiscal year 2020. The following assumptions were used in the Black-Scholes valuation model in fiscal years 2022 and 2021:

	Fiscal Years Ended November 30,
	2022	2021
Expected life (years)	5.5	5.5 - 6.1
Risk free interest rate	1.73% - 3.92%	0.72% - 1.16%
Expected volatility	39.10% - 40.18%	38.01% - 38.85%
Dividend yield	1.13% - 1.37%	0.75% - 0.88%
The weighted-average grant-date fair values of the stock options granted during fiscal years 2022 and 2021 were $33.57 and $34.37, respectively. As of November 30, 2022, 677 options were outstanding with a weighted-average remaining contractual term of 7.09 years, a weighted-average exercise price of $72.29 per option and an aggregate pre-tax intrinsic value of $21.1 million. As of November 30, 2022, 362 options were vested and exercisable with a weighted-average remaining contractual term of 6.01 years, a weighted-average exercise price of $60.52 per share and an aggregate pre-tax intrinsic value of $15.3 million.
The cash received from the exercise of options and the intrinsic values of options exercised during fiscal years 2022, 2021 and 2020 were as follows:

	Fiscal Years Ended November 30,
	2022	2021	2020
Intrinsic value of options exercised	$4,682	$16,163	$15,746
Cash received from exercise of options	$3,216	$10,541	$9,018
As of November 30, 2022, the unamortized share-based compensation expense related to unvested stock options under the TD SYNNEX Plans was $4.6 million which will be recognized over an estimated weighted-average amortization period of 2.49 years.
Restricted Stock Awards and Restricted Stock Units
A summary of the changes in the Company’s non-vested RSAs and RSUs during fiscal year 2022 is presented below:

	Number of shares	Weighted-average, grant-date fair value per share
Non-vested as of November 30, 2021	1,066	$100.20
RSAs granted	341	88.64
RSUs granted	350	99.12
RSAs and RSUs vested	(353)	93.23
RSAs and RSUs cancelled/forfeited(1)	(97)	74.87
Non-vested as of November 30, 2022	1,307	$95.69
__________________
(1) For performance-based RSUs, the difference between maximum awards and the actual number of shares issued upon full vesting is included.
The weighted-average grant-date fair value of the 537 RSAs and 147 RSUs granted during fiscal year 2021 were $100.04 and $96.29, respectively. The weighted-average grant-date fair value of the 60 RSAs and 3 RSUs granted during fiscal year 2020 were $97.40 and $110.58, respectively.
As of November 30, 2022, there was $74.1 million of total unamortized share-based compensation expense related to non-vested RSAs and RSUs granted under the TD SYNNEX Plans. That cost is expected to be recognized over an estimated weighted-average amortization period of 2.06 years.

In connection with the Separation, as required by the TD SYNNEX stock incentive plans, the Company made certain adjustments to outstanding employee equity awards with the intention of preserving the intrinsic value of the awards prior to the Separation. In accordance with the employee matters agreement, each exercisable and non-exercisable stock option and unvested RSA was modified into similar awards of both SYNNEX and Concentrix and the exercise price of outstanding stock options was adjusted to preserve the intrinsic value of the awards. Certain RSUs and performance-contingent awards were modified to provide the holders RSUs and performance contingent awards in the company that employs such employee following the Separation. When settled wholly in the employer’s shares, the ratio was based on the closing stock price of SYNNEX at November 30, 2020 compared to the opening stock price of the respective entity on December 1, 2020. The options strike prices were adjusted in the same manner. The modification of these awards did not result in material incremental compensation cost.
Tech Data Equity Awards
Prior to the Merger, certain of Tech Data’s employees were granted performance-based equity awards in Tiger Parent Holdings L.P., a partnership entity that was the parent company of Tiger Parent (AP) Corporation and Tech Data, that were unvested at the time of the closing of the Merger. Upon closing of the Merger, the unvested performance-based equity awards were converted by Tiger Parent Holdings L.P. from shares received at closing into restricted shares of TD SYNNEX that vest over 2 years.
The following table summarizes the activity related to these restricted shares during the year ended November 30, 2022:

(in thousands)	Restricted shares
Nonvested at November 30, 2021	751
Vested	(363)
Canceled	(38)
Nonvested at November 30, 2022	350
The restricted shares had a fair value of $127.60 per share upon closing of the Merger which is being recorded as share-based compensation expense on a straight-line basis over the vesting period in “Acquisition, integration, and restructuring costs” in the Consolidated Statements of Operations. The Company recorded $45.7 million and $11.8 million of share-based compensation expense related to these restricted shares in "Acquisition, integration, and restructuring costs" during fiscal years 2022 and 2021, respectively. As of November 30, 2022, there was $35.6 million of total unamortized share-based compensation expense related to these unvested awards to be recognized over a weighted-average amortization period of 0.75 years.
2014 Employee Stock Purchase Plan
On January 6, 2014, the Board of Directors approved the adoption of the 2014 Employee Stock Purchase Plan (“2014 ESPP”) to succeed the Company's 2003 Employee Stock Purchase Plan. The 2014 ESPP, as amended, commenced on January 1, 2015 with 750 authorized shares, which was due to antidilution provisions in the 2014 ESPP increased by 537 authorized shares following the Separation. Under the 2014 ESPP, there are four offering periods of three months each in a calendar year. Eligible employees in the United States can choose to have a fixed percentage deducted from their bi-weekly compensation, subject to a maximum purchase limit of $10 thousand in a calendar year, to purchase the Company’s common stock at a discount of 5%. Highly compensated employees are not eligible to participate in the plan.
Share-based compensation expense related to the 2014 ESPP was immaterial during fiscal years 2022, 2021 and 2020.
Tax Benefit of Share-Based Compensation Expense
During fiscal years 2022, 2021 and 2020, the Company recognized income tax benefits related to the plans discussed above of $8.2 million, $12.1 million, and $4.4 million, respectively, within the provision for income taxes.

NOTE 7—STOCKHOLDERS’ EQUITY:
Share Repurchase Program
In June 2020, the Board of Directors authorized a three-year $400.0 million share repurchase program, effective July 1, 2020, pursuant to which the Company may repurchase its outstanding common stock from time to time in the open market or through privately negotiated transactions.
The following table presents information with respect to purchases of common stock by the Company under the share repurchase program during the year ended November 30, 2022.

	Shares	Weighted-average price per share
Treasury stock balance at November 30, 2021	2,633	$76.40
Shares of treasury stock repurchased under share repurchase program	1,297	96.37
Shares of treasury stock repurchased for tax withholdings on equity awards	119	93.14
Treasury stock balance at November 30, 2022	4,049	$83.29
In January 2023, the Board of Directors authorized a new three-year $1.0 billion share repurchase program, replacing the existing $400.0 million share repurchase program, pursuant to which the Company may repurchase its outstanding common stock from time to time in the open market or through privately negotiated transactions.
Dividends
The Company declared cumulative cash dividends of $1.20, $0.80 and $0.40 per share during the years ended November 30, 2022, 2021 and 2020, respectively. On January 10, 2023, the Company announced a cash dividend of $0.35 per share to stockholders of record as of January 20, 2023, payable on January 27, 2023. Dividends are subject to continued capital availability and the declaration by the Board of Directors in the best interest of the Company’s stockholders.
NOTE 8—BALANCE SHEET COMPONENTS:
Cash, cash equivalents and restricted cash:
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	As of November 30,
	2022	2021
Cash and cash equivalents	$522,604	$993,973
Restricted cash included in other current assets	252	940
Cash, cash equivalents and restricted cash	$522,856	$994,913
Accounts receivable, net:

	As of November 30,
	2022	2021
Accounts receivable	$9,550,741	$8,424,868
Less: Allowance for doubtful accounts	(129,742)	(114,836)
Accounts receivable, net	$9,420,999	$8,310,032

Receivables from vendors, net:

	As of November 30,
	2022	2021
Receivables from vendors	$831,539	$1,130,091
Less: Allowance for doubtful accounts	(12,404)	(11,128)
Receivables from vendors, net	$819,135	$1,118,963
Allowance for doubtful trade receivables:

Balance at November 30, 2019	$23,865
Additions	42,592
Write-offs, reclassifications and foreign exchange translation	904
Balance at November 30, 2020	67,361
Acquisitions	75,362
Additions	(7,544)
Write-offs, reclassifications and foreign exchange translation	(20,343)
Balance at November 30, 2021	114,836
Additions	34,741
Write-offs, reclassifications and foreign exchange translation	(19,835)
Balance at November 30, 2022	$129,742
Allowance for receivables from vendors:

Balance at November 30, 2019	$5,481
Additions	—
Write-offs, reclassifications and foreign exchange translation	(354)
Balance at November 30, 2020	5,126
Acquisitions	7,524
Additions	588
Write-offs, reclassifications and foreign exchange translation	(2,110)
Balance at November 30, 2021	11,128
Additions	1,497
Write-offs, reclassifications and foreign exchange translation	(221)
Balance at November 30, 2022	$12,404
Property and equipment, net:

	As of November 30,
	2022	2021
Land	$27,311	$28,409
Equipment, computers and software	414,359	406,972
Furniture and fixtures	59,349	53,766
Buildings, building improvements and leasehold improvements	219,859	218,284
Construction-in-progress	6,859	1,045
Total property and equipment, gross	$727,737	708,476
Total accumulated depreciation	(306,673)	(225,033)
Property and equipment, net	$421,064	$483,443

Depreciation and amortization expense for fiscal years 2022, 2021 and 2020, was $164.2 million, $44.2 million and $24.9 million, respectively. Fiscal year 2022 includes accelerated depreciation and amortization expense of $64.4 million due to changes in asset useful lives in conjunction with the consolidation of certain IT systems, which is recorded in "Acquisition, integration and restructuring expenses" in the Consolidated Statements of Operations.
Goodwill:

	Fiscal Year Ended November 30, 2022
	Americas	Europe	APJ	Total
Balance, beginning of year	$2,451,478	$1,381,023	$84,775	$3,917,276
Adjustments to fair value during the measurement period for the Merger	16,619	31,404	(4,291)	43,732
Foreign exchange translation	(16,271)	(135,201)	(5,686)	(157,158)
Balance, end of year	$2,451,826	$1,277,226	$74,798	$3,803,850
Intangible assets, net:

	As of November 30, 2022			As of November 30, 2021
	Gross Amounts	Accumulated Amortization	Net Amounts	Gross Amounts	Accumulated Amortization	Net Amounts
Intangible assets with indefinite lives:
Trade name	$1,003,974	$—	$1,003,974	$1,050,071	$—	$1,050,071
Intangible assets with finite lives:
Customer relationships	$3,800,710	$(453,439)	$3,347,271	$3,958,033	$(186,263)	$3,771,770
Vendor lists	176,910	(115,814)	61,096	177,105	(98,670)	78,435
Other intangible assets	28,215	(17,679)	10,536	28,213	(15,365)	12,848
	$5,009,809	$(586,932)	$4,422,877	$5,213,422	$(300,298)	$4,913,124
Amortization expense for fiscal years 2022, 2021 and 2020, was $299.2 million, $105.3 million and $40.1 million, respectively.
Estimated future amortization expense of the Company’s intangible assets is as follows:

Fiscal years ending November 30,
2023	$288,230
2024	283,421
2025	279,994
2026	277,216
2027	274,152
Thereafter	2,015,889
Total	$3,418,902

Accumulated other comprehensive income (loss)
The components of accumulated other comprehensive income (loss) ("AOCI"), net of taxes, were as follows:

	Unrealized gains (losses) on cash flow hedges, net of taxes	Foreign currency translation adjustment and other, net of taxes	Total
Balance, beginning of year	$(48,803)	$(287,391)	$(336,194)
Other comprehensive income (loss) before reclassification	35,046	(438,488)	(403,442)
Reclassification of (gains) losses from other comprehensive income (loss)	19,926	—	19,926
Balance, end of year	$6,169	$(725,879)	$(719,710)
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
Cash Flow Hedges
The Company uses interest rate swap derivative contracts to economically convert a portion of its variable-rate debt to fixed-rate debt. The swaps have maturities at various dates through October 2023. The Company terminated interest rate swaps with a notional value of $400.0 million in December 2021. Gains and losses on cash flow hedges are recorded in AOCI until the hedged item is recognized in earnings. Deferred gains and losses associated with cash flow hedges of interest payments are recognized in "Interest expense and finance charges, net" in the Consolidated Statements of Operations in the same period as the related expense is recognized. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified into earnings in the period of de-designation. Any subsequent changes in fair value of such derivative instruments are recorded in earnings unless they are re-designated as hedges of other transactions.
Net Investment Hedges
The Company has entered into foreign currency forward contracts to hedge a portion of its net investment in euro denominated foreign operations which are designated as net investment hedges. The Company entered into the net investment hedges to offset the risk of change in the U.S. dollar value of the Company's investment in a euro functional subsidiary due to fluctuating foreign exchange rates.
The aggregate notional values of the Company's outstanding net investment hedge contracts by year of maturity as of November 30, 2022 are as follows:

Fiscal years ending November 30,
2023	$7,500
2024	257,500
2025	4,375
2026	254,375
2027	—
Thereafter	—
Total	$523,750
The Company had no net investment hedges outstanding as of November 30, 2021.
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
Fair Values of Derivative Instruments in the Consolidated Balance Sheets
The fair values of the Company’s derivative instruments are disclosed in Note 10 - Fair Value Measurements and summarized in the table below:

	Value as of
Balance Sheet Line Item	November 30, 2022	November 30, 2021
Derivative instruments not designated as hedging instruments:
Foreign exchange forward contracts (notional value)	$1,853,188	$1,217,595
Other current assets	9,597	13,764
Other accrued liabilities	16,085	2,992
Derivative instruments designated as cash flow hedges:
Interest rate swaps (notional value)	$1,000,000	$1,500,000
Other current assets	17,222	—
Other accrued liabilities	—	38,670
Other long-term liabilities	—	24,151
Derivative instruments designated as net investment hedges:
Foreign currency forward contracts (notional value)	$523,750	$—
Other accrued liabilities	255	—
Other long-term liabilities	16,420	—
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

The Effect of Derivative Instruments on AOCI and the Consolidated Statements of Operations
The following table shows the gains and losses, before taxes, of the Company's derivative instruments designated as cash flow hedges and net investment hedges in Other Comprehensive Income (“OCI”), and not designated as hedging instruments in the Consolidated Statements of Operations for the periods presented:

	Location of Gains (losses) in Income	For the fiscal years ended November 30,
		2022	2021	2020

Derivative instruments designated as cash flow hedges:
Gains (losses) recognized in OCI on interest rate swaps		$46,502	$10,902	$(66,372)
Losses on interest rate swaps reclassified from AOCI into income	Interest expense and finance charges, net	$(26,443)	$(42,115)	$(34,443)

Derivative instruments designated as net investment hedges:
Losses recognized in OCI on foreign exchange forward contracts		$(18,477)	$—	$—
Gains recognized in income (amount excluded from effectiveness testing)	Interest expense and finance charges, net	$1,802	$—	$—

Derivative instruments not designated as hedging instruments:
Gains recognized from foreign exchange forward contracts, net(1)	Cost of revenue	$38,360	$18,073	$—
(Losses) gains recognized from foreign exchange forward contracts, net(1)	Other (expense) income, net	(10,504)	(6,878)	1,844
Gains (losses) recognized from interest rate swaps, net	Interest expense and finance charges, net	—	128	(643)
Total		$27,856	$11,323	$1,201
__________________
(1) The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies.
Except for the net investment hedge amount for fiscal 2022 shown above, there were no material gain or loss amounts excluded from the assessment of effectiveness. Existing net gains in AOCI that are expected to be reclassified into earnings in the normal course of business within the next twelve months are $9.6 million.
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
The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	As of November 30, 2022				As of November 30, 2021
		Fair value measurement category				Fair value measurement category
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Forward foreign currency exchange contracts not designated as hedges	$9,597	—	$9,597	—	$13,764	—	$13,764	—
Interest rate swaps	17,222	—	17,222	—	—	—	—	—
Liabilities:
Forward foreign currency exchange contracts not designated as hedges	$16,085	—	$16,085	—	$2,992	$—	$2,992	$—
Forward foreign currency exchange contracts designated as net investment hedges	16,675	—	16,675	—	—	—	—	—
Interest rate swaps	—	—	—	—	62,821	—	62,821	—
The fair values of forward exchange contracts are measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. Fair values of long-term foreign currency exchange contracts are measured using valuations based upon quoted prices for similar assets and liabilities in active markets and are valued by reference to similar financial instruments, adjusted for terms specific to the contracts. Fair values of interest rate swaps are measured using standard valuation models using inputs that are readily available in public markets, or can be derived from observable market transactions, including LIBOR spot and forward rates. The effect of nonperformance risk on the fair value of derivative instruments was not material as of November 30, 2022 and 2021.
The carrying values of accounts receivable, accounts payable and short-term debt approximate fair value due to their short maturities and interest rates which are variable in nature. The carrying value of the Company’s term loans approximate their fair value since they bear interest rates that are similar to existing market rates. The estimated fair value of the Senior Notes was approximately $2.1 billion and $2.4 billion at November 30, 2022 and 2021, respectively.
During the fiscal years ended November 30, 2022, 2021 and 2020, there were no transfers between the fair value measurement category levels.

NOTE 11—BORROWINGS:
Borrowings consist of the following:

	As of November 30,
	2022	2021
Committed and uncommitted revolving credit facilities and borrowings	$193,128	$106,256
Current portion of TD SYNNEX term loan	75,000	75,000
Borrowings, current	$268,128	$181,256

TD SYNNEX term loan	$1,350,000	$1,425,000
TD SYNNEX Senior Notes	2,500,000	2,500,000
Other credit agreements and long-term debt	9,690	72,258
Long-term borrowings, before unamortized debt discount and issuance costs	$3,859,690	$3,997,258
Less: unamortized debt discount and issuance costs	(24,025)	(42,082)
Long-term borrowings	$3,835,665	$3,955,176
TD SYNNEX United States Accounts Receivable Securitization Arrangement
In the United States, the Company has an accounts receivable securitization program to provide additional capital for its operations (the “U.S. AR Arrangement”). Under the terms of the U.S. AR Arrangement, the Company and its subsidiaries that are party to the U.S. AR Arrangement can borrow up to a maximum of $1.5 billion based upon eligible trade accounts receivable. The U.S. AR Arrangement has a maturity date of December 2024. The effective borrowing cost under the U.S. AR Arrangement is a blended rate based upon the composition of the lenders, that includes prevailing dealer commercial paper rates and a rate based upon the Secured Overnight Financing Rate ("SOFR"). In addition, a program fee payable on the used portion of the lenders’ commitment accrues at 0.75% per annum. A facility fee is payable on the adjusted commitment of the lenders, to accrue at different tiers ranging between 0.30% per annum and 0.40% per annum depending on the amount of outstanding advances from time to time.
Under the terms of the U.S. AR Arrangement, the Company and certain of its U.S. subsidiaries sell, on a revolving basis, their receivables to a wholly-owned, bankruptcy-remote subsidiary. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled approximately $2.9 billion as of November 30, 2022. The borrowings are funded by pledging all of the rights, title and interest in the receivables acquired by the Company's bankruptcy-remote subsidiary as security. Any amounts received under the U.S. AR Arrangement are recorded as debt on the Company's Consolidated Balance Sheets.
There were no amounts outstanding under the U.S. AR Arrangement at November 30, 2022 or 2021.
SYNNEX United States credit agreement
Prior to the Merger, in the United States, the Company had a senior secured credit agreement (as amended, the "U.S. Credit Agreement") with a group of financial institutions. The U.S. Credit Agreement included a $600.0 million commitment for a revolving credit facility and a term loan in the original principal amount of $1.2 billion. Interest on borrowings under the U.S. Credit Agreement was based on LIBOR or a base rate at the Company's option, plus a margin. The margin for LIBOR loans ranged from 1.25% to 2.00% and the margin for base rate loans ranged from 0.25% to 1.00%, provided that LIBOR was not less than zero. The base rate was a variable rate which was the highest of (a) the Federal Funds Rate, plus a margin of 0.5%, (b) the rate of interest announced, from time to time, by the agent, Bank of America, N.A., as its “prime rate,” and (c) the Eurodollar Rate, plus 1.0%. The unused revolving credit facility commitment fee ranged from 0.175% to 0.30% per annum. The margins above the applicable interest rates and the revolving commitment fee for revolving loans were based on the Company’s consolidated leverage ratio, as calculated under the U.S. Credit Agreement. The Company’s obligations under the U.S. Credit Agreement were secured by substantially all of the parent company’s and its United States domestic subsidiaries’ assets on a pari passu basis with the interests of the lenders under the U.S. Term Loan Credit Agreement (defined below) pursuant to an intercreditor agreement and were guaranteed by certain of the Company's United States domestic subsidiaries. The U.S. Credit Agreement was originally scheduled to mature in September 2022, however the U.S. Credit Agreement was terminated on September 1, 2021 and all outstanding balances were repaid in full as part of the Merger (see Note 3 – Acquisitions for further discussion).

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
TD SYNNEX Credit Agreement
In connection with the Merger Agreement, the Company entered into a credit agreement, dated as of April 16, 2021 (the “TD SYNNEX Credit Agreement”) with the lenders party thereto and Citibank, N.A., as agent, pursuant to which the Company received commitments for the extension of a senior unsecured revolving credit facility not to exceed an aggregate principal amount of $3.5 billion which revolving credit facility (the “TD SYNNEX revolving credit facility”) may, at the request of the Company but subject to the lenders’ discretion, potentially be increased by up to an aggregate amount of $500.0 million. There were no amounts outstanding under the TD SYNNEX revolving credit facility at November 30, 2022 or 2021. The TD SYNNEX Credit Agreement also includes a senior unsecured term loan (the “TD SYNNEX term loan” and, together with the TD SYNNEX revolving credit facility, the “TD SYNNEX credit facilities”) in an aggregate principal amount of $1.5 billion, that was fully funded in connection with the closing of the Merger. The borrower under the TD SYNNEX Credit Agreement is the Company. There are no guarantors of the TD SYNNEX Credit Agreement. The maturity of the TD SYNNEX Credit Agreement is on the fifth anniversary of the September 2021 closing date, to occur in September 2026, subject in the case of the TD SYNNEX revolving credit facility, to two one-year extensions upon the Company’s prior notice to the lenders and the agreement of the lenders to extend such maturity date.
The outstanding principal amount of the TD SYNNEX term loan is payable in quarterly installments in an amount equal to 1.25% of the original $1.5 billion principal balance, with the outstanding principal amount of the term loans due in full on the maturity date. Loans borrowed under the TD SYNNEX Credit Agreement bear interest, in the case of LIBOR (or successor) rate loans, at a per annum rate equal to the applicable LIBOR (or successor) rate, plus the applicable margin, which may range from 1.125% to 1.750%, based on the Company’s public debt rating (as defined in the TD SYNNEX Credit Agreement). The applicable margin on base rate loans is 1.00% less than the corresponding margin on LIBOR (or successor rate) based loans. In addition to these borrowing rates, there is a commitment fee that ranges from 0.125% to 0.300% on any unused commitment under the TD SYNNEX revolving credit facility based on the Company’s public debt rating. The effective interest rate for the TD SYNNEX term loan was 5.46% and 1.49% as of November 30, 2022 and 2021, respectively. The Company uses interest rate swap derivative contracts to economically convert a portion of the TD SYNNEX term loan to fixed-rate debt (see Note 9 - Derivative Instruments for further discussion).
The TD SYNNEX Credit Agreement contains various loan covenants that are customary for similar facilities for similarly rated borrowers that restricts the ability of the Company and its subsidiaries to take certain actions. The TD SYNNEX Credit Agreement also contains financial covenants that require compliance with a maximum debt to EBITDA ratio and a minimum interest coverage ratio, in each case tested on the last day of each fiscal quarter. The TD SYNNEX Credit Agreement also contains various customary events of default, including with respect to a change of control of the Company.
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
Other Borrowings and Term Debt
The Company has various other committed and uncommitted lines of credit with financial institutions, accounts receivable securitization arrangements, finance leases, short-term loans, term loans, credit facilities, and book overdraft facilities, totaling approximately $574.9 million in borrowing capacity as of November 30, 2022. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal. Interest rates and other terms of borrowing under these lines of credit vary by country, depending on local market conditions. There was $193.1 million outstanding on these facilities at November 30, 2022, at a weighted average interest rate of 4.69%, and there was $106.3 million outstanding at November 30, 2021, at a weighted average interest rate of 4.59%. Borrowings under these lines of credit facilities are guaranteed by the Company or secured by eligible accounts receivable.
On March 22, 2021, the Company had entered into a debt commitment letter (the “Commitment Letter”), under which Citigroup Global Markets Inc. and certain other financing institutions joining thereto pursuant to the terms thereof committed to provide (i) a $1.5 billion senior unsecured term bridge facility (the "Term Loan A Bridge Facility"), (ii) a $2.5 billion senior unsecured term bridge facility (the “Bridge Facility”) and (iii) a $3.5 billion senior unsecured revolving bridge facility (the "Bridge Revolving Facility"), subject to the satisfaction of certain customary closing conditions. On April 16, 2021, (i) the $1.5 billion commitment with respect to the Term Loan A Bridge Facility under the Commitment Letter and (ii) the $3.5 billion commitment with respect to the Bridge Revolving Facility under the Commitment Letter were reduced to zero, in each case, as a result of the Company entering into the TD SYNNEX Credit Agreement; and on August 9, 2021 the Bridge Facility was reduced to zero as a result of the issuance of the Senior Notes.
At November 30, 2022, the Company was also contingently liable for reimbursement obligations with respect to issued standby letters of credit in the aggregate outstanding amount of $82.5 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.

The maximum commitment amounts for local currency credit facilities have been translated into United States Dollars at November 30, 2022 exchange rates.
Future principal payments
As of November 30, 2022, future principal payments under the above loans are as follows:

Fiscal Years Ending November 30,
2023	$268,128
2024	784,488
2025	75,202
2026	1,900,000
2027	—
Thereafter	1,100,000
Total	$4,127,818
Covenant compliance
The Company's credit facilities have a number of covenants and restrictions that require the Company to maintain specified financial ratios. The covenants also limit the Company’s ability to incur additional debt, create liens, enter into agreements with affiliates, modify the nature of the Company’s business, and merge or consolidate. As of November 30, 2022, the Company was in compliance with the financial covenant requirements for the above arrangements.

NOTE 12—EARNINGS PER COMMON SHARE:
The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Fiscal Years Ended November 30,
	2022	2021	2020
Basic earnings per common share:
Income from continuing operations attributable to common stockholders(1)	$646,963	$391,025	$330,780
Income from discontinued operations attributable to common stockholders(1)	—	—	192,497
Net income attributable to common stockholders(1)	$646,963	$391,025	$523,276

Weighted-average number of common shares - basic	95,225	62,239	50,900

Basic earnings per common share
Continuing operations	$6.79	$6.28	$6.50
Discontinued operations	—	—	3.78
Total basic earnings per common share	$6.79	$6.28	$10.28

Diluted earnings per common share:
Income from continuing operations attributable to common stockholders(1)	$646,974	$391,051	$330,802
Income from discontinued operations attributable to common stockholders(1)	—	—	192,510
Net income attributable to common stockholders(1)	$646,974	$391,051	$523,313

Weighted-average number of common shares - basic	95,225	62,239	50,900
Effect of dilutive securities:
Stock options and RSUs	284	459	337
Weighted-average number of common shares - diluted	95,509	62,698	51,237

Diluted earnings per common share
Continuing operations	$6.77	$6.24	$6.46
Discontinued operations	—	—	3.76
Total diluted earnings per common share	$6.77	$6.24	$10.21

Anti-dilutive shares excluded from diluted earnings per share calculation	260	16	63
__________________
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

NOTE 13—SEGMENT INFORMATION:
Segment results for all prior periods have been restated for comparability to the Company’s current reportable segments (see Note 1 – Organization and Basis of Presentation for further discussion). Summarized financial information related to the Company’s reportable business segments for the periods presented is shown below:

	Americas	Europe	APJ	Consolidated
Fiscal Year ended November 30, 2022
Revenue	$38,791,102	$20,289,211	$3,263,497	$62,343,810
Operating income	734,103	227,249	89,521	1,050,873
Depreciation and amortization expense	(280,113)	(174,019)	(9,233)	(463,365)
Purchases of property and equipment(1)	(44,373)	(15,754)	(5,164)	(65,291)
Total assets	16,755,395	11,310,344	1,668,259	29,733,998
Fiscal Year ended November 30, 2021
Revenue	$23,317,274	$6,201,302	$2,095,593	$31,614,169
Operating income	497,964	79,153	46,100	623,218
Depreciation and amortization expense	(105,669)	(41,333)	(2,562)	(149,564)
Purchases of property and equipment(1)	(32,733)	(4,165)	(2,789)	(39,687)
Total assets	15,708,483	10,657,886	1,300,011	27,666,380
Fiscal Year ended November 30, 2020
Revenue	$17,844,621	$700,270	$1,432,259	$19,977,150
Operating income	438,667	43,463	39,211	521,341
Depreciation and amortization expense	(61,545)	(647)	(2,879)	(65,071)
Purchases of property and equipment(1)(2)	(24,722)	(439)	(1,472)	(26,633)
__________________
(1)Excludes purchases of capitalized software and application software.
(2)Excludes amounts related to Concentrix prior to the Separation.
The Company attributes revenues from external customers to the country from where products are delivered. Except for the United States, no other country accounted for 10% or more of the Company’s revenue for the periods presented. Except for the United States and France, no other country accounted for 10% or more of the Company’s property and equipment, net, less capitalized software and application software, for the periods presented:

	Fiscal Years Ended November 30,
	2022	2021	2020
Revenue:
United States	$34,104,786	$19,923,466	$15,267,536
Others	28,239,024	11,690,703	4,709,614
Total	$62,343,810	$31,614,169	$19,977,150

	As of November 30,
	2022	2021
Long-lived assets:
United States	$197,498	$199,209
France	35,142	38,933
Others	75,023	72,898
Total	$307,663	$311,040
NOTE 14—RELATED PARTY TRANSACTIONS:
The Company has a business relationship with MiTAC Holdings Corporation (“MiTAC Holdings”), a publicly-traded company in Taiwan, which began in 1992 when MiTAC Holdings became one of the Company’s primary investors through its affiliates. As of November 30, 2022 and 2021, MiTAC Holdings and its affiliates beneficially owned approximately 9.7% and 9.5% of the Company's outstanding common stock, respectively. Mr. Matthew Miau, Chairman Emeritus of the Company’s Board of Directors and a director, is the Chairman of MiTAC Holdings and a director or officer of MiTAC Holdings’ affiliates.
Beneficial ownership of the Company’s common stock by MiTAC Holdings
As noted above, MiTAC Holdings and its affiliates in the aggregate beneficially owned approximately 9.7% of the Company’s outstanding common stock as of November 30, 2022. These shares are owned by the following entities:

As of November 30, 2022
MiTAC Holdings(1)	5,300
Synnex Technology International Corp.(2)	3,860
Total	9,160
__________________
(1)Shares are held as follows: 302 shares by Silver Star Developments Ltd. and 2,595 shares by MiTAC International Corp., both of which are wholly owned subsidiaries of MiTAC Holdings, along with 2,403 shares held directly by MiTAC Holdings. Excludes 194 shares held directly by Mr. Miau, 217 shares indirectly held by Mr. Miau through a charitable remainder trust, and 190 shares held by his spouse.
(2)Synnex Technology International Corp. (“Synnex Technology International”) is a separate entity from the Company and is a publicly-traded corporation in Taiwan. Shares are held via Peer Development Ltd., a wholly-owned subsidiary of Synnex Technology International. MiTAC Holdings directly and indirectly owns a noncontrolling interest of 14.1% in MiTAC Incorporated, a privately-held Taiwanese company, which in turn holds a noncontrolling interest of 15.7% in Synnex Technology International. Neither MiTAC Holdings nor Mr. Miau is affiliated with any person(s), entity, or entities that hold a majority interest in MiTAC Incorporated.
The following table presents the Company's transactions with MiTAC Holdings and its affiliates for the periods indicated:

	Fiscal Years Ended November 30,
	2022	2021	2020
Purchases of inventories and services	$257,726	$199,698	$211,858
Sale of products to MiTAC Holdings and affiliates	1,317	623	764
Payments made for rent and overhead costs for use of facilities of MiTAC Holdings and affiliates, net	405	161	129
The following table presents the Company’s receivable from and payable to MiTAC Holdings and its affiliates for the periods presented:

	As of November 30,
	2022	2021
Receivable from related parties (included in Accounts receivable, net)	$1,222	$21,841
Payable to related parties (included in Accounts payable)	30,317	32,802
NOTE 15—EMPLOYEE BENEFITS PLANS:
The Company has 401(k) plans in the United States under which eligible co-workers may contribute up to the maximum amount as provided by law. Co-workers generally become eligible to participate in these plans on the first day of the month after their employment date. The Company may make discretionary contributions under the plans. During fiscal years 2022, 2021 and 2020, the Company contributed $15.8 million, $6.5 million and $2.7 million, respectively, to these 401(k) plans. Co-workers in certain of the Company's international subsidiaries are covered by government mandated defined contribution plans, which are not material to operations. Additionally, the Company has defined benefit plans sponsored by certain international subsidiaries which are not material to its operations.

NOTE 16—LEASES:
The Company leases certain of its facilities and equipment under noncancellable operating lease agreements, which expire in various periods through 2037. The Company’s finance leases are not material.
The following table presents the various components of lease costs.

	Fiscal Years Ended November 30,
	2022	2021	2020
Operating lease cost	$113,878	$48,167	$24,394
Short-term and variable lease cost	13,031	5,618	4,207
Sublease income	(1,067)	(223)	(7)
Total operating lease cost	$125,842	$53,562	$28,594
The following table presents a maturity analysis of expected undiscounted cash flows for operating leases on an annual basis for the next five years and thereafter as of November 30, 2022:

Fiscal Years Ending November 30,
2023	$90,560
2024	73,020
2025	61,211
2026	50,188
2027	36,432
Thereafter	193,591
Total payments	$505,002
Less: imputed interest*	(82,095)
Total present value of lease payments	$422,907
*Imputed interest represents the difference between undiscounted cash flows and discounted cash flows.
The following amounts were recorded in the Company's Consolidated Balance Sheet as of November 30, 2022 and 2021:

Operating leases	Balance sheet location	November 30, 2022	November 30, 2021
Operating lease ROU assets	Other assets, net	$406,165	$447,122
Current operating lease liabilities	Other accrued liabilities	89,397	109,490
Non-current operating lease liabilities	Other long-term liabilities	333,510	353,153
The following table presents supplemental cash flow information related to the Company's operating leases for fiscal years 2022, 2021 and 2020. Cash payments related to variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

	Fiscal Years Ended November 30,
Cash flow information	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$114,558	$29,887	$22,954
Non-cash ROU assets obtained in exchange for lease liabilities (subsequent to initial adoption)	72,885	34,179	25,172
The weighted-average remaining lease term and discount rate as of November 30, 2022 and 2021 were as follows:

Operating lease term and discount rate	2022	2021
Weighted-average remaining lease term (years)	8.43	8.11
Weighted-average discount rate	4.07%	4.05%

NOTE 17—INCOME TAXES:
The components of pretax income from continuing operations are as follows:

	Fiscal Years Ended November 30,
	2022	2021	2020
United States	$334,994	$246,331	$276,237
Foreign	492,136	220,154	159,910
	$827,130	$466,485	$436,146
Significant components of the provision for income taxes are as follows:

	Fiscal Years Ended November 30,
	2022	2021	2020
Current tax provision:
Federal	$88,745	$(8,838)	$56,355
State	35,320	13,916	19,537
Foreign	144,139	66,660	42,252
	$268,204	$71,738	$118,144
Deferred tax provision (benefit):
Federal	$(31,143)	$13,597	$(13,449)
State	(9,471)	(675)	(3,990)
Foreign	(51,767)	(13,244)	904
	$(92,381)	$(322)	$(16,535)
Total tax provision	$175,823	$71,416	$101,609
The breakdown of net deferred tax assets and liabilities are as follows:

	As of November 30,
	2022	2021
Deferred tax assets	$46,523	$27,287
Deferred tax liabilities	(942,250)	(1,015,640)
Total net deferred tax assets (liabilities)	$(895,727)	$(988,353)

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of November 30,
	2022	2021
Assets:
Loss carryforwards	$82,192	$98,472
Lease liabilities	96,236	92,803
Accrued liabilities	104,370	60,897
Foreign tax credit carryforwards	50,090	54,807
Disallowed interest expense	21,271	34,472
Allowance for doubtful accounts and sales return reserves	29,046	28,463
Capitalized inventory costs	6,541	20,527
Unrealized losses on cash flow hedges	3,820	17,668
Acquisition and transaction related costs	10,024	17,808
Share-based compensation expense	15,530	10,855
Deferred revenue	6,958	5,742
Long-lived assets	7,461	4,891
Other, net	2,385	6,303
	435,924	453,708
Less: valuation allowance	(102,891)	(123,435)
Total deferred tax assets	$333,033	$330,273
Liabilities:
Long-lived assets	$(1,112,041)	$(1,165,400)
Lease right-of-use assets	(96,738)	(99,033)
Deferred costs	(8,214)	(39,672)
Capitalized marketing program costs	(2,949)	(4,977)
Other, net	(8,818)	(9,544)
Total deferred tax liabilities	$(1,228,760)	$(1,318,626)
Net deferred tax (liability) asset	$(895,727)	$(988,353)
The decrease in the Company's overall deferred tax liability position is primarily due to a reversal of a portion of the Company's deferred tax liabilities. The net change in the deferred tax valuation allowances in fiscal 2022 was a decrease of $20.5 million primarily resulting from fair value adjustments recorded during the measurement period related to the Merger.
The valuation allowance at November 30, 2022 and November 30, 2021 primarily relates to carryforwards for foreign net operating losses and foreign tax credits in the United States. The Company considers all positive and negative evidence available in determining the potential of realizing deferred tax assets. To the extent that the Company generates consistent taxable income within those operations with valuation allowances, the Company may reduce the valuation allowances, thereby reducing income tax expense and increasing net income in the period the determination is made.
The Company’s net operating loss carryforwards totaled $321.6 million at November 30, 2022. The majority of the net operating losses have an indefinite carryforward period with the remaining portion expiring in fiscal years 2023 through 2039. In addition, the Company has an immaterial net amount of state net operating losses. The Company’s foreign tax credit carryforwards in the United States totaled $50.1 million at November 30, 2022. The foreign tax credits have a ten-year carryforward period, and the majority is set to expire in fiscal year 2025.

The reconciliation of the statutory United States federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Years Ended November 30,
	2022	2021	2020
United States federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	1.8	2.5	2.4
Global intangible low taxed income	0.2	0.6	0.3
Tax on foreign earnings different than US federal rate	(2.5)	1.6	1.7
Net changes in deferred tax valuation allowances	(0.9)	(0.4)	—
Interest not subject to tax, net	0.3	0.2	(1.8)
Capital loss carryback	(1.0)	(9.6)	—
Net changes in reserves for uncertain tax positions	(0.1)	(0.7)	—
Stock compensation related to Tech Data equity awards	1.4	—	—
Other, net	1.1	0.1	(0.4)
Effective income tax rate	21.3%	15.3%	23.3%
In connection with the Merger, the Company restructured its foreign financing structure, as well as select legal entities in anticipation of legally integrating legacy Tech Data and SYNNEX foreign operations. In addition to the treasury efficiencies, these restructurings resulted in a one-time domestic capital loss which would offset certain domestic capital gains when carried back under United States tax law to tax year 2020, resulting in a tax benefit of approximately $45.0 million during fiscal year 2021 and approximately $8.3 million during fiscal year 2022.
The Company’s United States business has sufficient cash flow and liquidity to fund its operating requirements and the Company expects and intends that profits earned outside the United States will be fully utilized and reinvested outside of the United States.
As of November 30, 2022, the Company had approximately $1.1 billion of undistributed earnings of its non-U.S. subsidiaries for which it has not provided for non-U.S. withholding taxes and state taxes because such earnings are intended to be reinvested indefinitely in international operations. It is not practicable to determine the amount of applicable taxes that would be due if such earnings were distributed. Accordingly, the Company has not provisioned United States state taxes and foreign withholding taxes on non-U.S. subsidiaries for which the earnings are permanently reinvested.
The Company has been granted tax holidays in certain jurisdictions, primarily, China. The tax holidays provide for lower rates of taxation and require various thresholds of investment and business activities in those jurisdictions. Certain tax holidays begin to expire in fiscal year 2023. The tax benefits from the above tax holidays for fiscal years 2022, 2021 and 2020 were not material.
The estimates and assumptions used by the Company in computing the income taxes reflected in the Company’s consolidated financial statements could differ from the actual results reflected in the income tax returns filed during the subsequent year. Adjustments are recorded based on filed returns when such returns are finalized or the related adjustments are identified.

The aggregate changes in the balances of gross unrecognized tax benefits, excluding accrued interest and penalties, during fiscal years 2022, 2021 and 2020 were as follows:

For the year ended November 30:	2022	2021	2020
Gross unrecognized tax benefits at beginning of period	$26,330	$12,513	$22,445
Increases (decreases) in tax positions for prior years and acquisitions	1,069	17,579	(880)
Decreases in tax positions for prior years	(189)	—	(3,097)
Increases in tax positions for current year	955	827	1,999
Expiration of statutes of limitation	(3,074)	(3,768)	(7,486)
Settlements	(3,375)	—	—
Changes due to translation of foreign currencies	(1,021)	(821)	(468)
Gross unrecognized tax benefits at end of period	$20,695	$26,330	$12,513
As of November 30, 2022, the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $20.7 million. Unrecognized tax benefits that have a reasonable possibility of significantly decreasing within the 12 months following November 30, 2022 would not have a material impact on the tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company’s accrued interest and penalties at November 30, 2022, would not have a material impact on the effective tax rate if reversed. The provision for income taxes for each of the fiscal years ended November 30, 2022, 2021 and 2020 includes interest expense on unrecognized income tax benefits for current and prior years which is not significant to the Company’s Consolidated Statement of Income. The change in the balance of accrued interest for fiscal 2022, 2021 and 2020, includes the current year end accrual, an interest benefit resulting from the expiration of statutes of limitation, and the translation adjustments on foreign currencies.
The Company conducts business primarily in the Americas, Europe and APJ, and as a result, one or more of its subsidiaries files income tax returns in the U.S. federal, various state, local and foreign tax jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. The Company is no longer subject to examinations by the Internal Revenue Service for years before fiscal 2019. The Company is no longer subject to foreign or state income tax audits for returns covering years through 2005, and fiscal year 2010, respectively.
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

The French Autorité de la Concurrence (“Competition Authority”) began in 2013 an investigation into the French market for certain products of Apple, Inc., (“Apple”) for which the Company is a distributor. In March 2020, the Competition Authority imposed fines on Tech Data, on another distributor, and on Apple, finding that Tech Data entered into an anticompetitive agreement with Apple regarding volume allocations of Apple products. The initial fine imposed on Tech Data was €76.1 million. The Company appealed its determination to the French courts, seeking to set aside or reduce the fine. Although the Company believed it had strong arguments on appeal, the Company determined that the best estimate of probable loss related to this matter as of November 30, 2021 was €36.0 million. Under French law, the pendency of the Company’s appeal does not suspend the obligation to pay the fine. Tech Data agreed with the French authorities to make eight equal installment payments in relation to the fine assessed for a total amount of €22.8 million on a quarterly basis from January 2021 through October 2022. Additionally, the Company provided a third-party surety bond to the Competition Authority to guarantee the payment of the amount of the fine and interest, if applicable.
On October 6, 2022, the appeals court issued a ruling that reduced the fine imposed on the Company from €76.1 million to €24.9 million. The Company continues to contest the arguments of the Competition Authority and has further appealed this matter. As a result of the appeals court ruling, the Company has determined that the best estimate of probable loss related to this matter as of November 30, 2022 is €24.9 million (approximately $25.7 million as of November 30, 2022), which has been paid in full. The Company decreased its accrual established for this matter by $10.8 million during fiscal year 2022 which is recorded in "Other (expense) income, net" in the Consolidated Statement of Operations. A civil lawsuit related to this matter, alleging anticompetitive actions in association with the established distribution networks for Apple, Tech Data and another distributor was filed by eBizcuss. The Company is currently evaluating this matter and cannot currently estimate the probability or amount of any potential loss.
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
Under the Separation and Distribution agreement, SYNNEX agreed to indemnify Concentrix, each of its subsidiaries and each of their respective directors, officers and co-workers from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to SYNNEX as part of the Separation. Similarly, Concentrix agreed to indemnify SYNNEX, each of its subsidiaries and each of their respective directors, officers and co-workers from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to Concentrix as part of the Separation. SYNNEX expects Concentrix to fully perform under the terms of the Separation and Distribution agreement.
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

TD SYNNEX CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended November 30, 2022, 2021 and 2020
(in thousands)
(Amounts may not add due to rounding)

	Balances at Beginning of Fiscal Year	Charged to Revenue and Expense, net	Additions and Measurement Period Adjustments Related to Acquisitions	Reclassifications and Write-offs	Balances at End of Fiscal Year
Fiscal Year Ended November 30, 2020
Allowance for sales returns-gross	$77,054	$17,385	$—	$183	$94,622
Allowance for deferred tax assets	6,226	(734)	—	—	5,492
Fiscal Year Ended November 30, 2021
Allowance for sales returns-gross	$94,622	$(12,241)	$89,321	$167	$171,869
Allowance for deferred tax assets	5,492	—	120,411	(2,468)	123,435
Fiscal Year Ended November 30, 2022
Allowance for sales returns-gross	$171,869	$43,127	$—	$(9,172)	$205,825
Allowance for deferred tax assets	123,435	(10,837)	(19,445)	9,738	102,891
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
Management’s Report on Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting on page 51, and the attestation report of KPMG LLP, an independent registered public accounting firm on page 52, is incorporated herein by reference.

Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with management’s evaluation during our last quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
Item 10.     Directors, Executive Officers and Corporate Governance
The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption “Election of Directors” “Corporate Governance -- Organization of the Board of Directors” contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2023 Annual Meeting of Stockholders to be held on March 21, 2023 (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Information About Our Executive Officers.”
Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. To the extent disclosure for delinquent reports is being made, it can be found under the caption “Delinquent Section 16(a) Reports” in the Proxy Statement and is incorporated herein by reference.
We have adopted a code of ethics that applies to all of our co-workers, including our principal executive officer, our principal financial and accounting officer, our controllers and persons performing similar functions. This code of ethical business conduct, called "Code of Conduct - Our Shared Principles", is available free of charge on our public website (www.tdsynnex.com) on the investor relations webpage. Future amendments or waivers relating to the code of ethics will be disclosed on the webpage referenced in this paragraph within five (5) business days following the date of such amendment or waiver.
Item 11.     Executive Compensation
The information required by this item is incorporated by reference from the information under the captions “Corporate Governance -- 2022 Directors’ Compensation Table,” “Corporate Governance -- Narrative to Directors’ Compensation Table,” “Executive Compensation,” and “Corporate Governance -- Compensation Committee Interlocks and Insider Participation” contained in the Proxy Statement.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item with respect to security ownership of certain beneficial owners and management is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement.

Equity Compensation Plan Information
The following table sets forth certain information regarding our equity compensation plans as of November 30, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)		Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders	677,466	(1)	$72.29	4,904,192	(2)(3)
Equity compensation plan not approved by security holders	—		—	—
Total	677,466	(1)	$72.29	4,904,192	(2)(3)
__________________
(1) Includes the number of shares to be issued under our 2013 and 2020 Plans. Please see Note 6 - Share-Based Compensation of the Notes to the Consolidated Financial Statements for further information regarding the plans.
(2) Includes the number of shares reserved for issuance under our 2020 Plan. The number of shares initially authorized for issuance under our 2020 Plan will not exceed the sum of (i) 2,493,196 shares of common stock plus (ii) any shares under the 2013 Plan that that are subject to outstanding awards to the extent those awards expire, terminate or are canceled for any reason prior to exercise without the issuance or delivery of such shares, any shares subject to vesting restrictions that are subsequently forfeited, and any reserved shares not issued or subject to outstanding awards, up to a maximum of 1,443,193 shares. Due to antidilution provisions in the 2020 TD SYNNEX Plan the number of authorized shares was increased by 2,620,859 shares following the Separation. Please see Note 6 - Share-Based Compensation of the Notes to the Consolidated Financial Statements for further information regarding the TD SYNNEX Plans.
(3) Includes 1,018,621 shares available-for-sale pursuant to our 2014 Employee Stock Purchase Plan. Shares of common stock will be purchased at a price equal to 95% of the fair market value per share of common stock on either the first trading` day of the offering period or on the last trading day of the accumulation period, whichever is lower. See Note 6 - Share-Based Compensation of the Notes to the Consolidated Financial Statements for further information regarding the 2014 Employee Stock Purchase Plan.
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

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report:
(1)Financial Statements
See Index under Item 8.
(2)Financial Statements Schedule
See Index under Item 8.
(3)Exhibits
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

4.1
Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended November 30, 2021).

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

4.12
MiTAC Letter Agreement, dated as of September 3, 2021, by and between SYNNEX Corporation, Silver Star Developments Ltd. And Peer Developments Ltd. (incorporated by reference to Exhibit 4.12 to the Company's Annual Report on Form 10-K for the year ended November 30, 2021).

10.1#	SYNNEX Corporation 2013 Stock Incentive Plan (incorporated by reference to the Company’s 2013 Proxy Statement on Schedule 14A (File No. 001-31892) filed on February 22, 2013).

10.2#
Amendment No. 1 to the SYNNEX Corporation 2013 Stock Incentive Plan (incorporated by reference to the Company’s additional definitive proxy materials to the 2013 Proxy Statement on Schedule 14A (File No. 001-31892) filed on March 5, 2013).

10.3#	Amendment No. 2 to the SYNNEX Corporation 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 2014).

10.4#	Amendment No. 3 to SYNNEX Corporation 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2016).

10.5#	Amendment No. 4 to SYNNEX Corporation 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2017).

10.6#	Amendment No. 5 to SYNNEX Corporation 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2018).

10.7#
Form of incentive award agreements related to the SYNNEX Corporation 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2014).

10.8#	SYNNEX Corporation 2020 Stock Incentive Plan (incorporated by reference to the Company’s 2020 proxy statement on Schedule 14A (File No. 001-31892) filed on February 10, 2020).

10.9#	Amendment No. 1 to SYNNEX Corporation's 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 7, 2020).

10.10#	Amendment No. 2 to SYNNEX Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on April 8, 2021).

10.11#
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

10.13#	Amendment to SYNNEX Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended November 30, 2011).

10.14#	TD SYNNEX Corporation 2014 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.20# to the Company's Annual Report on Form 10-K for the year ended November 30, 2021).

10.15#	SYNNEX Corporation 2016 Management Incentive Plan (incorporated by reference to the Company’s 2016 proxy statement on Schedule 14A (File No. 001-31892) filed on February 25, 2016).

10.16#	Offer Letter with Richard Hume dated August 31, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 2, 2021).

10.17#
Employment Agreement, dated as of January 4, 2018, by and between the Company and Dennis Polk (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 9, 2018).

10.18#
Amendment to Offer Letter dated January 4, 2018, by and between SYNNEX Corporation and Dennis Polk (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 26, 2021).

10.19#
Amendment No. 2 to Offer Letter dated September 28, 2021, by and between TD SYNNEX and Dennis Polk (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 28, 2021).

10.20#	Offer Letter, dated as of April 1, 2013, by and between the Company and Marshall Witt (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2013).

10.21#
Offer Letter, dated as of January 1, 2019, by and between the Company and Michael Urban (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 9, 2019).

10.22#
Manager’s Agreement Between TS Europe Executive BVBA and Mr. Patrick Zammit, dated as of February 1, 2017 (incorporated by reference to Exhibit 10-20 to Tech Data Corporation’s Form 10-K filed on March 25, 2020).

10.23#
Addendum to the Manager’s Agreement Between TS Europe Executive BVBA and Mr. Patrick Zammit, dated as of February 28, 2017 (incorporated by reference to Exhibit 10-21 to Tech Data Corporation’s Form 10-K filed on March 25, 2020).

10.24#
Offer Letter dated January 25, 2021, by and between SYNNEX Corporation and Peter Larocque (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 26, 2021).

10.25#	Advisor Agreement with Dwight Steffensen dated August 31, 2021 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on October 5, 2021).

10.26#	Form of Change of Control Severance Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.27#	Amendment to SYNNEX Corporation Change of Control Severance Plan (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).

10.28#
Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.29
Master HP Partner Agreement, dated as of March 1, 2011, by and between the Company and Hewlett-Packard Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 7, 2011).

10.30
Joint Sales and Marketing Agreement, dated as of May 6, 2002, by and between the Company and MiTAC International Corporation (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.31
Separation and Distribution Agreement between SYNNEX Corporation and Concentrix Corporation, dated as of November 30, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 2, 2020).

10.32
Employee Matters Agreement between SYNNEX Corporation and Concentrix Corporation, dated as of November 30, 2020 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 2, 2020).

10.33
Tax Matters Agreement between SYNNEX Corporation and Concentrix Corporation, dated as of November 30, 2020 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 2, 2020).

10.34
Master Commercial Agreement between SYNNEX Corporation and Concentrix Corporation, dated as of December 1, 2020 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on December 2, 2020).

10.35
Investor Rights Agreement dated September 1, 2021 between SYNNEX and Tiger Parent Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 2, 2021).

10.36
Credit Agreement dated as of April 16, 2021 among SYNNEX Corporation and named Initial Lenders and Citibank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2021).

10.37
Fifth Amended and Restated Receivables Funding and Administration Agreement, dated as of December 22, 2021, by and among SIT Funding Corporation, TD SYNNEX Corporation, the lenders party thereto and The Toronto-Dominion Bank, as agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2021).

10.38
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

10.39#	TD SYNNEX Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2022).

10.40#
Amendment No. 3 to Offer Letter dated January 4, 2023, by and between TD SYNNEX and Dennis Polk (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 10, 2023).

10.41#	Form of Notice of Stock Option Grant and Stock Option Agreement (U.S.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 19, 2022).

10.42#	Form of Notice of Stock Option Grant and Stock Option Agreement (non-U.S.) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 19, 2022).

10.43#	Form of Notice of Restricted Stock Award and Restricted Stock Agreement (U.S.) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 19, 2022).

10.44#	Form of Notice of Restricted Stock Award and Restricted Stock Agreement (non-U.S.) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 19, 2022).

10.45#
Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement (time-based) (U.S.) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 19, 2022).

10.46#
Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement (time-based) (non-U.S.) (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 19, 2022).

10.47#
Form of Notice of Performance-Based Restricted Stock Unit Award and Performance-Based Restricted Stock Unit Agreement (U.S.) (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on September 19, 2022).

10.48#
Form of Notice of Performance-Based Restricted Stock Unit Award and Performance-Based Restricted Stock Unit Agreement (non-U.S.) (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on September 19, 2022).

10.49
First Omnibus Amendment to the Fifth Amended and Restated Receivables Funding and Administration Agreement, dated as of August 22, 2022 by and among SIT Funding Corporation, TD SYNNEX Corporation, the lenders party thereto and The Toronto-Dominion Bank, as agent (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2022).

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
__________________
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

Date: January 23, 2023

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

Name	Title	Date
/s/ Richard T. Hume	Chief Executive Officer (Principal Executive Officer) and Director	January 23, 2023
Richard T. Hume

/s/ Marshall W. Witt	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	January 23, 2023
Marshall W. Witt

/s/ Dennis Polk	Executive Chair of the Board	January 23, 2023
Dennis Polk

/s/ Robert Kalsow-Ramos	Vice Chair of the Board	January 23, 2023
Robert Kalsow-Ramos

/s/ Matthew F.C. Miau	Chairman Emeritus of the Board	January 23, 2023
Matthew F.C. Miau

/s/ Ann F. Vezina	Lead Independent Director	January 23, 2023
Ann F. Vezina

/s/ Merline Saintil	Director	January 23, 2023
Merline Saintil

/s/ Nayaki Nayyar	Director	January 23, 2023
Nayaki Nayyar

/s/ Fred A. Breidenbach	Director	January 23, 2023
Fred A. Breidenbach

/s/ Matthew Nord	Director	January 23, 2023
Matthew Nord

/s/ Hau Lee	Director	January 23, 2023
Hau Lee

/s/ Duane E. Zitzner	Director	January 23, 2023
Duane E. Zitzner