Form 10-Q
period 2023-02-28
TD SYNNEX CORP
filed 2023-04-05
CIK 1177394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 29, 2023
Common Stock, $0.001 par value	94,357,028

TD SYNNEX CORPORATION
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
TD SYNNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(currency and share amounts in thousands, except par value)
(unaudited)

	February 28, 2023	November 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$539,285	$522,604
Accounts receivable, net	9,357,059	9,420,999
Receivables from vendors, net	974,720	819,135
Inventories	8,372,834	9,066,620
Other current assets	721,338	671,507
Total current assets	19,965,236	20,500,865
Property and equipment, net	429,882	421,064
Goodwill	3,832,762	3,803,850
Intangible assets, net	4,390,100	4,422,877
Other assets, net	617,186	585,342
Total assets	$29,235,166	$29,733,998

LIABILITIES AND EQUITY
Current liabilities:
Borrowings, current	$572,771	$268,128
Accounts payable	12,997,681	13,988,980
Other accrued liabilities	2,220,164	2,171,613
Total current liabilities	15,790,616	16,428,721
Long-term borrowings	3,815,952	3,835,665
Other long-term liabilities	528,842	501,856
Deferred tax liabilities	951,170	942,250
Total liabilities	21,086,580	21,708,492
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 200,000 shares authorized, 98,901 and 98,696 shares issued as of February 28, 2023 and November 30, 2022, respectively	99	99
Additional paid-in capital	7,400,752	7,374,100
Treasury stock, 5,287 and 4,049 shares as of February 28, 2023 and November 30, 2022, respectively	(458,698)	(337,217)
Accumulated other comprehensive loss	(635,609)	(719,710)
Retained earnings	1,842,042	1,708,234
Total stockholders' equity	8,148,586	8,025,506
Total liabilities and equity	$29,235,166	$29,733,998
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(currency and share amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	February 28, 2023	February 28, 2022
Revenue	$15,125,371	$15,469,977
Cost of revenue	(14,121,804)	(14,501,316)
Gross profit	1,003,567	968,661
Selling, general and administrative expenses	(654,223)	(652,851)
Acquisition, integration and restructuring costs	(51,182)	(93,370)
Operating income	298,162	222,440
Interest expense and finance charges, net	(80,200)	(42,343)
Other expense, net	(156)	(4,268)
Income before income taxes	217,806	175,829
Provision for income taxes	(50,786)	(43,505)
Net income	$167,020	$132,324
Earnings per common share:
Basic	$1.76	$1.38
Diluted	$1.75	$1.37
Weighted-average common shares outstanding:
Basic	94,259	95,584
Diluted	94,539	95,892
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(currency in thousands)
(unaudited)

	Three Months Ended
	February 28, 2023	February 28, 2022
Net income	$167,020	$132,324
Other comprehensive income:
Unrealized gains on cash flow hedges during the period, net of tax (expense) of ($289) and ($2,918) for the three months ended February 28, 2023 and 2022, respectively	866	8,902
Reclassification of net (gains) losses on cash flow hedges to net income, net of tax expense (benefit) of $285 and ($2,459) for the three months ended February 28, 2023 and 2022, respectively	(854)	7,501
Total change in unrealized gains on cash flow hedges, net of taxes	12	16,403
Foreign currency translation adjustments and other, net of tax benefit (expense) of $1,919 and ($75) for the three months ended February 28, 2023 and 2022, respectively	84,089	2,776
Other comprehensive income	84,101	19,179
Comprehensive income	$251,121	$151,503
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(currency in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	February 28, 2023	February 28, 2022
Total Stockholders' equity, beginning balance	$8,025,506	$7,905,975

Common stock and additional paid-in capital:
Beginning balance	7,374,199	7,271,435
Share-based compensation	24,595	20,327
Common stock issued for employee benefit plans	2,057	2,116
Ending balance	7,400,851	7,293,878

Treasury stock:
Beginning balance	(337,217)	(201,139)
Repurchases of common stock for tax withholdings on equity awards	(6,681)	(5,478)
Repurchases of common stock	(114,800)	(23,757)
Ending balance	(458,698)	(230,374)

Retained earnings:
Beginning balance	1,708,234	1,171,873
Net income	167,020	132,324
Cash dividends declared	(33,212)	(28,829)
Ending balance	1,842,042	1,275,368

Accumulated other comprehensive loss:
Beginning balance	(719,710)	(336,194)
Other comprehensive income	84,101	19,179
Ending balance	(635,609)	(317,015)

Total stockholders' equity, ending balance	$8,148,586	$8,021,857

Cash dividends declared per share	$0.35	$0.30
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(currency in thousands)
(unaudited)

	Three Months Ended
	February 28, 2023	February 28, 2022
Cash flows from operating activities:
Net income	$167,020	$132,324
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	104,678	155,501
Share-based compensation	24,595	20,327
Provision for doubtful accounts	5,898	15,927
Other	2,326	3,424
Changes in operating assets and liabilities:
Accounts receivable, net	187,536	(420,981)
Receivables from vendors, net	(148,081)	14,721
Inventories	740,959	(1,243,348)
Accounts payable	(1,140,046)	149,738
Other operating assets and liabilities	(47,680)	(148,081)
Net cash used in operating activities	(102,795)	(1,320,448)
Cash flows from investing activities:
Purchases of property and equipment	(37,278)	(25,217)
Other	3,071	—
Net cash used in investing activities	(34,207)	(25,217)
Cash flows from financing activities:
Dividends paid	(33,212)	(28,829)
Repurchases of common stock	(114,800)	(23,757)
Net borrowings on revolving credit loans	303,349	930,844
Principal payments on long term debt	(21,166)	(20,400)
Proceeds from issuance of common stock	2,057	2,116
Repurchases of common stock for tax withholdings on equity awards	(6,681)	(5,478)
Net cash provided by financing activities	129,547	854,496
Effect of exchange rate changes on cash, cash equivalents and restricted cash	23,884	6,663
Net increase (decrease) in cash, cash equivalents and restricted cash	16,429	(484,506)
Cash, cash equivalents and restricted cash at beginning of period	522,856	994,913
Cash, cash equivalents and restricted cash at end of period	$539,285	$510,407
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 28, 2023 and 2022
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION:
TD SYNNEX Corporation (together with its subsidiaries, herein referred to as “SYNNEX”, "TD SYNNEX" or the “Company”) is a leading global distributor and solutions aggregator for the information technology ("IT") ecosystem, headquartered in Fremont, California and Clearwater, Florida and has operations in North and South America, Europe and Asia-Pacific and Japan. The Company operates in three reportable segments based on its geographic regions: the Americas, Europe and Asia-Pacific and Japan ("APJ").
On March 22, 2021, SYNNEX entered into an agreement and plan of merger (the “Merger Agreement”) which provided that legacy SYNNEX Corporation would acquire legacy Tech Data Corporation, a Florida corporation ("Tech Data") through a series of mergers, which would result in Tech Data becoming an indirect subsidiary of TD SYNNEX Corporation (collectively, the "Merger"). On September 1, 2021, pursuant to the terms of the Merger Agreement, the Company acquired all the outstanding shares of common stock of Tiger Parent (AP) Corporation, the parent corporation of Tech Data, for consideration of $1.6 billion in cash ($1.1 billion in cash after giving effect to a $500.0 million equity contribution by Tiger Parent Holdings, L.P., Tiger Parent (AP) Corporation's sole stockholder and an affiliate of Apollo Global Management, Inc., to Tiger Parent (AP) Corporation prior to the effective time of the Merger) and 44 million shares of common stock of SYNNEX valued at approximately $5.6 billion. The combined company is referred to as TD SYNNEX.
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
The accompanying interim unaudited Consolidated Financial Statements as of February 28, 2023 and for the three months ended February 28, 2023 and 2022 have been prepared by the Company, without audit, in accordance with the rules and regulations of the United States ("U.S.") Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2022.
Interim results of operations are not necessarily indicative of financial results for a full year, and the Company makes no representations related thereto. Certain columns and rows may not add or compute due to the use of rounded numbers.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
For a discussion of the Company’s significant accounting policies, refer to the discussion in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2022. No significant new accounting pronouncements were adopted during the three months ended February 28, 2023.
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
For the three months ended February 28, 2023 and 2022
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, accounts receivable, receivables from vendors and derivative instruments.
The Company’s cash and cash equivalents and derivative instruments are transacted and maintained with financial institutions with high credit standing, and their compositions and maturities are regularly monitored by management. Through February 28, 2023, the Company has not experienced any material credit losses on such deposits and derivative instruments.
Accounts receivable include amounts due from customers, including related party customers. Receivables from vendors, net, includes amounts due from original equipment manufacturer ("OEM") vendors primarily in the technology industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for expected credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of its receivable portfolio, the existence of credit insurance and specifically identified customer and vendor risks.
The following table provides revenue generated from products purchased from vendors that exceeded 10% of our consolidated revenue for the periods indicated (as a percent of consolidated revenue):

	Three Months Ended
	February 28, 2023	February 28, 2022
Apple, Inc.	11%	13%
HP Inc.	N/A(1)	10%
_________________________
(1) Revenue generated from products purchased from this vendor was less than 10% of consolidated revenue during the period presented.
One customer accounted for 11% of the Company's total revenue during the three months ended February 28, 2023. No single customer accounted for more than 10% of the Company's total revenue during the three months ended February 28, 2022. As of February 28, 2023 and November 30, 2022, no single customer comprised more than 10% of the consolidated accounts receivable balance.
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

The Company has uncommitted supply-chain financing programs with global financial institutions under which trade accounts receivable of certain customers and their affiliates may be acquired, without recourse, by the financial institutions. Available capacity under these programs is dependent on the level of the Company’s trade accounts receivable with these customers and the financial institutions’ willingness to purchase such receivables. In addition, certain of these programs also require that the Company continue to service, administer and collect the sold accounts receivable. As of February 28, 2023 and November 30, 2022, accounts receivable sold to and held by the financial institutions under these programs were $1.1 billion and $1.4 billion, respectively. Discount fees related to the sale of trade accounts receivable under these facilities are included in “Interest expense and finance charges, net” in the Consolidated Statements of Operations. Discount fees for these programs totaled $11.7 million and $3.0 million in the three months ended February 28, 2023 and 2022, respectively.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 28, 2023 and 2022
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
Seasonality
The Company's operating results are affected by the seasonality of the IT products industry. The Company has historically experienced slightly higher sales in the first and fourth fiscal quarters due to patterns in capital budgeting, federal government spending and purchasing cycles of its customers and end-users. These historical patterns may not be repeated in subsequent periods.
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
For the three months ended February 28, 2023 and 2022
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
Recently Issued Accounting Pronouncements
In September 2022, the FASB issued an accounting standards update which will require new enhanced disclosures by the buyer in supplier finance programs. Disclosures will include key terms of the program, including payment terms, along with the amount of related obligations, the financial statement caption that includes such obligations, and a rollforward of activity related to the obligations during the period. The new accounting standard must be adopted retrospectively to the earliest comparative period presented, except for the rollforward requirement, which should be adopted prospectively. The accounting standard is effective for the Company beginning with the quarter ending February 29, 2024, except for the rollforward requirement which is effective for the quarter ending February 28, 2025. Early adoption is permitted. While the new accounting standard is not expected to have an impact on the Company's financial condition, results of operations or cash flows, the Company is currently evaluating the impact the new accounting standard will have on disclosures related to its supplier finance program obligations in the notes to the consolidated financial statements.
In March 2020, the FASB issued optional guidance for a limited time to ease the potential burden in accounting for or recognizing the effects of reference rate reform, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”) on financial reporting. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments are elective and are effective upon issuance for all entities through December 31, 2022, which was extended through December 31, 2024 per an update the FASB issued in December 2022. The Company does not currently expect any material impacts from the adoption of this new guidance.
NOTE 3—ACQUISITION, INTEGRATION AND RESTRUCTURING COSTS:
Acquisition, integration and restructuring costs are primarily comprised of costs related to the Merger and costs related to the Global Business Optimization 2 Program initiated by Tech Data prior to the Merger (the “GBO 2 Program”).
The Merger
The Company incurred acquisition, integration and restructuring costs related to the completion of the Merger, including professional services costs, personnel and other costs, long-lived assets charges and termination fees, and stock-based compensation expense. Professional services costs are primarily comprised of IT and other consulting services, as well as legal expenses. Personnel and other costs are primarily comprised of costs related to retention and other bonuses, severance and duplicative labor costs. Long-lived assets charges and termination fees are comprised of accelerated depreciation and amortization expense of $6.2 million and $52.9 million recorded during the three months ended February 28, 2023 and 2022, respectively, due to changes in asset useful lives in conjunction with the consolidation of certain IT systems, as well as $10.2 million recorded during the three months ended February 28, 2023 for termination fees related to certain IT systems. Stock-based compensation expense primarily relates to costs associated with the conversion of certain Tech Data performance-based equity awards issued prior to the Merger into restricted shares of TD SYNNEX (refer to Note 4 - Share-Based Compensation for further information) and expenses for certain restricted stock awards issued in conjunction with the Merger.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 28, 2023 and 2022
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
During the three months ended February 28, 2023 and 2022, acquisition and integration expenses related to the Merger were composed of the following:

	Three Months Ended
	February 28, 2023	February 28, 2022
Professional services costs	$6,810	$8,148
Personnel and other costs	13,007	10,944
Long-lived assets charges and termination fees	16,376	52,871
Stock-based compensation	11,521	13,576
Total	$47,714	$85,539
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
The Company incurred acquisition, integration and restructuring costs under the GBO 2 Program of $3.5 million and $7.8 million during the three months ended February 28, 2023 and 2022, respectively. The Company does not expect to incur material costs under the GBO 2 Program in future periods. Cash payments related to restructuring costs and accrued restructuring balances related to the GBO 2 Program are not material as of February 28, 2023.
NOTE 4—SHARE-BASED COMPENSATION:
Overview of TD SYNNEX Stock Incentive Plans
The Company recognizes share-based compensation expense for all share-based awards made to employees and directors, including employee stock options, restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance-based RSUs and employee stock purchase rights, based on estimated fair values.
The following tables summarize the Company's share-based awards activity for TD SYNNEX stock incentive plans during the three months ended February 28, 2023.
A summary of the changes in the Company's stock options is set forth below:

Stock options
Balances, November 30, 2022	677
Exercised	(26)
Balances, February 28, 2023	651

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 28, 2023 and 2022
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
A summary of the changes in the Company's non-vested RSAs and RSUs is presented below:

RSAs and RSUs
Nonvested at November 30, 2022	1,307
Granted	44
Vested	(165)
Canceled	(43)
Nonvested at February 28, 2023	1,143
A summary of share-based compensation expense in the Consolidated Statements of Operations for TD SYNNEX stock incentive plans is presented below:

	Three Months Ended
	February 28, 2023	February 28, 2022
Selling, general and administrative expenses	$13,074	$6,750
Acquisition, integration and restructuring costs (on awards issued in connection with the Merger )	1,492	1,803
Total share-based compensation expense	$14,566	$8,553
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
The following table summarizes the activity related to these restricted shares during the three months ended February 28, 2023:

Restricted shares
Nonvested at November 30, 2022	350
Vested	(12)
Canceled	(30)
Nonvested at February 28, 2023	308
The restricted shares had a fair value of $127.60 per share upon closing of the Merger which is being recorded as share-based compensation expense on a straight-line basis over the vesting period in “Acquisition, integration, and restructuring costs” in the Consolidated Statement of Operations. The Company recorded $10.0 million and $11.7 million of share-based compensation expense related to these restricted shares in “Acquisition, integration, and restructuring costs” during the three months ended February 28, 2023 and 2022, respectively. As of February 28, 2023, there was $19.8 million of total unamortized share-based compensation expense related to these restricted shares to be recognized over a weighted-average amortization period of 0.5 years.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 28, 2023 and 2022
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
NOTE 5—BALANCE SHEET COMPONENTS:
Cash, cash equivalents and restricted cash:
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	As of
	February 28, 2023	November 30, 2022
Cash and cash equivalents	$539,285	$522,604
Restricted cash included in other current assets	—	252
Cash, cash equivalents and restricted cash	$539,285	$522,856
Accounts receivable, net:

	As of
	February 28, 2023	November 30, 2022
Accounts receivable	$9,493,317	$9,550,741
Less: Allowance for doubtful accounts	(136,258)	(129,742)
Accounts receivable, net	$9,357,059	$9,420,999
Receivables from vendors, net:

	As of
	February 28, 2023	November 30, 2022
Receivables from vendors	$991,783	$831,539
Less: Allowance for doubtful accounts	(17,063)	(12,404)
Receivables from vendors, net	$974,720	$819,135
Allowance for doubtful trade receivables:

Balance at November 30, 2022	$129,742
Additions	5,898
Write-offs, recoveries, reclassifications and foreign exchange translation	618
Balance at February 28, 2023	$136,258

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 28, 2023 and 2022
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
Allowance for doubtful receivables from vendors:

Balance at November 30, 2022	$12,404
Additions	4,918
Write-offs, reclassifications and foreign exchange translation	(259)
Balance at February 28, 2023	$17,063
Accumulated other comprehensive loss:
The components of accumulated other comprehensive loss (“AOCI”), net of taxes, were as follows:

	Unrealized gains on cash flow hedges, net of taxes	Foreign currency translation adjustment and other, net of taxes	Total
Balance as of November 30, 2022	$6,169	$(725,879)	$(719,710)
Other comprehensive income before reclassification	866	84,089	84,955
Reclassification of losses from accumulated other comprehensive loss	(854)	—	(854)
Balance as of February 28, 2023	$6,181	$(641,790)	$(635,609)
Refer to Note 6 - Derivative Instruments for the location of gains and losses reclassified from AOCI to the Consolidated Statements of Operations.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 28, 2023 and 2022
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
Net Investment Hedges
The Company has entered into foreign currency forward contracts to hedge a portion of its net investment in euro denominated foreign operations which are designated as net investment hedges. The Company entered into the net investment hedges to offset the risk of change in the U.S. dollar value of the Company's investment in a euro functional subsidiary due to fluctuating foreign exchange rates. Gains and losses on the net investment hedges have been recorded in AOCI and will remain in AOCI until the sale or substantial liquidation of the underlying assets of the Company's investment. The initial fair value of hedge components excluded from the assessment of effectiveness is being recognized in the Consolidated Statements of Operations under a systematic and rational method over the life of the hedging instrument. The Company classifies cash flows related to the settlement of its net investment hedges as investing activities in the Consolidated Statements of Cash Flows.
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
For the three months ended February 28, 2023 and 2022
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
Fair Values of Derivative Instruments in the Consolidated Balance Sheets
The fair values of the Company’s derivative instruments are disclosed in Note 7 - Fair Value Measurements and summarized in the table below:

	Value as of
Balance Sheet Line Item	February 28, 2023	November 30, 2022
Derivative instruments not designated as hedging instruments:
Foreign exchange forward contracts (notional value)	$1,671,216	$1,853,188
Other current assets	14,152	9,597
Other accrued liabilities	6,907	16,085
Derivative instruments designated as cash flow hedges:
Interest rate swaps (notional value)	$1,000,000	$1,000,000
Other current assets	14,935	17,222
Derivative instruments designated as net investment hedges:
Foreign currency forward contracts (notional value)	$520,000	$523,750
Other accrued liabilities	392	255
Other long-term liabilities	21,774	16,420
The Company terminated interest rate swaps with a notional value of $400.0 million in December 2021. Cumulative losses on the terminated interest rate swaps of $16.0 million are being reclassified from AOCI to “Interest expense and finance charges, net” over the period through September 2023.
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
For the three months ended February 28, 2023 and 2022
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
The Effect of Derivative Instruments on AOCI and the Consolidated Statements of Operations
The following table shows the gains and losses, before taxes, of the Company’s derivative instruments designated as cash flow hedges and net investment hedges in Other Comprehensive Income (“OCI”) and not designated as hedging instruments in the Consolidated Statements of Operations for the periods presented:

		Three Months Ended
	Location of Gains (Losses) in Income	February 28, 2023	February 28, 2022
Derivative instruments not designated as hedging instruments:
Losses recognized from foreign exchange forward contracts, net(1)	Cost of revenue	$(16,901)	$(9,893)
Losses recognized from foreign exchange forward contracts, net(1)	Other expense, net	(2,563)	(210)
Total		$(19,464)	$(10,103)

Derivative instruments designated as cash flow hedges:
Gains recognized in OCI on interest rate swaps		$1,154	$11,820
Gains (losses) on interest rate swaps reclassified from AOCI into income	Interest expense and finance charges, net	$1,138	$(9,960)

Derivative instruments designated as net investment hedges:
Losses recognized in OCI on foreign exchange forward contracts(2)		$(8,025)	$—
Gains recognized in income (amount excluded from effectiveness testing)(2)	Interest expense and finance charges, net	$2,278	$—
____________________________
(1) The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies.
(2) The Company had no net investment hedges outstanding during the three months ended February 28, 2022.
Except for the net investment hedge amount for fiscal 2023 shown above, there were no material gain or loss amounts excluded from the assessment of effectiveness. Existing net gains in AOCI that are expected to be reclassified into earnings in the normal course of business within the next twelve months are $9.8 million.
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
For the three months ended February 28, 2023 and 2022
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
The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	As of February 28, 2023				As of November 30, 2022
		Fair value measurement category				Fair value measurement category
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Forward foreign currency exchange contracts not designated as hedges	$14,152	$—	$14,152	$—	$9,597	$—	$9,597	$—
Interest rate swaps	14,935	—	14,935	—	17,222	—	17,222	—
Liabilities:
Forward foreign currency exchange contracts not designated as hedges	$6,907	$—	$6,907	$—	$16,085	$—	$16,085	$—
Forward foreign currency exchange contracts designated as net investment hedges	—	—	22,166	—	16,675	—	16,675	—
The fair values of forward exchange contracts are measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. Fair values of interest rate swaps are measured using standard valuation models using inputs that are readily available in public markets, or can be derived from observable market transactions, including LIBOR spot and forward rates. The effect of nonperformance risk on the fair value of derivative instruments was not material as of February 28, 2023 and November 30, 2022.
The carrying values of accounts receivable, accounts payable and short-term debt approximate fair value due to their short maturities and interest rates which are variable in nature. The carrying value of the Company’s term loans approximate their fair value since they bear interest rates that are similar to existing market rates. The estimated fair value of the Senior Notes was approximately $2.1 billion at February 28, 2023 and November 30, 2022.
During the three months ended February 28, 2023, there were no transfers between the fair value measurement category levels.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 28, 2023 and 2022
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
NOTE 8—BORROWINGS:
Borrowings consist of the following:

	As of
	February 28, 2023	November 30, 2022
TD SYNNEX U.S. Accounts Receivable Securitization Agreement	$110,000	$—
Committed and uncommitted revolving credit facilities and borrowings	387,771	193,128
Current portion of TD SYNNEX term loan	75,000	75,000
Borrowings, current	$572,771	$268,128

TD SYNNEX term loan	$1,331,250	$1,350,000
TD SYNNEX Senior Notes	2,500,000	2,500,000
Other credit agreements and long-term debt	7,275	9,690
Long-term borrowings, before unamortized debt discount and issuance costs	$3,838,525	$3,859,690
Less: unamortized debt discount and issuance costs	(22,573)	(24,025)
Long-term borrowings	$3,815,952	$3,835,665
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
Under the terms of the U.S. AR Arrangement, the Company and certain of its U.S. subsidiaries sell, on a revolving basis, their receivables to a wholly-owned, bankruptcy-remote subsidiary. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled approximately $2.6 billion and $2.9 billion as of February 28, 2023 and November 30, 2022, respectively. The borrowings are funded by pledging all of the rights, title and interest in the receivables acquired by the Company's bankruptcy-remote subsidiary as security. Any amounts received under the U.S. AR Arrangement are recorded as debt on the Company's Consolidated Balance Sheets.
There was $110.0 million outstanding under the U.S. AR Arrangement at February 28, 2023 at an interest rate of 5.51%. There were no amounts outstanding under the U.S. AR Arrangement at November 30, 2022.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 28, 2023 and 2022
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
TD SYNNEX Credit Agreement
The Company is party to a credit agreement, dated as of April 16, 2021 (the “TD SYNNEX Credit Agreement”) with the lenders party thereto and Citibank, N.A., as agent, pursuant to which the Company received commitments for the extension of a senior unsecured revolving credit facility not to exceed an aggregate principal amount of $3.5 billion, which revolving credit facility (the “TD SYNNEX revolving credit facility”) may, at the request of the Company but subject to the lenders’ discretion, potentially be increased by up to an aggregate amount of $500.0 million. There were no amounts outstanding under the TD SYNNEX revolving credit facility at February 28, 2023 or November 30, 2022. The TD SYNNEX Credit Agreement also includes a senior unsecured term loan (the “TD SYNNEX term loan” and, together with the TD SYNNEX revolving credit facility, the “TD SYNNEX credit facilities”) in an original aggregate principal amount of $1.5 billion, that was fully funded in connection with the closing of the Merger. The borrower under the TD SYNNEX Credit Agreement is the Company. There are no guarantors of the TD SYNNEX Credit Agreement. The maturity of the TD SYNNEX Credit Agreement is on the fifth anniversary of the September 2021 closing date, to occur in September 2026, subject in the case of the revolving credit facility, to two one-year extensions upon the Company’s prior notice to the lenders and the agreement of the lenders to extend such maturity date.
The outstanding principal amount of the TD SYNNEX term loan is payable in quarterly installments in an amount equal to 1.25% of the original $1.5 billion principal balance, with the outstanding principal amount of the term loans due in full on the maturity date. Loans borrowed under the TD SYNNEX Credit Agreement bear interest, in the case of LIBOR (or successor) rate loans, at a per annum rate equal to the applicable LIBOR (or successor) rate, plus the applicable margin, which may range from 1.125% to 1.750%, based on the Company’s public debt rating (as defined in the TD SYNNEX Credit Agreement). The applicable margin on base rate loans is 1.00% less than the corresponding margin on LIBOR (or successor rate) based loans. In addition to these borrowing rates, there is a commitment fee which ranges from 0.125% to 0.300% on any unused commitment under the TD SYNNEX revolving credit facility based on the Company’s public debt rating. The effective interest rate for the TD SYNNEX term loan was 6.02% and 5.46% as of February 28, 2023 and November 30, 2022, respectively. The Company uses interest rate swap derivative contracts to economically convert a portion of the TD SYNNEX term loan to fixed-rate debt (see Note 6 - Derivative Instruments for further discussion).
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
TD SYNNEX Senior Notes
On August 9, 2021, the Company completed its offering of $2.5 billion aggregate principal amount of senior unsecured notes, consisting of $700.0 million of 1.25% senior notes due August 9, 2024, $700.0 million of 1.75% senior notes due August 9, 2026, $600.0 million of 2.375% senior notes due August 9, 2028, and $500.0 million of 2.65% senior notes due August 9, 2031 (collectively, the “Senior Notes,” and such offering, the “Senior Notes Offering”). The Company incurred $19.6 million towards issuance costs on the Senior Notes. The Company pays interest semi-annually on the notes on each of February 9 and August 9. The net proceeds from this offering were used to fund a portion of the aggregate cash consideration payable in connection with the Merger, refinance certain of the Company's existing indebtedness and pay related fees and expenses and for general corporate purposes.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 28, 2023 and 2022
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
Other Borrowings and Term Debt
The Company has various other committed and uncommitted lines of credit with financial institutions, finance leases, short-term loans, term loans, credit facilities and book overdraft facilities, totaling approximately $600.1 million in borrowing capacity as of February 28, 2023. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal. Interest rates and other terms of borrowing under these lines of credit vary by country, depending on local market conditions. There was $387.8 million outstanding on these facilities at February 28, 2023, at a weighted average interest rate of 4.88%, and there was $193.1 million outstanding at November 30, 2022, at a weighted average interest rate of 4.69%. Borrowings under certain of these lines of credit facilities are guaranteed by the Company.
At February 28, 2023, the Company was also contingently liable for reimbursement obligations with respect to issued standby letters of credit in the aggregate outstanding amount of $84.1 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.
The maximum commitment amounts for local currency credit facilities have been translated into United States Dollars at February 28, 2023 exchange rates.
Covenant Compliance
The Company's credit facilities have a number of covenants and restrictions that require the Company to maintain specified financial ratios. The covenants also limit the Company’s ability to incur additional debt, create liens, enter into agreements with affiliates, modify the nature of the Company’s business, and merge or consolidate. As of February 28, 2023, the Company was in compliance with the financial covenant requirements for the above arrangements.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 28, 2023 and 2022
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
NOTE 9—EARNINGS PER COMMON SHARE:
The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended
	February 28, 2023	February 28, 2022
Basic earnings per common share:
Net income attributable to common stockholders(1)	$165,719	$131,443
Weighted-average number of common shares - basic	94,259	95,584
Basic earnings per common share	$1.76	$1.38

Diluted earnings per common share:
Net income attributable to common stockholders(1)	$165,722	$131,446

Weighted-average number of common shares - basic	94,259	95,584
Effect of dilutive securities:
Stock options and RSUs	280	308
Weighted-average number of common shares - diluted	94,539	95,892

Diluted earnings per common share	$1.75	$1.37

Anti-dilutive shares excluded from diluted earnings per share calculation	238	245
_________________________
(1) RSAs granted by the Company are considered participating securities. Income available to participating securities was immaterial in all periods presented.

NOTE 10—SEGMENT INFORMATION:
Summarized financial information related to the Company’s reportable business segments for the periods presented is shown below:

	Americas	Europe	APJ	Consolidated
Three Months Ended February 28, 2023
Revenue	$8,638,704	$5,520,437	$966,230	$15,125,371
Operating income	179,505	88,205	30,452	298,162
Three Months Ended February 28, 2022
Revenue	$9,074,273	$5,579,788	$815,916	$15,469,977
Operating income	138,519	65,332	18,589	222,440

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 28, 2023 and 2022
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
NOTE 11—RELATED PARTY TRANSACTIONS:
The Company has a business relationship with MiTAC Holdings Corporation (“MiTAC Holdings”), a publicly-traded company in Taiwan, which began in 1992 when MiTAC Holdings became one of the Company's primary investors through its affiliates. As of February 28, 2023 and November 30, 2022, MiTAC Holdings and its affiliates beneficially owned approximately 9.8% and 9.7% of the Company’s outstanding common stock, respectively. Mr. Matthew Miau, Chairman Emeritus of the Company’s Board of Directors and a director, is the Chairman of MiTAC Holdings and a director or officer of MiTAC Holdings’ affiliates.
Beneficial Ownership of the Company’s Common Stock by MiTAC Holdings
As noted above, MiTAC Holdings and its affiliates in the aggregate beneficially owned approximately 9.8% of the Company’s outstanding common stock as of February 28, 2023. These shares are owned by the following entities:

As of February 28, 2023
MiTAC Holdings(1)	5,300
Synnex Technology International Corp.(2)	3,860
Total	9,160
_________________________
(1) Shares are held as follows: 302 shares by Silver Star Developments Ltd. and 2,595 shares by MiTAC International Corp., both are which are wholly-owned subsidiaries of MiTAC Holdings, along with 2,403 shares held directly by MiTAC Holdings. Excludes 194 shares held directly by Mr. Miau, 217 shares indirectly held by Mr. Miau through a charitable remainder trust, and 190 shares held by his spouse.
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

The following table presents the Company's transactions with MiTAC Holdings and its affiliates for the periods indicated:

	Three Months Ended
	February 28, 2023	February 28, 2022
Purchases of inventories and services	$40,443	$46,576
Sale of products to MiTAC Holdings and affiliates	3,748	60
Payments made for rent and overhead costs for use of facilities of MiTAC Holdings and affiliates, net	307	36
The following table presents the Company’s receivable from and payable to MiTAC Holdings and its affiliates for the periods presented:

	February 28, 2023	November 30, 2022
Receivable from related parties (included in Accounts receivable, net)	$4,006	$1,222
Payable to related parties (included in Accounts payable)	19,777	30,317

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 28, 2023 and 2022
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
NOTE 12—EQUITY:
Share Repurchase Program
In June 2020, the Board of Directors authorized a three-year $400.0 million share repurchase program, effective July 1, 2020. In January 2023, the Board of Directors authorized a new three-year $1.0 billion share repurchase program, replacing the existing $400.0 million share repurchase program, pursuant to which the Company may repurchase its outstanding common stock from time to time in the open market or through privately negotiated transactions.
On January 30, 2023, the Company announced the closing of a secondary public offering (the "Offering") of an aggregate of 5.2 million shares of its common stock that were sold by certain entities managed by affiliates of Apollo Global Management, Inc (the "Selling Stockholders"). All the shares in the Offering were sold by the Selling Stockholders. The Company did not receive any of the proceeds from the sale of shares by the Selling Stockholders in the Offering. Also pursuant to the related underwriting agreement, the Company repurchased 0.9 million shares of its common stock from the underwriters as part of the Offering, at the public offering price of $97.00 per share, resulting in a purchase price of $87.3 million (the "Concurrent Share Repurchase"). The Concurrent Share Repurchase was made under the Company's existing $1.0 billion share repurchase program, and is included within the caption "Shares of treasury stock purchased under share repurchase program" in the table below.
As of February 28, 2023, the Company had $901.7 million available for future repurchases of its common stock under the authorized share repurchase program.
The Company's common share repurchase activity for the three months ended February 28, 2023 is summarized as follows:

	Shares	Weighted-average price per share
Treasury stock balance at November 30, 2022	4,049	$83.29
Shares of treasury stock repurchased under share repurchase program	1,176	97.64
Shares of treasury stock repurchased for tax withholdings on equity awards	62	106.53
Treasury stock balance at February 28, 2023	5,287	$86.76
Dividends
On March 28, 2023, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.35 per common share payable on April 28, 2023 to stockholders of record as of the close of business on April 14, 2023. Dividends are subject to continued capital availability and declaration by the Board of Directors that the dividend is in the best interest of the Company’s stockholders.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 28, 2023 and 2022
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
NOTE 13—COMMITMENTS AND CONTINGENCIES:
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
The French Autorité de la Concurrence (“Competition Authority”) began in 2013 an investigation into the French market for certain products of Apple, Inc. ("Apple") for which the Company is a distributor. In March 2020, the Competition Authority imposed fines on Tech Data, on another distributor, and on Apple, finding that Tech Data entered into an anticompetitive agreement with Apple regarding volume allocations of Apple products. The initial fine imposed on Tech Data was €76.1 million. The Company appealed its determination to the French courts, seeking to set aside or reduce the fine. On October 6, 2022, the appeals court issued a ruling that reduced the fine imposed on the Company from €76.1 million to €24.9 million. As a result of the appeals court ruling, the Company determined that the best estimate of probable loss related to this matter is €24.9 million (approximately $26.4 million as of February 28, 2023), which has been paid in full. The Company continues to contest the arguments of the Competition Authority and has further appealed this matter. A civil lawsuit related to this matter, alleging anticompetitive actions in association with the established distribution networks for Apple, Tech Data and another distributor was filed by eBizcuss. The Company is currently evaluating this matter and cannot currently estimate the probability or amount of any potential loss.
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
For the three months ended February 28, 2023 and 2022
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

When used in this Quarterly Report on Form 10-Q, or this “Report”, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “allows,” “can,” “may,” “could,” “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our business model and our services, our business and market strategy, future growth, our infrastructure, our investment in our information technology, or IT, systems, our employee hiring and retention, the ownership interest of MiTAC Holdings Corporation or MiTAC Holdings, in us and its impact, the ownership interest of Apollo Global Management, Inc., or Apollo, in us and its impact, the impact of the Merger, our integration plans, our plans with respect to the GBO 2 Program, our revenue, sources of revenue, our gross margins, our operating costs and results, timing of payment, the value of our inventory, our competition, including with Synnex Technology International Corp., our future needs and sources for additional financing, contract terms, relationships with our suppliers, adequacy of our facilities, ability to meet demand, managing inventory and our shipping costs, our legal proceedings, our operations, foreign currency exchange rates and hedging activities, our strategic acquisitions including anticipated cost savings and other benefits, our goodwill, seasonality of sales, adequacy of our cash resources, our debt and financing arrangements, including the impact of any change to our credit rating, interest rate risk and impact thereof, cash held by our international subsidiaries and repatriation, changes in fair value of derivative instruments, our tax liabilities, adequacy of our disclosure controls and procedures, cybersecurity, the replacement of LIBOR, impact of our pricing policies, impact of economic and industry trends, changes to the markets in which we compete, impact of accounting policies, our estimates and assumptions, impact of inventory repurchase obligations and commitments and contingencies, our effective tax rates, impact of any impairment of our goodwill and intangible assets, our share repurchase and dividend program, and our purchase accounting adjustments. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed herein and risks related to the risk that the legacy SYNNEX and legacy Tech Data businesses will not be integrated successfully or realize the anticipated benefits of the combined company, the buying patterns of our customers, concentration of sales to large customers, the loss or consolidation of one or more of our significant original equipment manufacturer, or OEM, suppliers or customers, market acceptance of the products we assemble and distribute, competitive conditions in our industry and their impact on our margins, pricing and other terms with our OEM suppliers, our ability to gain market share, variations in supplier-sponsored programs, changes in our costs and operating expenses, increased inflation, dependence upon and trends in capital spending budgets in the IT industry, fluctuations in general economic conditions, changes in tax laws, risks associated with our international operations, uncertainties and variability in demand by our reseller and integration customers, supply shortages or delays, any termination or reduction in our floor plan financing arrangements, changes in value of foreign currencies and interest rates and other risk factors contained in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended November 30, 2022 and below under Part II, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, unless otherwise required by law.

In the Management’s Discussion and Analysis of Financial Condition and Results of Operations, all references to “TD SYNNEX,” “we,” “us,” “our” or the “Company” mean TD SYNNEX Corporation and its subsidiaries, except where it is made clear that the term means only the parent company or one of its segments.

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

On March 22, 2021, SYNNEX entered into an agreement and plan of merger (the “Merger Agreement”) which provided that legacy SYNNEX Corporation would acquire legacy Tech Data Corporation, a Florida corporation (“Tech Data”) through a series of mergers, which would result in Tech Data becoming an indirect subsidiary of TD SYNNEX Corporation (collectively, the "Merger"). On September 1, 2021, pursuant to the terms of the Merger Agreement, SYNNEX acquired all the outstanding shares of common stock of Tiger Parent (AP) Corporation, the parent corporation of Tech Data, for consideration of $1.6 billion in cash ($1.1 billion in cash after giving effect to a $500.0 million equity contribution by Tiger Parent Holdings, L.P., Tiger Parent (AP) Corporation's sole stockholder and an affiliate of Apollo Global Management, Inc., to Tiger Parent (AP) Corporation prior to the effective time of the Merger) and 44 million shares of common stock of SYNNEX, valued at approximately $5.6 billion.
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
We offer a comprehensive catalog of technology products from original equipment manufacturers (“OEM”), suppliers of high-growth technologies such as converged and hyper-converged infrastructure, cloud, security, data/analytics/IoT and services. We purchase IT hardware, software, and systems including personal computing devices and peripherals, mobile phones and accessories, printers, server and datacenter infrastructure, networking, communications and storage solutions, and systems components from our suppliers and sell them to our reseller and retail customers. Our reseller customers include value-added resellers, corporate resellers, government resellers, system integrators, direct marketers, retailers and managed service providers. We combine our core strengths in distribution with demand generation, supply chain management and design and integration solutions to help our customers achieve greater efficiencies in time to market, cost minimization, real-time linkages in the supply chain and aftermarket product support. We also provide comprehensive IT solutions in key vertical markets such as government and healthcare and we provide specialized service offerings that increase efficiencies in the areas of global computing components, logistics services and supply chain management. Additionally, we provide systems design and integration solutions for data center servers and networking solutions built specific to our customers’ workloads and data center environments.
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

We are highly dependent on the end-market demand for IT products, and on our partners’ strategic initiatives and business models. This end-market demand is influenced by many factors including the introduction of new IT products and software by OEM suppliers, replacement cycles for existing IT products, trends toward cloud computing, overall economic growth and general business activity. A difficult and challenging economic environment, including due to the continued impacts of increased inflation, rising interest rates, increased risk in banking and financial institutions and Russia's invasion of Ukraine, may also lead to consolidation or decline in the IT industries and increased price-based competition. Our systems design and integration solutions business is highly dependent on the demand for cloud infrastructure, and the number of key customers and suppliers in the market. Our business includes operations in the Americas, Europe and Asia-Pacific and Japan ("APJ") so we are affected by demand for our products in those regions, and the weakening of local currencies relative to the U.S. Dollar which occurred during fiscal year 2022 may continue to adversely affect the operating results of our Europe and APJ segments.
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
Results of Operations
The following table sets forth, for the indicated periods, data as percentages of total revenue:

	Three Months Ended
Statements of Operations Data:	February 28, 2023	February 28, 2022
Revenue	100.00%	100.00%
Cost of revenue	(93.37)%	(93.74)%
Gross profit	6.63%	6.26%
Selling, general and administrative expenses	(4.32)%	(4.22)%
Acquisition, integration and restructuring costs	(0.34)%	(0.60)%
Operating income	1.97%	1.44%
Interest expense and finance charges, net	(0.53)%	(0.27)%
Other expense, net	—%	(0.03)%
Income before income taxes	1.44%	1.14%
Provision for income taxes	(0.34)%	(0.28)%
Net income	1.10%	0.86%
Certain Non-GAAP Financial Information
In addition to disclosing financial results that are determined in accordance with GAAP, we also disclose certain non-GAAP financial information, including:
•Revenue in constant currency, which is revenue adjusted for the translation effect of foreign currencies so that certain financial results can be viewed without the impact of fluctuations in foreign currency exchange rates, thereby facilitating period-to-period comparisons of our business performance. Revenue in constant currency is calculated by translating the revenue for the three months ended February 28, 2023 in the billing currency using the comparable prior period currency conversion rate. Generally, when the dollar either strengthens or weakens against other currencies, the growth at constant currency rates will be higher or lower than growth reported at actual exchange rates.
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
Three Months Ended February 28, 2023 and 2022:
Revenue
The following table summarizes our revenue and change in revenue by segment for the three months ended February 28, 2023 and 2022:

	Three Months Ended
	February 28, 2023	February 28, 2022	Percent Change
Revenue in constant currency	(in thousands)
Consolidated
Revenue	$15,125,371	$15,469,977	(2.2)%
Impact of changes in foreign currencies	459,657	—
Revenue in constant currency	$15,585,028	$15,469,977	0.7%

Americas
Revenue	$8,638,704	$9,074,273	(4.8)%
Impact of changes in foreign currencies	55,155	—
Revenue in constant currency	$8,693,859	$9,074,273	(4.2)%

Europe
Revenue	$5,520,437	$5,579,788	(1.1)%
Impact of changes in foreign currencies	343,929	—
Revenue in constant currency	$5,864,366	$5,579,788	5.1%

APJ
Revenue	$966,230	$815,916	18.4%
Impact of changes in foreign currencies	60,573	—
Revenue in constant currency	$1,026,803	$815,916	25.8%
Consolidated Commentary
During the three months ended February 28, 2023, consolidated revenue decreased by $344.6 million, as compared to the prior year period, driven primarily by the impact of changes in foreign currencies. During the three months ended February 28, 2023, consolidated revenue in constant currency increased by $115.1 million, as compared to the prior year period, primarily driven by growth in our Advanced Solutions portfolio and high-growth technologies, partially offset by a decline in our Endpoint Solutions portfolio due to a weaker demand environment for client devices. The shift in product mix resulted in the presentation of additional revenues on a net basis which negatively impacted our revenue growth by approximately 3%. The impact of changes in foreign currencies is primarily due to the weakening of the euro against the U.S. dollar.

Americas Commentary
During the three months ended February 28, 2023, Americas revenue decreased by $435.6 million and Americas revenue in constant currency decreased by $380.4 million, as compared to the prior year period. The decrease is primarily due to a decline in our Endpoint Solutions portfolio in the region, partially offset by growth in our Advanced Solutions portfolio and high-growth technologies. The shift in product mix resulted in the presentation of additional revenues on a net basis which negatively impacted our revenue growth by approximately 4%.
Europe Commentary
During the three months ended February 28, 2023, Europe revenue decreased by $59.4 million, as compared to the prior year period, driven primarily by the impact of changes in foreign currencies. During the three months ended February 28, 2023, Europe revenue in constant currency increased by $284.6 million, as compared to the prior year period, primarily due to growth in our Advanced Solutions portfolio, partially offset by a decline in our Endpoint Solutions portfolio. The shift in product mix resulted in the presentation of additional revenues on a net basis which negatively impacted our revenue growth by approximately 2%. The impact of changes in foreign currencies is primarily due to the weakening of the euro against the U.S. dollar.
APJ Commentary
During the three months ended February 28, 2023, APJ revenue increased by $150.3 million and APJ revenue in constant currency increased by $210.9 million, as compared to the prior year period. The increase is primarily driven by high-growth technologies and our Advanced Solutions portfolio.

Gross Profit

	Three Months Ended
	February 28, 2023	February 28, 2022	Percent Change
Gross Profit and Gross Margin - Consolidated	(in thousands)
Revenue	$15,125,371	$15,469,977	(2.2)%

Gross profit	$1,003,567	$968,661	3.6%
Purchase accounting adjustments	7,450	25,079
Non-GAAP gross profit	$1,011,017	$993,740	1.7%

Gross margin	6.63%	6.26%
Non-GAAP gross margin	6.68%	6.42%
Our gross margin is affected by a variety of factors, including competition, selling prices, mix of products, product costs along with rebate and discount programs from our suppliers, reserves or settlement adjustments, freight costs, inventory losses and fluctuations in revenue.
Our gross profit increased during the three months ended February 28, 2023, as compared to the prior year period, primarily due to our improved gross margin and the impact of lower purchase accounting adjustments related to the Merger. The increase in gross margin during the three months ended February 28, 2023, as compared to the three months ended February 28, 2022, is primarily due to product and customer mix, including an increase in revenue in our Advanced Solutions portfolio and high-growth technologies, as well as the impact of lower purchase accounting adjustments related to the Merger. The shift in product mix resulted in the presentation of additional revenues on a net basis which positively impacted our gross margin by approximately 19 basis points.

Selling, General and Administrative Expenses

	Three Months Ended		Percent Change
	February 28, 2023	February 28, 2022
	(in thousands)
Selling, general and administrative expenses	$654,223	$652,851	0.2%
Percentage of revenue	4.32%	4.22%
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
During the three months ended February 28, 2023, selling, general and administrative expenses slightly increased, compared to the prior year period, primarily due to higher personnel costs and higher stock-based compensation expense. Selling, general and administrative expenses increased as a percentage of revenue, compared to the prior year period, primarily due to the decrease in revenue.
Acquisition, Integration and Restructuring Costs
Acquisition, integration and restructuring costs are primarily comprised of costs related to the Merger and costs related to the Global Business Optimization 2 Program initiated by Tech Data prior to the Merger (the “GBO 2 Program”).
The Merger
We incurred acquisition, integration and restructuring costs related to the completion of the Merger, including professional services costs, personnel and other costs, long-lived assets charges and termination fees, and stock-based compensation expense. Professional services costs are primarily comprised of IT and other consulting services, as well as legal expenses. Personnel and other costs are primarily comprised of costs related to retention and other bonuses, severance and duplicative labor costs. Long-lived assets charges and termination fees are comprised of accelerated depreciation and amortization expense of $6.2 million and $52.9 million recorded during the three months ended February 28, 2023 and 2022, respectively, due to changes in asset useful lives in conjunction with the consolidation of certain IT systems, as well as $10.2 million recorded during the three months ended February 28, 2023 for termination fees related to certain IT systems. Stock-based compensation expense primarily relates to costs associated with the conversion of certain Tech Data performance-based equity awards issued prior to the Merger into restricted shares of TD SYNNEX (refer to Note 4 – Share-Based Compensation to the Consolidated Financial Statements in Part I, Item 1 of this Report for further information) and expenses for certain restricted stock awards issued in conjunction with the Merger.
During the three months ended February 28, 2023 and 2022, acquisition and integration expenses related to the Merger were composed of the following:

	Three Months Ended
	February 28, 2023	February 28, 2022
	(in thousands)
Professional services costs	$6,810	$8,148
Personnel and other costs	13,007	10,944
Long-lived assets charges and termination fees	16,376	52,871
Stock-based compensation	11,521	13,576
Total	$47,714	$85,539
During the three months ended February 28, 2023, acquisition and integration expenses related to the Merger decreased, compared to the prior year period, primarily due to the decrease in long-lived assets charges.

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
We incurred acquisition, integration and restructuring costs under the GBO 2 Program of $3.5 million and $7.8 million during the three months ended February 28, 2023 and 2022, respectively. During the three months ended February 28, 2023, acquisition, integration and restructuring costs under the GBO 2 Program decreased, compared to the prior year period, due to the wind-down of activities as the program is not expected to incur material amounts in future periods.
Operating Income
The following tables provide an analysis of operating income and non-GAAP operating income on a consolidated and regional basis as well as a reconciliation of operating income to non-GAAP operating income on a consolidated and regional basis for the three months ended February 28, 2023 and 2022:

	Three Months Ended
	February 28, 2023	February 28, 2022
Operating Income and Operating Margin - Consolidated	(in thousands)
Revenue	$15,125,371	$15,469,977

Operating income	$298,162	$222,440
Acquisition, integration and restructuring costs	51,182	93,370
Amortization of intangibles	73,023	76,136
Share-based compensation	13,074	6,750
Purchase accounting adjustments	7,450	33,161
Non-GAAP operating income	$442,891	$431,857

Operating margin	1.97%	1.44%
Non-GAAP operating margin	2.93%	2.79%

Consolidated operating income and operating margin increased during the three months ended February 28, 2023, compared to the prior year period, due to a decrease in acquisition, integration, and restructuring costs, and an increase in gross margin due to product and customer mix, as well as the impact of lower purchase accounting adjustments related to the Merger.
Consolidated non-GAAP operating income and non-GAAP operating margin increased during the three months ended February 28, 2023, compared to the prior year period, primarily due to an increase in gross margin due to product and customer mix.

	Three Months Ended
	February 28, 2023	February 28, 2022
Operating Income and Operating Margin - Americas	(in thousands)
Revenue	$8,638,704	$9,074,273

Operating income	$179,505	$138,519
Acquisition, integration and restructuring costs	35,133	51,530
Amortization of intangibles	42,414	43,528
Share-based compensation	9,362	6,750
Purchase accounting adjustments	—	17,738
Non-GAAP operating income	$266,414	$258,065

Operating margin	2.08%	1.53%
Non-GAAP operating margin	3.08%	2.84%
Americas operating income and operating margin increased during the three months ended February 28, 2023, compared to the prior year period, primarily due to increased gross margin in the region due to product and customer mix, as well as the impact of lower purchase accounting adjustments related to the Merger, and a decrease in acquisition, integration, and restructuring costs, partially offset by an increase in personnel costs.
Americas non-GAAP operating income and non-GAAP operating margin increased during the three months ended February 28, 2023, compared to the prior year period, primarily due to increased gross margin in the region due to product and customer mix, partially offset by an increase in personnel costs.

	Three Months Ended
	February 28, 2023	February 28, 2022
Operating Income and Operating Margin - Europe	(in thousands)
Revenue	$5,520,437	$5,579,788

Operating income	$88,205	$65,332
Acquisition, integration and restructuring costs	14,583	39,729
Amortization of intangibles	29,985	31,970
Share-based compensation	3,176	—
Purchase accounting adjustments	7,450	15,423
Non-GAAP operating income	$143,399	$152,454

Operating margin	1.60%	1.17%
Non-GAAP operating margin	2.60%	2.73%

Europe operating income and operating margin increased during the three months ended February 28, 2023, compared to the prior year period, primarily due to a decrease in acquisition, integration, and restructuring costs and the impact of lower purchase accounting adjustments related to the Merger, partially offset by an increase in personnel costs. Europe operating income also decreased due to the impacts from changes in foreign currencies including the euro.
Europe non-GAAP operating income decreased during the three months ended February 28, 2023, compared to the prior year period, primarily due to impacts from changes in foreign currencies including the euro, as well as an increase in personnel costs. Europe non-GAAP operating margin decreased primarily due to an increase in personnel costs.

	Three Months Ended
	February 28, 2023	February 28, 2022
Operating Income and Operating Margin - APJ	(in thousands)
Revenue	$966,230	$815,916

Operating income	$30,452	$18,589
Acquisition, integration and restructuring costs	1,466	2,111
Amortization of intangibles	624	638
Share-based compensation	536	—
Non-GAAP operating income	$33,078	$21,338

Operating margin	3.15%	2.28%
Non-GAAP operating margin	3.42%	2.62%
APJ operating income, on both a GAAP and non-GAAP basis, increased during the three months ended February 28, 2023, compared to the prior year period, primarily due to increased sales in the region due to high-growth technologies and our Advanced Solutions portfolio, and an increase in gross margin due to the shift in product and customer mix. APJ operating margin, on both a GAAP and non-GAAP basis, increased during the three months ended February 28, 2023, compared to the prior year period, primarily due to regional selling, general and administrative expenses remaining consistent despite the increase in sales, as well as an increase in gross margin due to customer and product mix.
Interest Expense and Finance Charges, Net

	Three Months Ended		Percent Change
	February 28, 2023	February 28, 2022
	(in thousands)
Interest expense and finance charges, net	$80,200	$42,343	89.4%
Percentage of revenue	0.53%	0.27%
Amounts recorded in interest expense and finance charges, net, consist primarily of interest expense paid on our Senior Notes, our lines of credit, our accounts receivable securitization facilities and our term loans, and fees associated with the sale of accounts receivable, partially offset by income earned on our cash investments.
The increase in our interest expense and finance charges, net during the three months ended February 28, 2023, compared to the prior year period, was primarily due to higher average interest rates, along with increased costs associated with the sale of accounts receivable due to higher discount fees, which totaled $11.7 million in the three months ended February 28, 2023, compared to $3.0 million in the three months ended February 28, 2022.

Other Expense, Net

	Three Months Ended		Percent Change
	February 28, 2023	February 28, 2022
	(in thousands)
Other expense, net	$156	$4,268	(96.3)%
Percentage of revenue	—%	0.03%
Amounts recorded as other expense, net include foreign currency transaction gains and losses on certain financing transactions and the related derivative instruments used to hedge such financing transactions, the cost of hedging, investment gains and losses, and other non-operating gains and losses, such as settlements received from class action lawsuits.
The decrease in other expense, net during the three months ended February 28, 2023, as compared to the prior year period, was primarily due to higher foreign currency transaction gains.
Provision for Income Taxes

	Three Months Ended		Percent Change
	February 28, 2023	February 28, 2022
	(in thousands)
Provision for income taxes	$50,786	$43,505	16.7%
Percentage of income before income taxes	23.32%	24.74%
Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions. Income taxes for the interim periods presented have been included in the accompanying Consolidated Financial Statements on the basis of an estimated annual effective tax rate.
During the three months ended February 28, 2023, our income tax expense increased compared to the prior year period, primarily due to higher income during the period. The effective tax rate was lower during the three months ended February 28, 2023 as compared to the three months ended February 28, 2022, primarily due to the relative mix of earnings and losses within the taxing jurisdictions in which we operate.
Net Income and Diluted EPS
The following tables present net income and diluted EPS as well as a reconciliation of our most comparable GAAP measures to the related non-GAAP measures presented:

	Three Months Ended
	February 28, 2023	February 28, 2022
Net Income - Consolidated	(in thousands)
Net income	$167,020	$132,324
Acquisition, integration and restructuring costs	53,424	95,202
Amortization of intangibles	73,023	76,136
Share-based compensation	13,074	6,750
Purchase accounting adjustments	7,450	33,161
Income taxes related to the above	(34,756)	(47,883)
Income tax capital loss carryback benefit	—	(3,246)
Non-GAAP net income	$279,235	$292,444

	Three Months Ended
Diluted Earnings per Common Share	February 28, 2023	February 28, 2022
Diluted EPS	$1.75	$1.37
Acquisition, integration and restructuring costs	0.56	0.99
Amortization of intangibles	0.76	0.79
Share-based compensation	0.14	0.07
Purchase accounting adjustments	0.08	0.34
Income taxes related to the above	(0.36)	(0.50)
Income tax capital loss carryback benefit	—	(0.03)
Non-GAAP diluted EPS	$2.93	$3.03
Liquidity and Capital Resources
Cash Conversion Cycle

		Three Months Ended
		February 28, 2023	November 30, 2022	February 28, 2022
		(Amounts in thousands)
Days sales outstanding ("DSO")
Revenue	(a)	$15,125,371	$16,247,957	$15,469,977
Accounts receivable, net	(b)	9,357,059	9,420,999	8,732,024
Days sales outstanding	(c) = ((b)/(a))*the number of days during the period	56	53	51

Days inventory outstanding ("DIO")
Cost of revenue	(d)	$14,121,804	$15,188,238	$14,501,316
Inventories	(e)	8,372,834	9,066,620	7,883,265
Days inventory outstanding	(f) = ((e)/(d))*the number of days during the period	53	54	49

Days payable outstanding ("DPO")
Cost of revenue	(g)	$14,121,804	$15,188,238	$14,501,316
Accounts payable	(h)	12,997,681	13,988,980	12,193,263
Days payable outstanding	(i) = ((h)/(g))*the number of days during the period	83	84	76

Cash conversion cycle ("CCC")	(j) = (c)+(f)-(i)	26	23	24

Cash Flows
Our business is working capital intensive. Our working capital needs are primarily to finance accounts receivable and inventory. We rely heavily on term loans, sales of accounts receivable, our securitization programs, our revolver programs and net trade credit from vendors for our working capital needs. We have financed our growth and cash needs to date primarily through cash generated from operations and financing activities. As a general rule, when sales volumes are increasing, our net investment in working capital dollars typically increases, which generally results in decreased cash flow generated from operating activities. Conversely, when sales volumes decrease, our net investment in working capital dollars typically decreases, which generally results in increases in cash flows generated from operating activities. We calculate CCC as days of the last fiscal quarter’s revenue outstanding in accounts receivable plus days of supply on hand in inventory, less days of the last fiscal quarter’s cost of revenue outstanding in accounts payable. Our CCC was 26 days and 23 days as of February 28, 2023 and November 30, 2022, respectively. The increase was primarily due to our DSO, which was impacted by a shift in our product and customer mix to our Advanced Solutions portfolio and high-growth technologies which generally have a slightly longer cash conversion cycle. Our CCC was 26 days and 24 days as of February 28, 2023 and February 28, 2022, respectively. The increase was primarily due to our DSO, which was impacted by changes in product and customer mix and the timing of customer payments, partially offset by an increase in our DPO due to the timing of payments.
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
Operating Activities
Net cash used in operating activities was $102.8 million during the three months ended February 28, 2023, primarily due to a decrease in accounts payable due to seasonality along with the timing of payments, partially offset by net income and decreases in inventories and accounts receivable.
Net cash used in operating activities was $1.3 billion during the three months ended February 28, 2022, primarily due to an increase in net working capital to support revenue growth and strategic inventory purchases.
Investing Activities
Net cash used in investing activities during the three months ended February 28, 2023 and 2022 was $34.2 million and $25.2 million, respectively. The increase in cash used in investing activities is primarily due to an increase in integration related capital expenditures due to the Merger.
Financing Activities
Net cash provided by financing activities during the three months ended February 28, 2023 was $129.5 million, representing primarily short-term borrowings to fund working capital requirements. In addition, we paid $114.8 million to repurchase common stock under our share repurchase program and we paid stockholder dividends of $33.2 million.
Net cash provided by financing activities during the three months ended February 28, 2022 was $854.5 million, representing primarily short-term borrowings to fund working capital requirements. In addition, we paid stockholders dividends of $28.8 million and we paid $23.8 million to repurchase common stock under our share repurchase program.
Capital Resources
Our cash and cash equivalents totaled $539.3 million and $522.6 million as of February 28, 2023 and November 30, 2022, respectively. Our cash and cash equivalents held by international subsidiaries are no longer subject to U.S. federal tax on repatriation into the United States. Repatriation of some foreign balances is restricted by local laws. Historically, we have fully utilized and reinvested all foreign cash to fund our foreign operations and expansion. If in the future our intentions change, and we repatriate the cash back to the United States, we will report in our Consolidated Financial Statements the impact of state and withholding taxes depending upon the planned timing and manner of such repatriation. Presently, we believe we have sufficient resources, cash flow and liquidity within the United States to fund current and expected future working capital, investment and other general corporate funding requirements.

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
Credit Facilities and Borrowings
In the United States, we have an accounts receivable securitization program to provide additional capital for our operations (the "U.S. AR Arrangement"). Under the terms of the U.S. AR Arrangement, we and our subsidiaries that are party to the U.S. AR Arrangement can borrow up to a maximum of $1.5 billion based upon eligible trade accounts receivable. The U.S. AR Arrangement has a maturity date of December 2024. We also have a credit agreement, dated as of April 16, 2021 (the "TD SYNNEX Credit Agreement"), pursuant to which we received commitments for the extension of a senior unsecured revolving credit facility not to exceed an aggregate principal amount of $3.5 billion, which revolving credit facility (the "TD SYNNEX revolving credit facility") may, at our request but subject to the lenders' discretion, potentially be increased by up to an aggregate amount of $500.0 million. The TD SYNNEX Credit Agreement also includes a $1.5 billion term loan facility that was fully funded in connection with the Merger. The TD SYNNEX Credit Agreement has a maturity date of September 2026, in the case of the TD SYNNEX revolving credit facility, subject to two one-year extensions upon our prior notice to the lenders and the agreement of the lenders to extend such maturity date. The outstanding amount of our borrowings under the U.S. AR Arrangement and the TD SYNNEX revolving credit facility may fluctuate in response to changes in our working capital and other liquidity requirements. There was $110.0 million outstanding under the U.S. AR Arrangement at February 28, 2023 at an interest rate of 5.51%. There were no amounts outstanding under the U.S. AR Arrangement at November 30, 2022. There were no amounts outstanding under the TD SYNNEX revolving credit facility at February 28, 2023 or November 30, 2022.
We have various other committed and uncommitted lines of credit with financial institutions, finance leases, short-term loans, term loans, credit facilities and book overdraft facilities, totaling approximately $600.1 million in borrowing capacity as of February 28, 2023. Our borrowings on these facilities vary within the period primarily based on changes in our working capital. There was $387.8 million outstanding on these facilities at February 28, 2023, at a weighted average interest rate of 4.88%, and there was $193.1 million outstanding at November 30, 2022, at a weighted average interest rate of 4.69%.
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
We had total outstanding borrowings of approximately $4.4 billion as of February 28, 2023 and $4.1 billion as of November 30, 2022. Our outstanding borrowings include Senior Notes of $2.5 billion at February 28, 2023 and November 30, 2022, and term loans under the term loan facility of the TD SYNNEX Credit Agreement of approximately $1.4 billion at February 28, 2023 and November 30, 2022. For additional information on our borrowings, see Note 8 - Borrowings to the Consolidated Financial Statements included in Part I, Item 1 of this Report.
Accounts Receivable Purchase Agreements
We have uncommitted supply-chain financing programs under which trade accounts receivable owed by certain customers may be acquired, without recourse, by certain financial institutions. Available capacity under these programs is dependent upon the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. In addition, certain of these programs also require that we continue to service, administer and collect the sold accounts receivable. At February 28, 2023 and November 30, 2022, we had a total of $1.1 billion and $1.4 billion, respectively, of trade accounts receivable sold to and held by financial institutions under these programs. Discount fees for these programs in the three months ended February 28, 2023 and February 28, 2022 totaled $11.7 million and $3.0 million, respectively.

Covenant Compliance
Our credit facilities have a number of covenants and restrictions that require us to maintain specified financial ratios. They also limit our ability to incur additional debt, create liens, enter into agreements with affiliates, modify the nature of our business, and merge or consolidate. As of February 28, 2023, we were in compliance with the financial covenant requirements for the above arrangements.
Critical Accounting Policies and Estimates
During the three months ended February 28, 2023, there were no material changes to our critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2022.
Related Party Transactions
For a summary of related party transactions, see Note 11 - Related Party Transactions to the Consolidated Financial Statements, which can be found under Part I, Item 1 of this Report.
Recently Issued Accounting Pronouncements
For a summary of recent accounting pronouncements and the anticipated effects on our consolidated financial statements, see Note 2 - Summary of Significant Accounting Policies to the Consolidated Financial Statements, which can be found under Part I, Item 1 of this Report.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
For a description of the Company’s market risks, see “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2022.
No material changes have occurred in our market risks since November 30, 2022.
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

PART II - OTHER INFORMATION
ITEM 1A. Risk Factors
You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended November 30, 2022. There have been no material changes to the risk factors disclosed in our 2022 Annual Report on Form 10-K.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
In June 2020, our Board of Directors authorized a three-year $400.0 million share repurchase program, effective July 1, 2020. In January 2023, our Board of Directors authorized a new three-year $1.0 billion share repurchase program (the "new share repurchase program"), replacing the existing $400.0 million share repurchase program, pursuant to which we may repurchase our outstanding common stock from time to time in the open market or through privately negotiated transactions. The prior $400.0 million share repurchase program was terminated on January 4, 2023, when it was replaced by the new share repurchase program, which will expire on January 3, 2026.
On January 30, 2023, we announced the closing of a secondary public offering (the "Offering") of an aggregate of 5.2 million shares of our common stock that were sold by certain entities managed by affiliates of Apollo Global Management, Inc (the "Selling Stockholders"). All of the shares in the Offering were sold by the Selling Stockholders. We did not receive any of the proceeds from the sale of shares by the Selling Stockholders in the Offering. Also pursuant to the related underwriting agreement, we repurchased 0.9 million shares of our common stock from the underwriters as part of the Offering, at the public offering price of $97.00 per share, resulting in a purchase price of $87.3 million (the "Concurrent Share Repurchase"). The Concurrent Share Repurchase was made under our existing $1.0 billion share repurchase program, and is included within the activity for the month of January shown in the table below.
The following table presents information with respect to purchases of common stock by the Company under the share repurchase program during the quarter ended February 28, 2023:

	Issuer Purchases of Equity Securities (amounts in thousands except for per share amounts)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program	Maximum dollar value of shares that may yet be purchased under the plans or programs
December 1 - December 31, 2022	161	$96.70	161	$259,457
January 1 - January 31, 2023	1,015	97.78	1,015	901,696
February 1 - February 28, 2023	—	—	—	901,696
Total	1,176	$97.64	1,176

ITEM 6. Exhibits

Exhibit Number	Description of Document

1.1
Underwriting Agreement, dated as of January 25, 2023, among TD SYNNEX Corporation, the selling stockholders named therein and the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on January 26, 2023).

3(i).1	Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(i).1 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2022).

3(ii).1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3(ii).1 to the Company’s Annual Report on Form 10-K filed on January 23, 2023).

10.1
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
Date: April 5, 2023
TD SYNNEX CORPORATION

By:	/s/ Richard T. Hume
Richard T. Hume
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

By:	/s/ Marshall W. Witt
Marshall W. Witt
Chief Financial Officer
(Duly authorized officer and principal financial officer)