Form 10-Q
period 2023-05-31
TD SYNNEX CORP
filed 2023-07-06
CIK 1177394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 28, 2023
Common Stock, $0.001 par value	93,754,094

TD SYNNEX CORPORATION
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
TD SYNNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(currency and share amounts in thousands, except par value)
(unaudited)

	May 31, 2023	November 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$852,079	$522,604
Accounts receivable, net	8,376,421	9,420,999
Receivables from vendors, net	983,633	819,135
Inventories	7,797,497	9,066,620
Other current assets	711,563	671,507
Total current assets	18,721,193	20,500,865
Property and equipment, net	427,615	421,064
Goodwill	3,857,423	3,803,850
Intangible assets, net	4,348,847	4,422,877
Other assets, net	623,870	585,342
Total assets	$27,978,948	$29,733,998

LIABILITIES AND EQUITY
Current liabilities:
Borrowings, current	$299,738	$268,128
Accounts payable	12,134,916	13,988,980
Other accrued liabilities	1,978,332	2,171,613
Total current liabilities	14,412,986	16,428,721
Long-term borrowings	3,805,374	3,835,665
Other long-term liabilities	538,860	501,856
Deferred tax liabilities	952,958	942,250
Total liabilities	19,710,178	21,708,492
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 200,000 shares authorized, 98,991 and 98,696 shares issued as of May 31, 2023 and November 30, 2022, respectively	99	99
Additional paid-in capital	7,422,716	7,374,100
Treasury stock, 5,963 and 4,049 shares as of May 31, 2023 and November 30, 2022, respectively	(521,157)	(337,217)
Accumulated other comprehensive loss	(575,006)	(719,710)
Retained earnings	1,942,118	1,708,234
Total stockholders' equity	8,268,770	8,025,506
Total liabilities and equity	$27,978,948	$29,733,998
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(currency and share amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Revenue	$14,062,124	$15,269,791	$29,187,495	$30,739,768
Cost of revenue	(13,098,714)	(14,314,002)	(27,220,518)	(28,815,318)
Gross profit	963,410	955,789	1,966,977	1,924,450
Selling, general and administrative expenses	(673,698)	(670,574)	(1,327,921)	(1,323,425)
Acquisition, integration and restructuring costs	(36,829)	(32,478)	(88,011)	(125,848)
Operating income	252,883	252,737	551,045	475,177
Interest expense and finance charges, net	(74,285)	(47,968)	(154,485)	(90,311)
Other expense, net	(4,164)	(6,255)	(4,320)	(10,523)
Income before income taxes	174,434	198,514	392,240	374,343
Provision for income taxes	(41,347)	(49,597)	(92,133)	(93,102)
Net income	$133,087	$148,917	$300,107	$281,241
Earnings per common share:
Basic	$1.41	$1.55	$3.18	$2.93
Diluted	$1.41	$1.55	$3.17	$2.92
Weighted-average common shares outstanding:
Basic	93,385	95,469	93,805	95,491
Diluted	93,643	95,742	94,074	95,784
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(currency in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Net income	$133,087	$148,917	$300,107	$281,241
Other comprehensive income (loss):
Unrealized (losses) gains on cash flow hedges during the period, net of tax benefit (expense) of $53 and ($3,504) for the three months ended May 31, 2023 and 2022, respectively, and ($235) and ($6,422) for the six months ended May 31, 2023 and 2022, respectively	(164)	10,728	702	19,630
Reclassification of net (gains) losses on cash flow hedges to net income, net of tax expense (benefit) of $602 and ($2,225) for the three months ended May 31, 2023 and 2022, respectively, and $886 and ($4,684) for the six months ended May 31, 2023 and 2022, respectively	(1,843)	6,813	(2,697)	14,314
Total change in unrealized (losses) gains on cash flow hedges, net of taxes	(2,007)	17,541	(1,995)	33,944
Foreign currency translation adjustments and other, net of tax benefit (expense) of $1,629 and ($31) for the three months ended May 31, 2023 and 2022, respectively, and $3,548 and ($106) for the six months ended May 31, 2023 and 2022, respectively	62,610	(170,342)	146,699	(167,566)
Other comprehensive income (loss)	60,603	(152,801)	144,704	(133,622)
Comprehensive income (loss)	$193,690	$(3,884)	$444,811	$147,619
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(currency in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Total Stockholders' equity, beginning balance	$8,148,586	$8,021,857	$8,025,506	$7,905,975

Common stock and additional paid-in capital:
Beginning balance	7,400,851	7,293,878	7,374,199	7,271,435
Share-based compensation	18,687	19,928	43,282	40,255
Common stock issued for employee benefit plans	3,277	1,956	5,334	4,072
Ending balance	7,422,815	7,315,762	7,422,815	7,315,762

Treasury stock:
Beginning balance	(458,698)	(230,374)	(337,217)	(201,139)
Repurchases of common stock for tax withholdings on equity awards	(1,084)	(403)	(7,765)	(5,881)
Repurchases of common stock	(61,375)	(29,023)	(176,175)	(52,780)
Ending balance	(521,157)	(259,800)	(521,157)	(259,800)

Retained earnings:
Beginning balance	1,842,042	1,275,368	1,708,234	1,171,873
Net income	133,087	148,917	300,107	281,241
Cash dividends declared	(33,011)	(28,766)	(66,223)	(57,595)
Ending balance	1,942,118	1,395,519	1,942,118	1,395,519

Accumulated other comprehensive loss:
Beginning balance	(635,609)	(317,015)	(719,710)	(336,194)
Other comprehensive income (loss)	60,603	(152,801)	144,704	(133,622)
Ending balance	(575,006)	(469,816)	(575,006)	(469,816)

Total stockholders' equity, ending balance	$8,268,770	$7,981,665	$8,268,770	$7,981,665

Cash dividends declared per share	$0.35	$0.30	$0.70	$0.60
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(currency in thousands)
(unaudited)

	Six Months Ended
	May 31, 2023	May 31, 2022
Cash flows from operating activities:
Net income	$300,107	$281,241
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	209,632	255,126
Share-based compensation	43,282	40,255
Provision for doubtful accounts	19,511	24,492
Other	1,745	5,167
Changes in operating assets and liabilities:
Accounts receivable, net	1,204,467	301,882
Receivables from vendors, net	(153,380)	65,864
Inventories	1,339,409	(1,863,551)
Accounts payable	(2,063,255)	661,189
Other operating assets and liabilities	(296,768)	(56,147)
Net cash provided by (used in) operating activities	604,750	(284,482)
Cash flows from investing activities:
Purchases of property and equipment	(67,609)	(46,501)
Other	3,071	(150)
Net cash used in investing activities	(64,538)	(46,651)
Cash flows from financing activities:
Dividends paid	(66,223)	(57,595)
Repurchases of common stock	(174,791)	(52,780)
Net borrowings on revolving credit loans	29,424	34,312
Principal payments on long term debt	(33,441)	(52,078)
Proceeds from issuance of common stock	5,334	4,072
Repurchases of common stock for tax withholdings on equity awards	(7,765)	(5,881)
Other	375	—
Net cash used in financing activities	(247,087)	(129,950)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	36,098	(12,082)
Net increase (decrease) in cash, cash equivalents and restricted cash	329,223	(473,165)
Cash, cash equivalents and restricted cash at beginning of period	522,856	994,913
Cash, cash equivalents and restricted cash at end of period	$852,079	$521,748
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2023 and 2022
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
The accompanying interim unaudited Consolidated Financial Statements as of May 31, 2023 and for the three and six months ended May 31, 2023 and 2022 have been prepared by the Company, without audit, in accordance with the rules and regulations of the United States ("U.S.") Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2022.
Interim results of operations are not necessarily indicative of financial results for a full year, and the Company makes no representations related thereto. Certain columns and rows may not add or compute due to the use of rounded numbers.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
For a discussion of the Company’s significant accounting policies, refer to the discussion in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2022. No significant new accounting pronouncements were adopted during the six months ended May 31, 2023.
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
For the three and six months ended May 31, 2023 and 2022
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, accounts receivable, receivables from vendors and derivative instruments.
The Company’s cash and cash equivalents and derivative instruments are transacted and maintained with financial institutions with high credit standing, and their compositions and maturities are regularly monitored by management. Through May 31, 2023, the Company has not experienced any material credit losses on such deposits and derivative instruments.
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
The following table provides revenue generated from products purchased from vendors that exceeded 10% of our consolidated revenue for the periods indicated (as a percent of consolidated revenue):

	Three Months Ended		Six Months Ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Apple, Inc.	N/A (1)	10%	10%	11%
Cisco Systems, Inc.	10%	N/A (1)	N/A (1)	N/A (1)
HP Inc.	10%	11%	N/A (1)	10%
Lenovo, Inc.	N/A (1)	10%	N/A (1)	N/A (1)
_________________________
(1) Revenue generated from products purchased from this vendor was less than 10% of consolidated revenue during the period presented.
One customer accounted for 12% and 11% of the Company's total revenue during the three and six months ended May 31, 2023, respectively. No single customer accounted for more than 10% of the Company's total revenue during the three and six months ended May 31, 2022. As of May 31, 2023 and November 30, 2022, no single customer comprised more than 10% of the consolidated accounts receivable balance.
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

The Company has uncommitted supply-chain financing programs with global financial institutions under which trade accounts receivable of certain customers and their affiliates may be acquired, without recourse, by the financial institutions. Available capacity under these programs is dependent on the level of the Company’s trade accounts receivable with these customers and the financial institutions’ willingness to purchase such receivables. In addition, certain of these programs also require that the Company continue to service, administer and collect the sold accounts receivable. As of May 31, 2023 and November 30, 2022, accounts receivable sold to and held by the financial institutions under these programs were $1.1 billion and $1.4 billion, respectively. Discount fees related to the sale of trade accounts receivable under these facilities are included in “Interest expense and finance charges, net” in the Consolidated Statements of Operations. Discount fees for these programs totaled $12.0 million and $23.7 million in the three and six months ended May 31, 2023, respectively, and $3.9 million and $6.9 million in the three and six months ended May 31, 2022, respectively.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2023 and 2022
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
For the three and six months ended May 31, 2023 and 2022
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
Recently Issued Accounting Pronouncements
In September 2022, the FASB issued an accounting standards update which will require new enhanced disclosures by the buyer in supplier finance programs. Disclosures will include key terms of the program, including payment terms, along with the amount of related obligations, the financial statement caption that includes such obligations, and a rollforward of activity related to the obligations during the period. The new accounting standard must be adopted retrospectively to the earliest comparative period presented, except for the rollforward requirement, which should be adopted prospectively. The accounting standard is effective for the Company beginning with the quarter ending February 29, 2024, except for the rollforward requirement which is effective for the quarter ending February 28, 2025. Early adoption is permitted. While the new accounting standard is not expected to have an impact on the Company's financial condition, results of operations or cash flows, the Company is currently evaluating the impact the new accounting standard will have on its disclosures in the notes to the consolidated financial statements. The Company is evaluating the terms of its arrangements with certain of its suppliers and currently estimates that approximately $2 billion to $3 billion of balances included in "Accounts payable" on the Consolidated Balance Sheet may be within the scope of the standard.
In March 2020, the FASB issued optional guidance for a limited time to ease the potential burden in accounting for or recognizing the effects of reference rate reform, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”) on financial reporting. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments are elective and are effective upon issuance for all entities through December 31, 2022, which was extended through December 31, 2024 per an update the FASB issued in December 2022. On May 22, 2023, the TD SYNNEX Credit Agreement (as defined below) was amended to replace LIBOR with the Secured Overnight Financing Rate ("SOFR") as its benchmark rate (see Note 8 - Borrowings for further discussion of the TD SYNNEX Credit Agreement). The Company does not currently expect any material impacts from the adoption of this new guidance.
NOTE 3—ACQUISITION, INTEGRATION AND RESTRUCTURING COSTS:
Acquisition, integration and restructuring costs are primarily comprised of costs related to the Merger and costs related to the Global Business Optimization 2 Program initiated by Tech Data prior to the Merger (the “GBO 2 Program”).
The Merger
The Company incurred acquisition, integration and restructuring costs related to the completion of the Merger, including professional services costs, personnel and other costs, long-lived assets charges and termination fees, and stock-based compensation expense. Professional services costs are primarily comprised of IT and other consulting services, as well as legal expenses. Personnel and other costs are primarily comprised of costs related to retention and other bonuses, severance and duplicative labor costs. Long-lived assets charges and termination fees are comprised of accelerated depreciation and amortization expense of $5.3 million and $11.5 million recorded during the three and six months ended May 31, 2023, respectively, and $52.9 million recorded during the six months ended May 31, 2022 due to changes in asset useful lives in conjunction with the consolidation of certain IT systems, as well as $2.3 million and $12.5 million recorded during the three and six months ended May 31, 2023 for termination fees related to certain IT systems. There were no long-lived assets charges and termination fees recorded during the three months ended May 31, 2022. Stock-based compensation expense primarily relates to costs associated with the conversion of certain Tech Data performance-based equity awards issued prior to the Merger into restricted shares of TD SYNNEX (refer to Note 4 - Share-Based Compensation for further information) and expenses for certain restricted stock awards issued in conjunction with the Merger.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2023 and 2022
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
During the three and six months ended May 31, 2023 and 2022, acquisition and integration expenses related to the Merger were composed of the following:

	Three Months Ended		Six Months Ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Professional services costs	$4,311	$5,793	$11,121	$13,941
Personnel and other costs	11,275	4,404	24,282	15,348
Long-lived assets charges and termination fees	7,613	—	23,989	52,871
Stock-based compensation	11,039	12,889	22,560	26,465
Total	$34,238	$23,086	$81,952	$108,625
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
The Company incurred acquisition, integration and restructuring costs under the GBO 2 Program of $2.6 million and $6.1 million during the three and six months ended May 31, 2023, respectively, and $9.4 million and $17.2 million during the three and six months ended May 31, 2022, respectively. The Company does not expect to incur material costs under the GBO 2 Program in future periods. Cash payments related to restructuring costs and accrued restructuring balances related to the GBO 2 Program are not material as of May 31, 2023.
NOTE 4—SHARE-BASED COMPENSATION:
Overview of TD SYNNEX Stock Incentive Plans
The Company recognizes share-based compensation expense for all share-based awards made to employees and directors, including employee stock options, restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance-based RSUs and employee stock purchase rights, based on estimated fair values.
The following tables summarize the Company's share-based awards activity for TD SYNNEX stock incentive plans during the six months ended May 31, 2023.
A summary of the changes in the Company's stock options is set forth below:

Stock options
Balances, November 30, 2022	677
Exercised	(62)
Balances, May 31, 2023	615

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2023 and 2022
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
A summary of the changes in the Company's non-vested RSAs and RSUs is presented below:

RSAs and RSUs
Nonvested at November 30, 2022	1,307
Granted	84
Vested	(206)
Canceled	(62)
Nonvested at May 31, 2023	1,123
A summary of share-based compensation expense in the Consolidated Statements of Operations for TD SYNNEX stock incentive plans is presented below:

	Three Months Ended		Six Months Ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Selling, general and administrative expenses	$7,648	$7,038	$20,722	$13,788
Acquisition, integration and restructuring costs (on awards issued in connection with the Merger )	1,486	1,596	2,978	3,399
Total share-based compensation expense	$9,134	$8,634	$23,700	$17,187
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
The following table summarizes the activity related to these restricted shares during the six months ended May 31, 2023:

Restricted shares
Nonvested at November 30, 2022	350
Vested	(15)
Canceled	(34)
Nonvested at May 31, 2023	301
The restricted shares had a fair value of $127.60 per share upon closing of the Merger which is being recorded as share-based compensation expense on a straight-line basis over the vesting period in “Acquisition, integration, and restructuring costs” in the Consolidated Statement of Operations. The Company recorded $9.5 million and $19.6 million of share-based compensation expense related to these restricted shares in “Acquisition, integration, and restructuring costs” during the three and six months ended May 31, 2023, respectively, and $11.3 million and $23.0 million during the three and six months ended May 31, 2022, respectively. As of May 31, 2023, there was $9.6 million of total unamortized share-based compensation expense related to these restricted shares to be recognized over a weighted-average amortization period of 0.25 years.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2023 and 2022
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
NOTE 5—BALANCE SHEET COMPONENTS:
Cash, cash equivalents and restricted cash:
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	As of
	May 31, 2023	November 30, 2022
Cash and cash equivalents	$852,079	$522,604
Restricted cash included in other current assets	—	252
Cash, cash equivalents and restricted cash	$852,079	$522,856
Accounts receivable, net:

	As of
	May 31, 2023	November 30, 2022
Accounts receivable	$8,511,937	$9,550,741
Less: Allowance for doubtful accounts	(135,516)	(129,742)
Accounts receivable, net	$8,376,421	$9,420,999
Receivables from vendors, net:

	As of
	May 31, 2023	November 30, 2022
Receivables from vendors	$1,001,608	$831,539
Less: Allowance for doubtful accounts	(17,975)	(12,404)
Receivables from vendors, net	$983,633	$819,135
Allowance for doubtful trade receivables:

Balance at November 30, 2022	$129,742
Additions	19,511
Write-offs, recoveries, reclassifications and foreign exchange translation	(13,737)
Balance at May 31, 2023	$135,516

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2023 and 2022
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
Allowance for doubtful receivables from vendors:

Balance at November 30, 2022	$12,404
Additions	5,897
Write-offs, recoveries, reclassifications and foreign exchange translation	(326)
Balance at May 31, 2023	$17,975
Accumulated other comprehensive loss:
The components of accumulated other comprehensive loss (“AOCI”), net of taxes, were as follows:

	Unrealized gains on cash flow hedges, net of taxes	Foreign currency translation adjustment and other, net of taxes	Total
Balance as of November 30, 2022	$6,169	$(725,879)	$(719,710)
Other comprehensive income before reclassification	702	146,699	147,401
Reclassification of gains from accumulated other comprehensive loss	(2,697)	—	(2,697)
Balance as of May 31, 2023	$4,174	$(579,180)	$(575,006)
Refer to Note 6 - Derivative Instruments for the location of gains and losses reclassified from AOCI to the Consolidated Statements of Operations.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2023 and 2022
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
Cash Flow Hedges
The Company uses interest rate swap derivative contracts to economically convert a portion of its variable-rate debt to fixed-rate debt. Gains and losses on cash flow hedges are recorded in AOCI until the hedged item is recognized in earnings. Deferred gains and losses associated with cash flow hedges of interest payments are recognized in “Interest expense and finance charges, net” in the same period as the related expense is recognized. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified into earnings in the period of de-designation. Any subsequent changes in fair value of such derivative instruments are recorded in earnings unless they are re-designated as hedges of other transactions. The Company classifies cash flows related to the settlement of its cash flow hedges as operating activities in the Consolidated Statements of Cash Flows. The Company terminated its remaining interest rate swaps in May 2023 and had no interest rate swaps designated as cash flow hedges outstanding as of May 31, 2023.
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
For the three and six months ended May 31, 2023 and 2022
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
Fair Values of Derivative Instruments in the Consolidated Balance Sheets
The fair values of the Company’s derivative instruments are disclosed in Note 7 - Fair Value Measurements and summarized in the table below:

	Value as of
Balance Sheet Line Item	May 31, 2023	November 30, 2022
Derivative instruments not designated as hedging instruments:
Foreign exchange forward contracts (notional value)	$1,649,587	$1,853,188
Other current assets	14,548	9,597
Other accrued liabilities	6,123	16,085
Derivative instruments designated as cash flow hedges:
Interest rate swaps (notional value)	$—	$1,000,000
Other current assets	—	17,222
Derivative instruments designated as net investment hedges:
Foreign currency forward contracts (notional value)	$520,000	$523,750
Other accrued liabilities	451	255
Other long-term liabilities	26,038	16,420
The Company terminated interest rate swaps with a notional value of $400.0 million in December 2021 ("the December 2021 Terminations"). Cumulative losses from the December 2021 Terminations totaled $16.0 million and are being reclassified from AOCI to “Interest expense and finance charges, net” over the period through September 2023. The Company terminated the remaining interest rate swaps with a notional value of $1.0 billion in May 2023 (the "May 2023 Terminations"). Cumulative gains from the May 2023 Terminations totaled $10.0 million and are being reclassified from AOCI to "Interest expense and finance charges, net" over the period through October 2023.
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
For the three and six months ended May 31, 2023 and 2022
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

		Three Months Ended		Six Months Ended
	Location of Gains (Losses) in Income	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Derivative instruments not designated as hedging instruments:
(Losses) gains recognized from foreign exchange contracts, net⁽¹⁾	Cost of revenue	$(7,611)	$14,013	$(24,512)	$4,118
Losses recognized from foreign exchange contracts, net⁽¹⁾	Other expense, net	(2,662)	(949)	(5,225)	(1,159)
Total		$(10,273)	$13,064	$(29,737)	$2,959

Derivative instruments designated as cash flow hedges:
(Losses) gains recognized in OCI on interest rate swaps		$(217)	$14,232	$937	$26,051
Gains (losses) on interest rate swaps reclassified from AOCI into income	Interest expense and finance charges, net	$2,445	$(9,038)	$3,583	$(18,998)

Derivative instruments designated as net investment hedges:
(Losses) recognized in OCI on foreign exchange forward contracts⁽²⁾		$(6,632)	$—	$(14,657)	$—
Gains recognized in income (amount excluded from effectiveness testing)⁽²⁾	Interest expense and finance charges, net	$2,308	$—	$4,586	$—
____________________________
(1) The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies.
(2) The Company had no net investment hedges outstanding during the three and six months ended May 31, 2022.
Except for the net investment hedge amount for fiscal 2023 shown above, there were no material gain or loss amounts excluded from the assessment of effectiveness. Existing net gains in AOCI that are expected to be reclassified into earnings in the normal course of business within the next twelve months are $7.1 million.
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
For the three and six months ended May 31, 2023 and 2022
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
The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	As of May 31, 2023				As of November 30, 2022
		Fair value measurement category				Fair value measurement category
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Forward foreign currency exchange contracts not designated as hedges	$14,548	$—	$14,548	$—	$9,597	$—	$9,597	$—
Interest rate swaps	—	—	—	—	17,222	—	17,222	—
Liabilities:
Forward foreign currency exchange contracts not designated as hedges	$6,123	$—	$6,123	$—	$16,085	$—	$16,085	$—
Forward foreign currency exchange contracts designated as net investment hedges	26,489	—	26,489	—	16,675	—	16,675	—
The fair values of forward exchange contracts are measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. Fair values of interest rate swaps are measured using standard valuation models using inputs that are readily available in public markets, or can be derived from observable market transactions, including spot and forward rates. There were no interest rate swaps outstanding as of May 31, 2023. The effect of nonperformance risk on the fair value of derivative instruments was not material as of May 31, 2023 and November 30, 2022.
The carrying values of accounts receivable, accounts payable and short-term debt approximate fair value due to their short maturities and interest rates which are variable in nature. The carrying value of the Company’s term loans approximate their fair value since they bear interest rates that are similar to existing market rates. The estimated fair value of the Senior Notes was approximately $2.1 billion as of both May 31, 2023 and November 30, 2022.
During the six months ended May 31, 2023, there were no transfers between the fair value measurement category levels.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2023 and 2022
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
NOTE 8—BORROWINGS:
Borrowings consist of the following:

	As of
	May 31, 2023	November 30, 2022
Committed and uncommitted revolving credit facilities and borrowings	$224,738	$193,128
Current portion of TD SYNNEX term loan	75,000	75,000
Borrowings, current	$299,738	$268,128

TD SYNNEX term loan	$1,312,500	$1,350,000
TD SYNNEX Senior Notes	2,500,000	2,500,000
Other credit agreements and long-term debt	13,616	9,690
Long-term borrowings, before unamortized debt discount and issuance costs	$3,826,116	$3,859,690
Less: unamortized debt discount and issuance costs	(20,742)	(24,025)
Long-term borrowings	$3,805,374	$3,835,665
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
Under the terms of the U.S. AR Arrangement, the Company and certain of its U.S. subsidiaries sell, on a revolving basis, their receivables to a wholly-owned, bankruptcy-remote subsidiary. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled approximately $2.4 billion and $2.9 billion as of May 31, 2023 and November 30, 2022, respectively. The borrowings are funded by pledging all of the rights, title and interest in the receivables acquired by the Company's bankruptcy-remote subsidiary as security. Any amounts received under the U.S. AR Arrangement are recorded as debt on the Company's Consolidated Balance Sheets. There were no amounts outstanding under the U.S. AR Arrangement at May 31, 2023 or November 30, 2022.
TD SYNNEX Credit Agreement
The Company is party to a credit agreement, dated as of April 16, 2021 and amended May 22, 2023 (as amended, the “TD SYNNEX Credit Agreement”) with the lenders party thereto and Citibank, N.A., as agent, pursuant to which the Company received commitments for the extension of a senior unsecured revolving credit facility not to exceed an aggregate principal amount of $3.5 billion, which revolving credit facility (the “TD SYNNEX revolving credit facility”) may, at the request of the Company but subject to the lenders’ discretion, potentially be increased by up to an aggregate amount of $500.0 million. There were no amounts outstanding under the TD SYNNEX revolving credit facility at May 31, 2023 or November 30, 2022. The TD SYNNEX Credit Agreement also includes a senior unsecured term loan (the “TD SYNNEX term loan” and, together with the TD SYNNEX revolving credit facility, the “TD SYNNEX credit facilities”) in an original aggregate principal amount of $1.5 billion, that was fully funded in connection with the closing of the Merger. The borrower under the TD SYNNEX Credit Agreement is the Company. There are no guarantors of the TD SYNNEX Credit Agreement. The maturity of the TD SYNNEX Credit Agreement is on the fifth anniversary of the September 2021 closing date, to occur in September 2026, subject in the case of the revolving credit facility, to two one-year extensions upon the Company’s prior notice to the lenders and the agreement of the lenders to extend such maturity date.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2023 and 2022
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
The outstanding principal amount of the TD SYNNEX term loan is payable in quarterly installments in an amount equal to 1.25% of the original $1.5 billion principal balance, with the outstanding principal amount of the term loans due in full on the maturity date. Loans borrowed under the TD SYNNEX Credit Agreement bear interest, in the case of SOFR rate loans, at a per annum rate equal to the applicable SOFR rate, plus the applicable margin, which may range from 1.125% to 1.750%, based on the Company’s public debt rating (as defined in the TD SYNNEX Credit Agreement). The applicable margin on base rate loans is 1.00% less than the corresponding margin on SOFR rate based loans. In addition to these borrowing rates, there is a commitment fee which ranges from 0.125% to 0.300% on any unused commitment under the TD SYNNEX revolving credit facility based on the Company’s public debt rating. The effective interest rate for the TD SYNNEX term loan was 6.63% and 5.46% as of May 31, 2023 and November 30, 2022, respectively. The Company used interest rate swap derivative contracts to economically convert a portion of the TD SYNNEX term loan to fixed-rate debt. The interest rate swaps were terminated in May 2023 (see Note 6 - Derivative Instruments for further discussion).
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
For the three and six months ended May 31, 2023 and 2022
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
Other Short-Term Borrowings
The Company has various other committed and uncommitted lines of credit with financial institutions, finance leases, short-term loans, term loans, credit facilities and book overdraft facilities, totaling approximately $588.5 million in borrowing capacity as of May 31, 2023. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal. Interest rates and other terms of borrowing under these lines of credit vary by country, depending on local market conditions. There was $224.7 million outstanding on these facilities at May 31, 2023, at a weighted average interest rate of 6.54%, and there was $193.1 million outstanding at November 30, 2022, at a weighted average interest rate of 4.69%. Borrowings under certain of these lines of credit facilities are guaranteed by the Company.
At May 31, 2023, the Company was also contingently liable for reimbursement obligations with respect to issued standby letters of credit in the aggregate outstanding amount of $30.6 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.
The maximum commitment amounts for local currency credit facilities have been translated into U.S. dollars at May 31, 2023 exchange rates.
Covenant Compliance
The Company's credit facilities have a number of covenants and restrictions that require the Company to maintain specified financial ratios. The covenants also limit the Company’s ability to incur additional debt, create liens, enter into agreements with affiliates, modify the nature of the Company’s business, and merge or consolidate. As of May 31, 2023, the Company was in compliance with the financial covenant requirements for the above arrangements.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2023 and 2022
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
NOTE 9—EARNINGS PER COMMON SHARE:
The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Six Months Ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Basic earnings per common share:
Net income attributable to common stockholders(1)	$132,087	$147,944	$297,854	$279,533
Weighted-average number of common shares - basic	93,385	95,469	93,805	95,491
Basic earnings per common share	$1.41	$1.55	$3.18	$2.93

Diluted earnings per common share:
Net income attributable to common stockholders(1)	$132,089	$147,947	$297,859	$279,538

Weighted-average number of common shares - basic	93,385	95,469	93,805	95,491
Effect of dilutive securities:
Stock options and RSUs	258	273	269	293
Weighted-average number of common shares - diluted	93,643	95,742	94,074	95,784

Diluted earnings per common share	$1.41	$1.55	$3.17	$2.92

Anti-dilutive shares excluded from diluted earnings per share calculation	304	244	271	244
_________________________
(1) RSAs granted by the Company are considered participating securities. Income available to participating securities was immaterial in all periods presented.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2023 and 2022
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)

NOTE 10—SEGMENT INFORMATION:
Summarized financial information related to the Company’s reportable business segments for the periods presented is shown below:

	Americas	Europe	APJ	Consolidated
Three Months Ended May 31, 2023
Revenue	$8,699,342	$4,461,461	$901,321	$14,062,124
Operating income	187,259	40,057	25,567	252,883
Three Months Ended May 31, 2022
Revenue	$9,776,933	$4,652,611	$840,247	$15,269,791
Operating income	192,823	40,525	19,389	252,737
Six Months Ended May 31, 2023
Revenue	$17,338,046	$9,981,898	$1,867,551	$29,187,495
Operating income	366,764	128,262	56,019	551,045
Six Months Ended May 31, 2022
Revenue	$18,851,206	$10,232,399	$1,656,163	$30,739,768
Operating income	331,342	105,857	37,978	475,177

NOTE 11—RELATED PARTY TRANSACTIONS:
The Company has a business relationship with MiTAC Holdings Corporation (“MiTAC Holdings”), a publicly-traded company in Taiwan, which began in 1992 when MiTAC Holdings became one of the Company's primary investors through its affiliates. As of May 31, 2023 and November 30, 2022, MiTAC Holdings and its affiliates beneficially owned approximately 9.9% and 9.7% of the Company’s outstanding common stock, respectively. Mr. Matthew Miau, Chairman Emeritus of the Company’s Board of Directors and a director, is the Chairman of MiTAC Holdings and a director or officer of MiTAC Holdings’ affiliates.
Beneficial Ownership of the Company’s Common Stock by MiTAC Holdings
As noted above, MiTAC Holdings and its affiliates in the aggregate beneficially owned approximately 9.9% of the Company’s outstanding common stock as of May 31, 2023. These shares are owned by the following entities:

As of May 31, 2023
MiTAC Holdings(1)	5,300
Synnex Technology International Corp.(2)	3,860
Total	9,160
_________________________
(1) Shares are held as follows: 302 shares by Silver Star Developments Ltd. and 2,595 shares by MiTAC International Corp., both of which are wholly-owned subsidiaries of MiTAC Holdings, along with 2,403 shares held directly by MiTAC Holdings. Excludes 196 shares held directly by Mr. Miau, 217 shares indirectly held by Mr. Miau through a charitable remainder trust, and 190 shares held by his spouse.
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

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2023 and 2022
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
The following table presents the Company's transactions with MiTAC Holdings and its affiliates for the periods indicated:

	Three Months Ended		Six Months Ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Purchases of inventories and services	$41,193	$54,474	$81,636	$101,050
Sale of products to MiTAC Holdings and affiliates	1,527	1,076	5,275	1,136
Payments made for rent and overhead costs for use of facilities of MiTAC Holdings and affiliates, net	250	45	557	81
The following table presents the Company’s receivable from and payable to MiTAC Holdings and its affiliates for the periods presented:

	As of
	May 31, 2023	November 30, 2022
Receivable from related parties (included in Accounts receivable, net)	$4,423	$1,222
Payable to related parties (included in Accounts payable)	10,204	30,317
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
As of May 31, 2023, the Company had $841.7 million available for future repurchases of its common stock under the authorized share repurchase program.
The Company's common share repurchase activity for the six months ended May 31, 2023 is summarized as follows:

	Shares	Weighted-average price per share
Treasury stock balance at November 30, 2022	4,049	$83.29
Shares of treasury stock repurchased under share repurchase program (1)	1,840	95.00
Shares of treasury stock repurchased for tax withholdings on equity awards	74	104.99
Treasury stock balance at May 31, 2023	5,963	$87.40
_________________________
(1) Weighted-average price per share excludes broker's commissions and excise taxes. "Repurchases of common stock" in the Consolidated Statements of Cash Flows for the six months ended May 31, 2023 excludes $1.4 million of accrued excise tax that is included in "Other current liabilities" and "Treasury stock" on the Consolidated Balance Sheets at May 31, 2023. Excise taxes when paid are classified as operating activities in the Consolidated Statements of Cash Flows.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2023 and 2022
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
Dividends
On June 27, 2023, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.35 per common share payable on July 28, 2023 to stockholders of record as of the close of business on July 14, 2023. Dividends are subject to continued capital availability and declaration by the Board of Directors that the dividend is in the best interest of the Company’s stockholders.
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
The French Autorité de la Concurrence (“Competition Authority”) began in 2013 an investigation into the French market for certain products of Apple, Inc. ("Apple") for which the Company is a distributor. In March 2020, the Competition Authority imposed fines on Tech Data, on another distributor, and on Apple, finding that Tech Data entered into an anticompetitive agreement with Apple regarding volume allocations of Apple products. The initial fine imposed on Tech Data was €76.1 million. The Company appealed its determination to the French courts, seeking to set aside or reduce the fine. On October 6, 2022, the appeals court issued a ruling that reduced the fine imposed on the Company from €76.1 million to €24.9 million. As a result of the appeals court ruling, the Company determined that the best estimate of probable loss related to this matter is €24.9 million (approximately $26.7 million as of May 31, 2023), which has been paid in full. The Company continues to contest the arguments of the Competition Authority and has further appealed this matter. A civil lawsuit related to this matter, alleging anticompetitive actions in association with the established distribution networks for Apple, Tech Data and another distributor was filed by eBizcuss. The Company is currently evaluating this matter and cannot currently estimate the probability or amount of any potential loss.
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
For the three and six months ended May 31, 2023 and 2022
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

When used in this Quarterly Report on Form 10-Q, or this “Report”, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “allows,” “can,” “may,” “could,” “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our business model and our services, our business and market strategy, future growth, our infrastructure, our investment in our information technology, or IT, systems, our employee hiring and retention, the ownership interest of MiTAC Holdings Corporation or MiTAC Holdings, in us and its impact, the ownership interest of Apollo Global Management, Inc., or Apollo, in us and its impact, the impact of the Merger, our integration plans, our plans with respect to the GBO 2 Program, our revenue, sources of revenue, our gross margins, our operating costs and results, timing of payment, the value of our inventory, our competition, including with Synnex Technology International Corp., our future needs and sources for additional financing, contract terms, relationships with our suppliers, adequacy of our facilities, ability to meet demand, managing inventory and our shipping costs, our legal proceedings, our operations, foreign currency exchange rates and hedging activities, our strategic acquisitions including anticipated cost savings and other benefits, our goodwill, seasonality of sales, adequacy of our cash resources, our debt and financing arrangements, including the impact of any change to our credit rating, interest rate risk and impact thereof, cash held by our international subsidiaries and repatriation, changes in fair value of derivative instruments, our tax liabilities, adequacy of our disclosure controls and procedures, cybersecurity, the replacement of LIBOR, impact of our pricing policies, impact of economic and industry trends, changes to the markets in which we compete, impact of accounting policies, our estimates and assumptions, impact of inventory repurchase obligations and commitments and contingencies, our effective tax rates, impact of any impairment of our goodwill and intangible assets, our share repurchase and dividend program, and our purchase accounting adjustments. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed herein and risks related to the risk that the legacy SYNNEX and legacy Tech Data businesses will not be integrated successfully or realize the anticipated benefits of the combined company, the buying patterns of our customers, concentration of sales to large customers, the loss or consolidation of one or more of our significant original equipment manufacturer ("OEM") suppliers or customers, market acceptance of the products we assemble and distribute, competitive conditions in our industry and their impact on our margins, pricing and other terms with our OEM suppliers, our ability to gain market share, variations in supplier-sponsored programs, changes in our costs and operating expenses, increased inflation, dependence upon and trends in capital spending budgets in the IT industry, fluctuations in general economic conditions, changes in tax laws, risks associated with our international operations, uncertainties and variability in demand by our reseller and integration customers, supply shortages or delays, any termination or reduction in our floor plan financing arrangements, changes in value of foreign currencies and interest rates and other risk factors contained in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended November 30, 2022 and below under Part II, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, unless otherwise required by law.

In the Management’s Discussion and Analysis of Financial Condition and Results of Operations, all references to “TD SYNNEX,” "SYNNEX," “we,” “us,” “our” or the “Company” mean TD SYNNEX Corporation and its subsidiaries, except where it is made clear that the term means only the parent company or one of its segments.

TD SYNNEX, the TD SYNNEX Logo and all other TD SYNNEX company, product and services names and slogans are trademarks or registered trademarks of TD SYNNEX Corporation. Other names and marks are the property of their respective owners.
Overview
We are a Fortune 100 corporation and a leading global distributor and solutions aggregator for the information technology ("IT") ecosystem. We serve a critical role, bringing products from the world's leading and emerging technology vendors to market, and helping our customers create solutions best suited to maximize business outcomes for their end-user customers.

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
Results of Operations
The following table sets forth, for the indicated periods, data as percentages of total revenue:

	Three Months Ended		Six Months Ended
Statements of Operations Data:	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	(93.15)%	(93.74)%	(93.26)%	(93.74)%
Gross profit	6.85%	6.26%	6.74%	6.26%
Selling, general and administrative expenses	(4.79)%	(4.39)%	(4.55)%	(4.31)%
Acquisition, integration and restructuring costs	(0.26)%	(0.21)%	(0.30)%	(0.41)%
Operating income	1.80%	1.66%	1.89%	1.55%
Interest expense and finance charges, net	(0.53)%	(0.31)%	(0.54)%	(0.30)%
Other expense, net	(0.03)%	(0.05)%	(0.01)%	(0.03)%
Income before income taxes	1.24%	1.30%	1.34%	1.22%
Provision for income taxes	(0.29)%	(0.32)%	(0.31)%	(0.31)%
Net income	0.95%	0.98%	1.03%	0.91%
Certain Non-GAAP Financial Information
In addition to disclosing financial results that are determined in accordance with GAAP, we also disclose certain non-GAAP financial information, including:
•Revenue in constant currency, which is revenue adjusted for the translation effect of foreign currencies so that certain financial results can be viewed without the impact of fluctuations in foreign currency exchange rates, thereby facilitating period-to-period comparisons of our business performance. Revenue in constant currency is calculated by translating the revenue for the three and six months ended May 31, 2023 in the billing currency using the comparable prior period currency conversion rate. Generally, when the dollar either strengthens or weakens against other currencies, the growth at constant currency rates will be higher or lower than growth reported at actual exchange rates.
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
Three and Six Months Ended May 31, 2023 and 2022:
Revenue
The following table summarizes our revenue and change in revenue by segment for the three and six months ended May 31, 2023 and 2022:

	Three Months Ended			Six Months Ended
	May 31, 2023	May 31, 2022	Percent Change	May 31, 2023	May 31, 2022	Percent Change
Revenue in constant currency	(in thousands)			(in thousands)
Consolidated
Revenue	$14,062,124	$15,269,791	(7.9)%	$29,187,495	$30,739,768	(5.0)%
Impact of changes in foreign currencies	131,639	—		591,298	—
Revenue in constant currency	$14,193,763	$15,269,791	(7.0)%	$29,778,793	$30,739,768	(3.1)%

Americas
Revenue	$8,699,342	$9,776,933	(11.0)%	$17,338,046	$18,851,206	(8.0)%
Impact of changes in foreign currencies	67,188	—		122,344	—
Revenue in constant currency	$8,766,530	$9,776,933	(10.3)%	$17,460,390	$18,851,206	(7.4)%

Europe
Revenue	$4,461,461	$4,652,611	(4.1)%	$9,981,898	$10,232,399	(2.4)%
Impact of changes in foreign currencies	26,953	—		370,883	—
Revenue in constant currency	$4,488,414	$4,652,611	(3.5)%	$10,352,781	$10,232,399	1.2%

APJ
Revenue	$901,321	$840,247	7.3%	$1,867,551	$1,656,163	12.8%
Impact of changes in foreign currencies	37,498	—		98,071	—
Revenue in constant currency	$938,819	$840,247	11.7%	$1,965,622	$1,656,163	18.7%
Consolidated Commentary
During the three months ended May 31, 2023, consolidated revenue and revenue in constant currency decreased by $1.2 billion and $1.1 billion, respectively, as compared to the prior year period. During the six months ended May 31, 2023, consolidated revenue and revenue in constant currency decreased by $1.6 billion and $961.0 million, respectively, as compared to the prior year period. The decreases are primarily driven by a decline in our Endpoint Solutions portfolio as the industry experienced a post-pandemic decline in demand for personal computer ecosystem products. This decline was partially offset by increases in our Advanced Solutions portfolio and high-growth technologies. The shift in product mix resulted in a greater percentage of our revenues being presented on a net basis, which negatively impacted our revenue compared to the prior three and six months ended May 31, 2022 by approximately 3%.

Americas Commentary
During the three months ended May 31, 2023, Americas revenue and revenue in constant currency decreased by $1.1 billion and $1.0 billion, respectively, as compared to the prior year period. During the six months ended May 31, 2023, Americas revenue and revenue in constant currency decreased by $1.5 billion and $1.4 billion, respectively, as compared to the prior year period. The decreases are primarily due to a decline in our Endpoint Solutions portfolio in the region as the industry experienced a post-pandemic decline in demand for personal computer ecosystem products, partially offset by growth in our Advanced Solutions portfolio and high-growth technologies. The shift in product mix resulted in a greater percentage of our revenues being presented on a net basis, which negatively impacted our revenue by approximately 3% and 4% compared to the three and six months ended May 31, 2022, respectively.
Europe Commentary
During the three months ended May 31, 2023, Europe revenue and revenue in constant currency decreased by $191.2 million and $164.2 million, respectively, as compared to the prior year period. The decreases are primarily due to a shift in product mix that resulted in a greater percentage of our revenues being presented on a net basis, which negatively impacted our revenue by approximately 4% compared to the three months ended May 31, 2022. The shift in product mix was primarily due to a decline in our Endpoint Solutions portfolio, which was offset by growth in our Advanced Solutions portfolio.
During the six months ended May 31, 2023, Europe revenue decreased by $250.5 million, as compared to the prior year period, primarily due to the impact of changes in foreign currencies. The impact of changes in foreign currencies is primarily due to the weakening of the euro against the U.S. dollar. During the six months ended May 31, 2023, Europe revenue in constant currency increased by $120.4 million, as compared to the prior year period, primarily due to growth in our Advanced Solutions portfolio, partially offset by a decline in our Endpoint Solutions portfolio. The shift in product mix resulted in a greater percentage of our revenues being presented on a net basis, which negatively impacted our revenue by approximately 3% compared to the six months ended May 31, 2022.
APJ Commentary
During the three months ended May 31, 2023, APJ revenue and revenue in constant currency increased by $61.1 million and $98.6 million, respectively, as compared to the prior year period. During the six months ended May 31, 2023, APJ revenue and revenue in constant currency increased by $211.4 million and $309.5 million, respectively, as compared to the prior year period. The increases are primarily driven by growth in high-growth technologies.
Gross Profit

	Three Months Ended		Percent Change	Six Months Ended		Percent Change
	May 31, 2023	May 31, 2022		May 31, 2023	May 31, 2022
Gross Profit and Gross Margin - Consolidated	(in thousands)			(in thousands)
Revenue	$14,062,124	$15,269,791	(7.9)%	$29,187,495	$30,739,768	(5.0)%

Gross profit	$963,410	$955,789	0.8%	$1,966,977	$1,924,450	2.2%
Purchase accounting adjustments	5,170	27,406		12,620	52,485
Non-GAAP gross profit	$968,580	$983,195	(1.5)%	$1,979,597	$1,976,935	0.1%

Gross margin	6.85%	6.26%		6.74%	6.26%
Non-GAAP gross margin	6.89%	6.44%		6.78%	6.43%
Our gross margin is affected by a variety of factors, including competition, selling prices, mix of products, product costs along with rebate and discount programs from our suppliers, reserves or settlement adjustments, freight costs, inventory losses and fluctuations in revenue due to factors such as shift in product mix that may result in additional revenues being presented on a net basis.

Our gross profit increased during the three and six months ended May 31, 2023, as compared to the prior year periods, primarily due to the impact of lower purchase accounting adjustments related to the Merger and our improved gross margin, partially offset by the impact of a decline in revenues in our Endpoint Solutions portfolio. The increase in gross margin during the three and six months ended May 31, 2023, as compared to the prior year periods, is primarily due to product and customer mix, including an increase in revenue in our Advanced Solutions portfolio and high-growth technologies, as well as the impact of lower purchase accounting adjustments related to the Merger. The shift in product mix resulted in the presentation of additional revenues on a net basis, which positively impacted our gross margin during the three and six months ended May 31, 2023 by approximately 21 and 20 basis points, respectively.
During the three months ended May 31, 2023, non-GAAP gross profit decreased, as compared to the prior year period, primarily due to the decrease in revenues in our Endpoint Solutions portfolio, partially offset by an improvement in gross margin. During the six months ended May 31, 2023, non-GAAP gross profit slightly increased, as compared to the prior year period, primarily due to an improvement in gross margin, partially offset by the decrease in revenues in our Endpoint Solutions portfolio. During the three and six months ended May 31, 2023, non-GAAP gross margin increased, as compared to the prior year period, primarily due to product and customer mix, including an increase in revenue in our Advanced Solutions portfolio and high-growth technologies, as well as the presentation of additional revenues on a net basis.
Selling, General and Administrative Expenses

	Three Months Ended		Percent Change	Six Months Ended		Percent Change
	May 31, 2023	May 31, 2022		May 31, 2023	May 31, 2022
	(in thousands)			(in thousands)
Selling, general and administrative expenses	$673,698	$670,574	0.5%	$1,327,921	$1,323,425	0.3%
Percentage of revenue	4.79%	4.39%		4.55%	4.31%
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
During the three and six months ended May 31, 2023, selling, general and administrative expenses slightly increased, compared to the prior year period, primarily due to higher personnel costs. Selling, general and administrative expenses increased as a percentage of revenue, compared to the prior year period, primarily due to the decrease in revenue.
Acquisition, Integration and Restructuring Costs
Acquisition, integration and restructuring costs are primarily comprised of costs related to the Merger and costs related to the Global Business Optimization 2 Program initiated by Tech Data prior to the Merger (the “GBO 2 Program”).
The Merger
We incurred acquisition, integration and restructuring costs related to the completion of the Merger, including professional services costs, personnel and other costs, long-lived assets charges and termination fees, and stock-based compensation expense. Professional services costs are primarily comprised of IT and other consulting services, as well as legal expenses. Personnel and other costs are primarily comprised of costs related to retention and other bonuses, severance and duplicative labor costs. Long-lived assets charges and termination fees are comprised of accelerated depreciation and amortization expense of $5.3 million and $11.5 million recorded during the three and six months ended May 31, 2023, respectively, and $52.9 million recorded during the six months ended May 31, 2022, due to changes in asset useful lives in conjunction with the consolidation of certain IT systems, as well as $2.3 million and $12.5 million recorded during the three and six months ended May 31, 2023 for termination fees related to certain IT systems. There were no long-lived assets charges and termination fees recorded during the three months ended May 31, 2022. Stock-based compensation expense primarily relates to costs associated with the conversion of certain Tech Data performance-based equity awards issued prior to the Merger into restricted shares of TD SYNNEX (refer to Note 4 – Share-Based Compensation to the Consolidated Financial Statements in Part I, Item 1 of this Report for further information) and expenses for certain restricted stock awards issued in conjunction with the Merger.

During the three and six months ended May 31, 2023 and 2022, acquisition and integration expenses related to the Merger were composed of the following:

	Three Months Ended		Six Months Ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
	(in thousands)
Professional services costs	$4,311	$5,793	$11,121	$13,941
Personnel and other costs	11,275	4,404	24,282	15,348
Long-lived assets charges and termination fees	7,613	—	23,989	52,871
Stock-based compensation	11,039	12,889	22,560	26,465
Total	$34,238	$23,086	$81,952	$108,625
During the three months ended May 31, 2023, acquisition and integration expenses related to the Merger increased, compared to the prior year period, due to long-lived assets charges and termination fees, as well as an increase in personnel and other costs primarily due to higher severance costs. During the six months ended May 31, 2023, acquisition and integration expenses related to the Merger decreased, compared to the prior year period, primarily due to the decrease in long-lived assets charges and termination fees.
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
We incurred acquisition, integration and restructuring costs under the GBO 2 Program of $2.6 million and $9.4 million during the three months ended May 31, 2023 and 2022, respectively. We incurred acquisition, integration, and restructuring costs under the GBO 2 Program of $6.1 million and $17.2 million during the six months ended May 31, 2023 and 2022, respectively. During the three and six months ended May 31, 2023, acquisition, integration and restructuring costs under the GBO 2 Program decreased, compared to the prior year period, due to the wind-down of activities as the program is not expected to incur material amounts in future periods.

Operating Income
The following tables provide an analysis of operating income and non-GAAP operating income on a consolidated and regional basis as well as a reconciliation of operating income to non-GAAP operating income on a consolidated and regional basis for the three and six months ended May 31, 2023 and 2022:

	Three Months Ended		Percent Change	Six Months Ended		Percent Change
	May 31, 2023	May 31, 2022		May 31, 2023	May 31, 2022
Operating Income and Operating Margin - Consolidated	(in thousands)			(in thousands)
Revenue	$14,062,124	$15,269,791		$29,187,495	$30,739,768

Operating income	$252,883	$252,737	0.1%	$551,045	$475,177	16.0%
Acquisition, integration and restructuring costs	36,829	32,478		88,011	125,848
Amortization of intangibles	73,519	74,676		146,542	150,812
Share-based compensation	7,648	7,038		20,722	13,788
Purchase accounting adjustments	5,170	31,392		12,620	64,553
Non-GAAP operating income	$376,049	$398,321	(5.6)%	$818,940	$830,178	(1.4)%

Operating margin	1.80%	1.66%		1.89%	1.55%
Non-GAAP operating margin	2.67%	2.61%		2.81%	2.70%
Consolidated operating income was flat during the three months ended May 31, 2023, compared to the prior year period, primarily due to an improvement in gross margin due to product and customer mix and a decrease in purchase accounting adjustments related to the Merger, offset by the decline in revenues in our Endpoint Solutions portfolio. Consolidated operating income increased during the six months ended May 31, 2023, compared to the prior year period, primarily due to an improvement in gross margin due to product and customer mix and a decrease in purchase accounting adjustments related to the Merger, partially offset by the decline in revenues in our Endpoint Solutions portfolio. Consolidated operating margin increased during the three and six months ended May 31, 2023, compared to the prior year period, due to an increase in gross margin due to product and customer mix and a decrease in purchase accounting adjustments related to the Merger, partially offset by higher selling, general and administrative expenses as a percentage of revenue due to the decrease in revenues.

Consolidated non-GAAP operating income decreased during the three and six months ended May 31, 2023, compared to the prior year period, primarily due to the decrease in revenue, partially offset by an increase in gross margin due to product and customer mix. Consolidated non-GAAP operating margin increased during the three and six months ended May 31, 2023, compared to the prior year period, primarily due to an increase in gross margin due to product and customer mix, partially offset by higher selling, general and administrative expenses as a percentage of revenue due to the decrease in revenues.

	Three Months Ended		Percent Change	Six Months Ended		Percent Change
	May 31, 2023	May 31, 2022		May 31, 2023	May 31, 2022
Operating Income and Operating Margin - Americas	(in thousands)			(in thousands)
Revenue	$8,699,342	$9,776,933		$17,338,046	$18,851,206

Operating income	$187,259	$192,823	(2.9)%	$366,764	$331,342	10.7%
Acquisition, integration and restructuring costs	27,156	17,889		62,289	69,419
Amortization of intangibles	42,382	43,568		84,796	87,096
Share-based compensation	5,389	4,340		14,751	11,090
Purchase accounting adjustments	—	18,830		—	36,568
Non-GAAP operating income	$262,186	$277,450	(5.5)%	$528,600	$535,515	(1.3)%

Operating margin	2.15%	1.97%		2.12%	1.76%
Non-GAAP operating margin	3.01%	2.84%		3.05%	2.84%
Americas operating income decreased during the three months ended May 31, 2023, as compared to the prior year period, primarily due to the decrease in revenue in our Endpoint Solutions portfolio along with an increase in acquisition, integration, and restructuring costs, partially offset by increased gross margin in the region due to product and customer mix, as well as the impact of lower purchase accounting adjustments related to the Merger. Americas operating income increased during the six months ended May 31, 2023, as compared to the prior year period, primarily due to increased gross margin in the region due to product and customer mix and the impact of lower purchase accounting adjustments related to the Merger, partially offset by the decline in revenues in our Endpoint Solutions portfolio. Americas operating margin increased during the three and six months ended May 31, 2023, compared to the prior year period, primarily due to increased gross margin in the region due to product and customer mix as well as the impact of lower purchase accounting adjustments related to the Merger, partially offset by higher selling, general and administrative expenses as a percentage of revenue due to the decrease in revenues.
Americas non-GAAP operating income decreased during the three and six months ended May 31, 2023, compared to the prior year period, primarily due to the decrease in revenue in our Endpoint Solutions portfolio, partially offset by increased gross margin in the region due to product and customer mix. Americas non-GAAP operating margin increased during the three and six months ended May 31, 2023, compared to the prior year period, primarily due to increased gross margin in the region due to product and customer mix, partially offset by higher selling, general and administrative expenses as a percentage of revenue due to the decrease in revenues.

	Three Months Ended		Percent Change	Six Months Ended		Percent Change
	May 31, 2023	May 31, 2022		May 31, 2023	May 31, 2022
Operating Income and Operating Margin - Europe	(in thousands)			(in thousands)
Revenue	$4,461,461	$4,652,611		$9,981,898	$10,232,399

Operating income	$40,057	$40,525	(1.2)%	$128,262	$105,857	21.2%
Acquisition, integration and restructuring costs	8,863	11,070		23,446	50,799
Amortization of intangibles	30,514	30,470		60,499	62,440
Share-based compensation	1,866	2,080		5,042	2,080
Purchase accounting adjustments	5,170	12,562		12,620	27,985
Non-GAAP operating income	$86,470	$96,707	(10.6)%	$229,869	$249,161	(7.7)%

Operating margin	0.90%	0.87%		1.28%	1.03%
Non-GAAP operating margin	1.94%	2.08%		2.30%	2.44%
Europe operating income slightly decreased during the three months ended May 31, 2023, compared to the prior year period, primarily due to the decline in revenues in our Endpoint Solutions portfolio and an increase in personnel costs, partially offset by an increase in gross margin in the region due to product and customer mix and the impact of lower purchase accounting adjustments related to the Merger. Europe operating income increased during the six months ended May 31, 2023, compared to the prior year period, primarily due to a decrease in acquisition, integration, and restructuring costs and the impact of lower purchase accounting adjustments related to the Merger, partially offset by the decline in revenues in our Endpoint Solutions portfolio and higher personnel costs. Europe operating margin increased during the three months ended May 31, 2023, compared to the prior year period, primarily due to an increase in gross margin in the region due to product and customer mix and the impact of lower purchase accounting adjustments related to the Merger, partially offset by an increase in personnel costs. Europe operating margin increased during the six months ended May 31, 2023, compared to the prior year period, primarily due to a decrease in acquisition, integration, and restructuring costs and the impact of lower purchase accounting adjustments related to the Merger, partially offset by an increase in personnel costs.
Europe non-GAAP operating income decreased during the three months ended May 31, 2023, compared to the prior year period, primarily due to the decline in revenues in our Endpoint Solutions portfolio and an increase in personnel costs, partially offset by an increase in gross margin in the region due to product and customer mix. Europe non-GAAP operating income decreased during the six months ended May 31, 2023, compared to the prior year period, primarily due to the decline in revenues in our Endpoint Solutions portfolio and an increase in personnel costs. Europe non-GAAP operating margin decreased during the three months ended May 31, 2023, compared to the prior year period, primarily due to an increase in personnel costs partially offset by an increase in gross margin due to product and customer mix. Europe non-GAAP operating margin decreased during the six months ended May 31, 2023, compared to the prior year period, primarily due to an increase in personnel costs.

	Three Months Ended		Percent Change	Six Months Ended		Percent Change
	May 31, 2023	May 31, 2022		May 31, 2023	May 31, 2022
Operating Income and Operating Margin - APJ	(in thousands)			(in thousands)
Revenue	$901,321	$840,247		$1,867,551	$1,656,163

Operating income	$25,567	$19,389	31.9%	$56,019	$37,978	47.5%
Acquisition, integration and restructuring costs	810	3,519		2,276	5,630
Amortization of intangibles	623	638		1,247	1,276
Share-based compensation	393	618		929	618
Non-GAAP operating income	$27,393	$24,164	13.4%	$60,471	$45,502	32.9%

Operating margin	2.84%	2.31%		3.00%	2.29%
Non-GAAP operating margin	3.04%	2.88%		3.24%	2.75%
APJ operating income increased during the three and six months ended May 31, 2023, compared to the prior year period, primarily due to increased sales in the region due to high-growth technologies, and a decrease in acquisition, integration, and restructuring costs. APJ operating margin increased during the three and six months ended May 31, 2023, compared to the prior year period, primarily due to regional selling, general and administrative expenses remaining consistent despite the increase in sales and a decrease in acquisition, integration and restructuring costs.
APJ non-GAAP operating income increased during the three and six months ended May 31, 2023, compared to the prior year period, primarily due to increased sales in the region due to high-growth technologies. APJ non-GAAP operating margin increased during the three and six months ended May 31, 2023, compared to the prior year period, primarily due to regional selling, general and administrative expenses remaining consistent despite the increase in sales.
Interest Expense and Finance Charges, Net

	Three Months Ended		Percent Change	Six Months Ended		Percent Change
	May 31, 2023	May 31, 2022		May 31, 2023	May 31, 2022
	(in thousands)			(in thousands)
Interest expense and finance charges, net	$74,285	$47,968	54.9%	$154,485	$90,311	71.1%
Percentage of revenue	0.53%	0.31%		0.54%	0.30%
Amounts recorded in interest expense and finance charges, net, consist primarily of interest expense paid on our Senior Notes, our lines of credit, our accounts receivable securitization facility and our term loans, and fees associated with the sale of accounts receivable, partially offset by income earned on our cash investments.
During the three and six months ended May 31, 2023, our interest expense and finance charges, net increased, compared to the prior year period, primarily due to higher average interest rates, along with increased costs associated with the sale of accounts receivable due to higher discount fees, which totaled $12.0 million and $23.7 million in the three and six months ended May 31, 2023, respectively, compared to $3.9 million and $6.9 million in the three and six months ended May 31, 2022, respectively.
Other Expense, Net

	Three Months Ended		Percent Change	Six Months Ended		Percent Change
	May 31, 2023	May 31, 2022		May 31, 2023	May 31, 2022
	(in thousands)			(in thousands)
Other expense, net	$4,164	$6,255	(33.4)%	$4,320	$10,523	(58.9)%
Percentage of revenue	0.03%	0.05%		0.01%	0.03%

Amounts recorded as other expense, net include foreign currency transaction gains and losses on certain financing transactions and the related derivative instruments used to hedge such financing transactions, the cost of hedging, investment gains and losses, and other non-operating gains and losses, such as settlements received from class action lawsuits.
During the three and six months ended May 31, 2023, our other expense, net decreased, compared to the prior year period, primarily due to lower foreign currency transaction losses.
Provision for Income Taxes

	Three Months Ended		Percent Change	Six Months Ended		Percent Change
	May 31, 2023	May 31, 2022		May 31, 2023	May 31, 2022
	(in thousands)			(in thousands)
Provision for income taxes	$41,347	$49,597	(16.6)%	$92,133	$93,102	(1.0)%
Percentage of income before income taxes	23.70%	24.98%		23.49%	24.87%
Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions. Income taxes for the interim periods presented have been included in the accompanying Consolidated Financial Statements on the basis of an estimated annual effective tax rate.
During the three months ended May 31, 2023, our income tax expense decreased compared to the prior year period, primarily due to lower income during the period. During the six months ended May 31, 2023, our income tax expense slightly decreased compared to the prior year period, primarily due to a lower effective tax rate. The effective tax rate was lower during the three and six months ended May 31, 2023 as compared to the three and six months ended May 31, 2022, primarily due to the relative mix of earnings and losses within the taxing jurisdictions in which we operate.
Net Income and Diluted EPS
The following tables present net income and diluted EPS as well as a reconciliation of our most comparable GAAP measures to the related non-GAAP measures presented:

	Three Months Ended		Six Months Ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Net Income - Consolidated	(in thousands)
Net income	$133,087	$148,917	$300,107	$281,241
Acquisition, integration and restructuring costs	39,125	34,759	92,549	129,961
Amortization of intangibles	73,519	74,676	146,542	150,812
Share-based compensation	7,648	7,038	20,722	13,788
Purchase accounting adjustments	5,170	31,392	12,620	64,553
Income taxes related to the above	(29,569)	(34,525)	(64,325)	(82,408)
Income tax capital loss carryback benefit	—	—	—	(3,246)
Non-GAAP net income	$228,980	$262,257	$508,215	$554,701

	Three Months Ended		Six Months Ended
Diluted Earnings per Common Share	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Diluted EPS(1)	$1.41	$1.55	$3.17	$2.92
Acquisition, integration and restructuring costs	0.41	0.36	0.98	1.35
Amortization of intangibles	0.79	0.77	1.54	1.56
Share-based compensation	0.08	0.07	0.22	0.14
Purchase accounting adjustments	0.05	0.33	0.13	0.67
Income taxes related to the above	(0.31)	(0.36)	(0.68)	(0.86)
Income tax capital loss carryback benefit	—	—	—	(0.03)
Non-GAAP diluted EPS	$2.43	$2.72	$5.36	$5.75
_________________________
(1) Diluted EPS is calculated using the two-class method. Unvested restricted stock awards granted to employees are considered participating securities. For purposes of calculating Diluted EPS, net income allocated to participating securities was approximately 0.8% of net income for the three and six months ended May 31, 2023, and was approximately 0.7% and 0.6% of net income for the three and six months ended May 31, 2022, respectively.
Liquidity and Capital Resources
Cash Conversion Cycle

		Three Months Ended
		May 31, 2023	November 30, 2022	May 31, 2022
		(Amounts in thousands)
Days sales outstanding ("DSO")
Revenue	(a)	$14,062,124	$16,247,957	$15,269,791
Accounts receivable, net	(b)	8,376,421	9,420,999	7,851,536
Days sales outstanding	(c) = ((b)/(a))*the number of days during the period	55	53	47

Days inventory outstanding ("DIO")
Cost of revenue	(d)	$13,098,714	$15,188,238	$14,314,002
Inventories	(e)	7,797,497	9,066,620	8,433,997
Days inventory outstanding	(f) = ((e)/(d))*the number of days during the period	54	54	54

Days payable outstanding ("DPO")
Cost of revenue	(g)	$13,098,714	$15,188,238	$14,314,002
Accounts payable	(h)	12,134,916	13,988,980	12,521,137
Days payable outstanding	(i) = ((h)/(g))*the number of days during the period	85	84	80

Cash conversion cycle ("CCC")	(j) = (c)+(f)-(i)	24	23	21

Cash Flows
Our business is working capital intensive. Our working capital needs are primarily to finance accounts receivable and inventory. We rely heavily on term loans, sales of accounts receivable, our securitization program, our revolver programs and net trade credit from vendors for our working capital needs. We have financed our growth and cash needs to date primarily through cash generated from operations and financing activities. As a general rule, when sales volumes are increasing, our net investment in working capital dollars typically increases, which generally results in decreased cash flow generated from operating activities. Conversely, when sales volumes decrease, our net investment in working capital dollars typically decreases, which generally results in increases in cash flows generated from operating activities. We calculate CCC as days of the last fiscal quarter’s revenue outstanding in accounts receivable plus days of supply on hand in inventory, less days of the last fiscal quarter’s cost of revenue outstanding in accounts payable. Our CCC was 24 days and 23 days as of May 31, 2023 and November 30, 2022, respectively. The increase was primarily due to our DSO, which was impacted by a shift in our product and customer mix to our Advanced Solutions portfolio and high-growth technologies which generally have a slightly longer cash conversion cycle. Our CCC was 24 days and 21 days as of May 31, 2023 and May 31, 2022, respectively. The increase was primarily due to our DSO, which was impacted by changes in product and customer mix and the timing of customer payments, partially offset by an increase in our DPO due to the timing of payments.
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
Operating Activities
Net cash provided by operating activities was $604.8 million during the six months ended May 31, 2023, compared to net cash used in operating activities of $284.5 million during the six months ended May 31, 2022. The increase in net cash provided by operating activities was primarily due to a decline in sales volumes which resulted in decreases in accounts receivable and inventories, partially offset by a decrease in accounts payable.
Investing Activities
Net cash used in investing activities during the six months ended May 31, 2023 and 2022 was $64.5 million and $46.7 million, respectively. The increase in cash used in investing activities is primarily due to an increase in integration related capital expenditures due to the Merger.
Financing Activities
Net cash used in financing activities during the six months ended May 31, 2023 and 2022 was $247.1 million and $130.0 million, respectively. The increase in cash used in financing activities is primarily due to an increase in repurchases of common stock under our share repurchase program, which totaled $174.8 million during the six months ended May 31, 2023 compared to $52.8 million during the six months ended May 31, 2022. In addition, we paid stockholder dividends of $66.2 million and $57.6 million during the six months ended May 31, 2023 and 2022, respectively.
Capital Resources
Our cash and cash equivalents totaled $852.1 million and $522.6 million as of May 31, 2023 and November 30, 2022, respectively. Our cash and cash equivalents held by international subsidiaries are no longer subject to U.S. federal tax on repatriation into the United States. Repatriation of some foreign balances is restricted by local laws. Historically, we have fully utilized and reinvested all foreign cash to fund our foreign operations and expansion. If in the future our intentions change, and we repatriate the cash back to the United States, we will report in our Consolidated Financial Statements the impact of state and withholding taxes depending upon the planned timing and manner of such repatriation. Presently, we believe we have sufficient resources, cash flow and liquidity within the United States to fund current and expected future working capital, investment and other general corporate funding requirements.
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

Credit Facilities and Borrowings
In the United States, we have an accounts receivable securitization program to provide additional capital for our operations (the "U.S. AR Arrangement"). Under the terms of the U.S. AR Arrangement, we and our subsidiaries that are party to the U.S. AR Arrangement can borrow up to a maximum of $1.5 billion based upon eligible trade accounts receivable. The U.S. AR Arrangement has a maturity date of December 2024. We also have a credit agreement, dated as of April 16, 2021 and amended May 22, 2023 (as amended, the "TD SYNNEX Credit Agreement"), pursuant to which we received commitments for the extension of a senior unsecured revolving credit facility not to exceed an aggregate principal amount of $3.5 billion, which revolving credit facility (the "TD SYNNEX revolving credit facility") may, at our request but subject to the lenders' discretion, potentially be increased by up to an aggregate amount of $500.0 million. The TD SYNNEX Credit Agreement also includes a $1.5 billion term loan facility that was fully funded in connection with the Merger. The TD SYNNEX Credit Agreement has a maturity date of September 2026, in the case of the TD SYNNEX revolving credit facility, subject to two one-year extensions upon our prior notice to the lenders and the agreement of the lenders to extend such maturity date. The outstanding amount of our borrowings under the U.S. AR Arrangement and the TD SYNNEX revolving credit facility may fluctuate in response to changes in our working capital and other liquidity requirements. There were no amounts outstanding under the U.S. AR Arrangement or the TD SYNNEX revolving credit facility at May 31, 2023 or November 30, 2022.
We have various other committed and uncommitted lines of credit with financial institutions, finance leases, short-term loans, term loans, credit facilities and book overdraft facilities, totaling approximately $588.5 million in borrowing capacity as of May 31, 2023. Our borrowings on these facilities vary within the period primarily based on changes in our working capital. There was $224.7 million outstanding on these facilities at May 31, 2023, at a weighted average interest rate of 6.54%, and there was $193.1 million outstanding at November 30, 2022, at a weighted average interest rate of 4.69%.
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
We had total outstanding borrowings of approximately $4.1 billion as of May 31, 2023 and November 30, 2022. Our outstanding borrowings include Senior Notes of $2.5 billion at May 31, 2023 and November 30, 2022, and term loans under the term loan facility of the TD SYNNEX Credit Agreement of approximately $1.4 billion at May 31, 2023 and November 30, 2022. For additional information on our borrowings, see Note 8 - Borrowings to the Consolidated Financial Statements included in Part I, Item 1 of this Report.
Accounts Receivable Purchase Agreements
We have uncommitted supply-chain financing programs under which trade accounts receivable owed by certain customers may be acquired, without recourse, by certain financial institutions. Available capacity under these programs is dependent upon the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. In addition, certain of these programs also require that we continue to service, administer and collect the sold accounts receivable. At May 31, 2023 and November 30, 2022, we had a total of $1.1 billion and $1.4 billion, respectively, of trade accounts receivable sold to and held by financial institutions under these programs. Discount fees for these programs totaled $12.0 million and $23.7 million in the three and six months ended May 31, 2023, respectively, and $3.9 million and $6.9 million in the three and six months ended May 31, 2022, respectively.
Covenant Compliance
Our credit facilities have a number of covenants and restrictions that require us to maintain specified financial ratios. They also limit our ability to incur additional debt, create liens, enter into agreements with affiliates, modify the nature of our business, and merge or consolidate. As of May 31, 2023, we were in compliance with the financial covenant requirements for the above arrangements.
Related Party Transactions
For a summary of related party transactions, see Note 11 - Related Party Transactions to the Consolidated Financial Statements, which can be found under Part I, Item 1 of this Report.

Critical Accounting Policies and Estimates
During the six months ended May 31, 2023, there were no material changes to our critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2022.
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
ITEM 4. Controls and Procedures
(a)Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
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
The following table presents information with respect to purchases of common stock by the Company under the share repurchase program during the quarter ended May 31, 2023:

	Issuer Purchases of Equity Securities (amounts in thousands except for per share amounts)
Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or program	Maximum dollar value of shares that may yet be purchased under the plans or programs
March 1 - March 31, 2023	—	$—	—	$901,697
April 1 - April 30, 2023	460	91.18	460	859,715
May 1 - May 31, 2023	204	88.40	204	841,716
Total	664	$90.33	664
_________________________
(1) Excludes excise taxes, whether accrued or paid, and excludes broker's commissions.

ITEM 6. Exhibits

Exhibit Number	Description of Document

3(i).1	Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(i).1 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2022).

3(ii).1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3(ii).1 to the Company’s Annual Report on Form 10-K filed on January 24, 2023).

10.1+	Amendment No. 1, dated as of May 22, 2023 to the Credit Agreement, dated as of April 16, 2021 among TD SYNNEX Corporation and named Initial Lenders and Citibank, N.A. as administrative agent.

10.2
Second Amendment to Fifth Amended and Restated Receivables Funding and Administration Agreement, dated as of May 30, 2023 by and among SIT Funding Corporation, TD SYNNEX Corporation, the lenders party thereto and The Toronto-Dominion Bank, as agent.

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
+Schedules (or similar attachments) and certain information have been omitted pursuant to Items 601(a)(5), 601(a)(6) and/or 601(b)(10)(iv) of Regulation S-K. TD SYNNEX hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the U.S. Securities and Exchange Commission upon request; provided, however, that TD SYNNEX may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules or exhibits so furnished.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: July 6, 2023
TD SYNNEX CORPORATION

By:	/s/ Richard T. Hume
Richard T. Hume
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

By:	/s/ Marshall W. Witt
Marshall W. Witt
Chief Financial Officer
(Duly authorized officer and principal financial officer)