Form 10-Q
period 2023-08-31
TD SYNNEX CORP
filed 2023-10-03
CIK 1177394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 26, 2023
Common Stock, $0.001 par value	92,350,919

TD SYNNEX CORPORATION
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
TD SYNNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(currency and share amounts in thousands, except par value)
(unaudited)

	August 31, 2023	November 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,250,872	$522,604
Accounts receivable, net	8,892,130	9,420,999
Receivables from vendors, net	822,284	819,135
Inventories	7,462,162	9,066,620
Other current assets	741,052	671,507
Total current assets	19,168,500	20,500,865
Property and equipment, net	437,017	421,064
Goodwill	3,883,425	3,803,850
Intangible assets, net	4,313,828	4,422,877
Other assets, net	701,824	585,342
Total assets	$28,504,594	$29,733,998

LIABILITIES AND EQUITY
Current liabilities:
Borrowings, current	$939,713	$268,128
Accounts payable	12,485,180	13,988,980
Other accrued liabilities	2,107,129	2,171,613
Total current liabilities	15,532,022	16,428,721
Long-term borrowings	3,139,469	3,835,665
Other long-term liabilities	505,202	501,856
Deferred tax liabilities	960,153	942,250
Total liabilities	20,136,846	21,708,492
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 200,000 shares authorized, 99,012 and 98,696 shares issued as of August 31, 2023 and November 30, 2022, respectively	99	99
Additional paid-in capital	7,441,649	7,374,100
Treasury stock, 6,978 and 4,049 shares as of August 31, 2023 and November 30, 2022, respectively	(622,160)	(337,217)
Accumulated other comprehensive loss	(500,538)	(719,710)
Retained earnings	2,048,698	1,708,234
Total stockholders' equity	8,367,748	8,025,506
Total liabilities and equity	$28,504,594	$29,733,998
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(currency and share amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
Revenue	$13,960,615	$15,356,085	$43,148,110	$46,095,853
Cost of revenue	(12,989,342)	(14,440,055)	(40,209,860)	(43,255,373)
Gross profit	971,273	916,030	2,938,250	2,840,480
Selling, general and administrative expenses	(659,454)	(628,078)	(1,987,375)	(1,951,503)
Acquisition, integration and restructuring costs	(71,586)	(46,418)	(159,597)	(172,266)
Operating income	240,233	241,534	791,278	716,711
Interest expense and finance charges, net	(67,703)	(52,119)	(222,188)	(142,430)
Other expense, net	(2,371)	(1,852)	(6,691)	(12,375)
Income before income taxes	170,159	187,563	562,399	561,906
Provision for income taxes	(30,897)	(38,728)	(123,030)	(131,830)
Net income	$139,262	$148,835	$439,369	$430,076
Earnings per common share:
Basic	$1.49	$1.55	$4.67	$4.48
Diluted	$1.49	$1.55	$4.66	$4.47
Weighted-average common shares outstanding:
Basic	92,590	95,115	93,400	95,355
Diluted	92,881	95,407	93,676	95,648
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(currency in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
Net income	$139,262	$148,835	$439,369	$430,076
Other comprehensive income (loss):
Unrealized gains on cash flow hedges during the period, net of tax expense of $0 and ($2,621) for the three months ended August 31, 2023 and 2022, respectively, and ($235) and ($9,043) for the nine months ended August 31, 2023 and 2022, respectively	—	8,024	702	27,654
Reclassification of net (gains) losses on cash flow hedges to net income, net of tax expense (benefit) of $880 and ($1,367) for the three months ended August 31, 2023 and 2022, respectively, and $1,766 and ($6,051) for the nine months ended August 31, 2023 and 2022, respectively	(2,756)	4,185	(5,453)	18,499
Total change in unrealized (losses) gains on cash flow hedges, net of taxes	(2,756)	12,209	(4,751)	46,153
Foreign currency translation adjustments and other, net of tax benefit (expense) of $2,807 and $22 for the three months ended August 31, 2023 and 2022, respectively, and $6,355 and ($84) for the nine months ended August 31, 2023 and 2022, respectively	77,802	(336,271)	224,501	(503,837)
Reclassification of net foreign currency translation adjustment realized upon sale of foreign subsidiary, net of tax expense of $0 for the three and nine months ended August 31, 2023	(578)	—	(578)	—
Other comprehensive income (loss)	74,468	(324,062)	219,172	(457,684)
Comprehensive income (loss)	$213,730	$(175,227)	$658,541	$(27,608)
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(currency in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
Total Stockholders' equity, beginning balance	$8,268,770	$7,981,665	$8,025,506	$7,905,975

Common stock and additional paid-in capital:
Beginning balance	7,422,815	7,315,762	7,374,199	7,271,435
Share-based compensation	20,442	19,554	63,724	59,809
Common stock issued and treasury stock reissued for employee benefit plans	(1,509)	1,944	3,825	6,016
Purchase of noncontrolling interest	—	2,640	—	2,640
Ending balance	7,441,748	7,339,900	7,441,748	7,339,900

Treasury stock:
Beginning balance	(521,157)	(259,800)	(337,217)	(201,139)
Repurchases of common stock for tax withholdings on equity awards	(828)	(105)	(8,593)	(5,986)
Reissuance of treasury stock for employee benefit plans	3,803	—	3,803	—
Repurchases of common stock	(103,978)	(30,256)	(280,153)	(83,036)
Ending balance	(622,160)	(290,161)	(622,160)	(290,161)

Retained earnings:
Beginning balance	1,942,118	1,395,519	1,708,234	1,171,873
Net income	139,262	148,835	439,369	430,076
Cash dividends declared	(32,682)	(28,561)	(98,905)	(86,156)
Ending balance	2,048,698	1,515,793	2,048,698	1,515,793

Accumulated other comprehensive loss:
Beginning balance	(575,006)	(469,816)	(719,710)	(336,194)
Other comprehensive income (loss)	74,468	(324,062)	219,172	(457,684)
Ending balance	(500,538)	(793,878)	(500,538)	(793,878)

Total stockholders' equity, ending balance	$8,367,748	$7,771,654	$8,367,748	$7,771,654

Cash dividends declared per share	$0.35	$0.30	$1.05	$0.90
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(currency in thousands)
(unaudited)

	Nine Months Ended
	August 31, 2023	August 31, 2022
Cash flows from operating activities:
Net income	$439,369	$430,076
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	314,917	356,643
Share-based compensation	63,724	59,809
Provision for doubtful accounts	30,338	26,270
Other	(5,505)	6,988
Changes in operating assets and liabilities:
Accounts receivable, net	724,701	(272,668)
Receivables from vendors, net	11,933	113,467
Inventories	1,704,394	(3,353,991)
Accounts payable	(1,777,131)	2,220,907
Other operating assets and liabilities	(310,035)	60,706
Net cash provided by (used in) operating activities	1,196,705	(351,793)
Cash flows from investing activities:
Purchases of property and equipment	(107,417)	(78,522)
Other	(5,740)	1,541
Net cash used in investing activities	(113,157)	(76,981)
Cash flows from financing activities:
Dividends paid	(98,905)	(86,156)
Repurchases of common stock	(277,760)	(83,036)
Net (repayments) borrowings on revolving credit loans	(27,457)	81,992
Principal payments on long term debt	(52,746)	(71,411)
Proceeds from issuance of common stock and reissuances of treasury stock	7,628	6,016
Repurchases of common stock for tax withholdings on equity awards	(8,593)	(5,986)
Borrowings on long-term debt	51,837	—
Other	375	(665)
Net cash used in financing activities	(405,621)	(159,246)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	50,089	(55,916)
Net increase (decrease) in cash, cash equivalents and restricted cash	728,016	(643,936)
Cash, cash equivalents and restricted cash at beginning of period	522,856	994,913
Cash, cash equivalents and restricted cash at end of period	$1,250,872	$350,977
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2023 and 2022
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
The accompanying interim unaudited Consolidated Financial Statements as of August 31, 2023 and for the three and nine months ended August 31, 2023 and 2022 have been prepared by the Company, without audit, in accordance with the rules and regulations of the United States ("U.S.") Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2022.
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
For the three and nine months ended August 31, 2023 and 2022
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, accounts receivable, receivables from vendors and derivative instruments.
The Company’s cash and cash equivalents and derivative instruments are transacted and maintained with financial institutions with high credit standing, and their compositions and maturities are regularly monitored by management. Through August 31, 2023, the Company has not experienced any material credit losses on such deposits and derivative instruments.
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
The following table provides revenue generated from products purchased from vendors that exceeded 10% of our consolidated revenue for the periods indicated (as a percent of consolidated revenue):

	Three Months Ended		Nine Months Ended
	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
Apple, Inc.	10%	12%	10%	11%
Cisco Systems, Inc.	10%	N/A (1)	N/A (1)	N/A (1)
HP Inc.	10%	10%	N/A (1)	10%
_________________________
(1) Revenue generated from products purchased from this vendor was less than 10% of consolidated revenue during the period presented.
One customer accounted for 11% of the Company's total revenue during both the three and nine months ended August 31, 2023. One customer accounted for 12% of the Company's total revenue during the three months ended August 31, 2022. No single customer accounted for more than 10% of the Company's total revenue during the nine months ended August 31, 2022. As of August 31, 2023 and November 30, 2022, no single customer comprised more than 10% of the consolidated accounts receivable balance.
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

The Company has uncommitted supply-chain financing programs with global financial institutions under which trade accounts receivable of certain customers and their affiliates may be acquired, without recourse, by the financial institutions. Available capacity under these programs is dependent on the level of the Company’s trade accounts receivable with these customers and the financial institutions’ willingness to purchase such receivables. In addition, certain of these programs also require that the Company continue to service, administer and collect the sold accounts receivable. As of August 31, 2023 and November 30, 2022, accounts receivable sold to and held by the financial institutions under these programs were $834.5 million and $1.4 billion, respectively. Discount fees related to the sale of trade accounts receivable under these facilities are included in “Interest expense and finance charges, net” in the Consolidated Statements of Operations. Discount fees for these programs totaled $12.5 million and $36.2 million in the three and nine months ended August 31, 2023, respectively, and $5.0 million and $11.9 million in the three and nine months ended August 31, 2022, respectively.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2023 and 2022
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
For the three and nine months ended August 31, 2023 and 2022
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
Recently Issued Accounting Pronouncements
In September 2022, the FASB issued an accounting standards update which will require new enhanced disclosures by the buyer in supplier finance programs. Disclosures will include key terms of the program, including payment terms, along with the amount of related obligations, the financial statement caption that includes such obligations, and a rollforward of activity related to the obligations during the period. The new accounting standard must be adopted retrospectively to the earliest comparative period presented, except for the rollforward requirement, which should be adopted prospectively. The accounting standard is effective for the Company beginning with the quarter ending February 29, 2024, except for the rollforward requirement which is effective for the quarter ending February 28, 2025. Early adoption is permitted. While the new accounting standard is not expected to have an impact on the Company's financial condition, results of operations or cash flows, the Company is currently evaluating the impact the new accounting standard will have on its disclosures in the notes to the consolidated financial statements. The Company is evaluating the terms of its arrangements with certain of its suppliers and currently estimates that approximately $2.0 billion to $2.5 billion of balances included in "Accounts payable" on the Consolidated Balance Sheet as of August 31, 2023 may be within the scope of the standard.
In March 2020, the FASB issued optional guidance for a limited time to ease the potential burden in accounting for or recognizing the effects of reference rate reform, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”) on financial reporting. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments are elective and are effective upon issuance for all entities through December 31, 2022, which was extended through December 31, 2024 per an update the FASB issued in December 2022. On May 22, 2023, the TD SYNNEX Credit Agreement (as defined below) was amended to replace LIBOR with the Secured Overnight Financing Rate ("SOFR") as its benchmark rate (see Note 8 - Borrowings for further discussion of the TD SYNNEX Credit Agreement). The adoption of this new guidance did not have any material impacts for the Company.
NOTE 3—ACQUISITION, INTEGRATION AND RESTRUCTURING COSTS:
Acquisition, integration and restructuring costs are primarily comprised of costs related to the Merger and costs related to the Global Business Optimization 2 Program initiated by Tech Data prior to the Merger (the “GBO 2 Program”).
The Merger
The Company incurred acquisition, integration and restructuring costs related to the completion of the Merger, including professional services costs, personnel and other costs, long-lived assets charges and termination fees, and stock-based compensation expense. Professional services costs are primarily comprised of IT and other consulting services, as well as legal expenses. Personnel and other costs are primarily comprised of costs related to retention and other bonuses, severance and duplicative labor costs. Long-lived assets charges and termination fees include accelerated depreciation and amortization expense of $4.7 million and $16.2 million recorded during the three and nine months ended August 31, 2023, respectively and $4.4 million and $57.3 million recorded during the three and nine months ended August 31, 2022, respectively due to changes in asset useful lives in conjunction with the consolidation of certain IT systems. Long-lived asset charges and termination fees also include $0.4 million and $12.9 million recorded during the three and nine months ended August 31, 2023, respectively for termination fees related to certain IT systems, along with $4.3 million recorded during the three and nine months ended August 31, 2022 for impairment charges. Stock-based compensation expense primarily relates to costs associated with the conversion of certain Tech Data performance-based equity awards issued prior to the Merger into restricted shares of TD SYNNEX (refer to Note 4 - Share-Based Compensation for further information) and expenses for certain restricted stock awards issued in conjunction with the Merger.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2023 and 2022
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
In July 2023, the Company offered a voluntary severance program ("VSP") to certain co-workers in the United States as part of the Company's cost optimization efforts related to the Merger. The Company incurred $37.2 million of costs in connection with the VSP during the three and nine months ended August 31, 2023, including $30.0 million of severance costs and $7.2 million of duplicative labor costs.
During the three and nine months ended August 31, 2023 and 2022, acquisition and integration expenses related to the Merger were composed of the following:

	Three Months Ended		Nine Months Ended
	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
Professional services costs	$5,036	$6,514	$16,157	$20,455
Personnel and other costs	9,430	11,699	33,712	27,047
Long-lived assets charges and termination fees	5,078	8,693	29,067	61,564
Stock-based compensation	11,912	12,911	34,472	39,376
Voluntary severance program costs	37,178	—	37,178	—
Total	$68,634	$39,817	$150,586	$148,442
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
The Company incurred acquisition, integration and restructuring costs under the GBO 2 Program of $3.0 million and $9.0 million during the three and nine months ended August 31, 2023, respectively, and $6.6 million and $23.8 million during the three and nine months ended August 31, 2022, respectively. The Company does not expect to incur material costs under the GBO 2 Program in future periods. Cash payments related to restructuring costs and accrued restructuring balances related to the GBO 2 Program are not material as of August 31, 2023.
NOTE 4—SHARE-BASED COMPENSATION:
Overview of TD SYNNEX Stock Incentive Plans
The Company recognizes share-based compensation expense for all share-based awards made to employees and directors, including employee stock options, restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance-based RSUs and employee stock purchase rights, based on estimated fair values.
The following tables summarize the Company's share-based awards activity for TD SYNNEX stock incentive plans during the nine months ended August 31, 2023.
A summary of the changes in the Company's stock options is set forth below:

Stock options
Balances as of November 30, 2022	677
Exercised	(82)
Balances as of August 31, 2023	595

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2023 and 2022
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
A summary of the changes in the Company's non-vested RSAs and RSUs is presented below:

RSAs and RSUs
Nonvested as of November 30, 2022	1,307
Granted	86
Vested	(238)
Canceled	(67)
Nonvested as of August 31, 2023	1,088
A summary of share-based compensation expense in the Consolidated Statements of Operations for TD SYNNEX stock incentive plans is presented below:

	Three Months Ended		Nine Months Ended
	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
Selling, general and administrative expenses	$8,530	$6,643	$29,252	$20,431
Acquisition, integration and restructuring costs	2,312	1,511	5,290	4,910
Total share-based compensation expense	$10,842	$8,154	$34,542	$25,341
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
The following table summarizes the activity related to these restricted shares during the nine months ended August 31, 2023:

Restricted shares
Nonvested as of November 30, 2022	350
Vested	(15)
Canceled	(34)
Nonvested as of August 31, 2023	301
The restricted shares had a fair value of $127.60 per share upon closing of the Merger which is being recorded as share-based compensation expense on a straight-line basis over the vesting period in “Acquisition, integration, and restructuring costs” in the Consolidated Statement of Operations. The Company recorded $9.6 million and $29.2 million of share-based compensation expense related to these restricted shares in “Acquisition, integration, and restructuring costs” during the three and nine months ended August 31, 2023, respectively, and $11.4 million and $34.5 million during the three and nine months ended August 31, 2022, respectively. All of the remaining unvested restricted shares as of August 31, 2023 vested on September 1, 2023.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2023 and 2022
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
NOTE 5—BALANCE SHEET COMPONENTS:
Cash, cash equivalents and restricted cash:
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	As of
	August 31, 2023	November 30, 2022
Cash and cash equivalents	$1,250,872	$522,604
Restricted cash included in other current assets	—	252
Cash, cash equivalents and restricted cash	$1,250,872	$522,856
Accounts receivable, net:

	As of
	August 31, 2023	November 30, 2022
Accounts receivable	$9,038,528	$9,550,741
Less: Allowance for doubtful accounts	(146,398)	(129,742)
Accounts receivable, net	$8,892,130	$9,420,999
Receivables from vendors, net:

	As of
	August 31, 2023	November 30, 2022
Receivables from vendors	$838,486	$831,539
Less: Allowance for doubtful accounts	(16,202)	(12,404)
Receivables from vendors, net	$822,284	$819,135
Allowance for doubtful trade receivables:

Balance as of November 30, 2022	$129,742
Additions	30,338
Write-offs, recoveries, reclassifications and foreign exchange translation	(13,682)
Balance as of August 31, 2023	$146,398

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2023 and 2022
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
Allowance for doubtful receivables from vendors:

Balance as of November 30, 2022	$12,404
Additions	4,026
Write-offs, recoveries, reclassifications and foreign exchange translation	(228)
Balance as of August 31, 2023	$16,202
Accumulated other comprehensive loss:
The components of accumulated other comprehensive loss (“AOCI”), net of taxes, were as follows:

	Unrealized gains on cash flow hedges, net of taxes	Foreign currency translation adjustment and other, net of taxes	Total
Balance as of November 30, 2022	$6,169	$(725,879)	$(719,710)
Other comprehensive income before reclassification	702	224,501	225,203
Reclassifications from accumulated other comprehensive loss	(5,453)	(578)	(6,031)
Balance as of August 31, 2023	$1,418	$(501,956)	$(500,538)
Refer to Note 6 - Derivative Instruments for the location of gains and losses reclassified from AOCI to the Consolidated Statements of Operations on derivative instruments. The reclassification of the net foreign currency translation adjustment realized upon sale of a foreign subsidiary was recorded within selling, general and administrative expenses in the Consolidated Statements of Operations.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2023 and 2022
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
Cash Flow Hedges
The Company uses interest rate swap derivative contracts to economically convert a portion of its variable-rate debt to fixed-rate debt. Gains and losses on cash flow hedges are recorded in AOCI until the hedged item is recognized in earnings. Deferred gains and losses associated with cash flow hedges of interest payments are recognized in “Interest expense and finance charges, net” in the same period as the related expense is recognized. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified into earnings in the period of de-designation. Any subsequent changes in fair value of such derivative instruments are recorded in earnings unless they are re-designated as hedges of other transactions. The Company classifies cash flows related to the settlement of its cash flow hedges as operating activities in the Consolidated Statements of Cash Flows. The Company terminated its remaining interest rate swaps in May 2023 and had no interest rate swaps designated as cash flow hedges outstanding as of August 31, 2023.
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
For the three and nine months ended August 31, 2023 and 2022
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
Fair Values of Derivative Instruments in the Consolidated Balance Sheets
The fair values of the Company’s derivative instruments are disclosed in Note 7 - Fair Value Measurements and summarized in the table below:

	Value as of
Balance Sheet Line Item	August 31, 2023	November 30, 2022
Derivative instruments not designated as hedging instruments:
Foreign exchange forward contracts (notional value)	$1,553,882	$1,853,188
Other current assets	6,047	9,597
Other accrued liabilities	8,612	16,085
Derivative instruments designated as cash flow hedges:
Interest rate swaps (notional value)	$—	$1,000,000
Other current assets	—	17,222
Derivative instruments designated as net investment hedges:
Foreign currency forward contracts (notional value)	$516,250	$523,750
Other accrued liabilities	18,469	255
Other long-term liabilities	16,991	16,420
The Company terminated interest rate swaps with a notional value of $400.0 million in December 2021 (the "December 2021 Terminations"). Cumulative losses from the December 2021 Terminations totaled $16.0 million and are being reclassified from AOCI to “Interest expense and finance charges, net” over the period through September 2023. The Company additionally terminated interest rate swaps with a notional value of $1.0 billion in May 2023 (the "May 2023 Terminations"). Cumulative gains from the May 2023 Terminations totaled $10.0 million and are being reclassified from AOCI to "Interest expense and finance charges, net" over the period through October 2023.
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
For the three and nine months ended August 31, 2023 and 2022
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

		Three Months Ended		Nine Months Ended
	Location of Gains (Losses) in Income	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
Derivative instruments not designated as hedging instruments:
(Losses) gains recognized from foreign exchange contracts, net⁽¹⁾	Cost of revenue	$(18,603)	$36,804	$(43,115)	$40,922
Gains (losses) recognized from foreign exchange contracts, net⁽¹⁾	Other expense, net	2,044	(3,285)	(3,181)	(4,444)
Total		$(16,559)	$33,519	$(46,296)	$36,478

Derivative instruments designated as cash flow hedges:
Gains recognized in OCI on interest rate swaps		$—	$10,645	$937	$36,696
Gains (losses) on interest rate swaps reclassified from AOCI into income	Interest expense and finance charges, net	$3,636	$(5,552)	$7,219	$(24,550)

Derivative instruments designated as net investment hedges:
(Losses) recognized in OCI on foreign exchange forward contracts⁽²⁾		$(12,580)	$—	$(27,237)	$—
Gains recognized in income (amount excluded from effectiveness testing)⁽²⁾	Interest expense and finance charges, net	$2,303	$—	$6,889	$—
____________________________
(1) The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies.
(2) The Company had no net investment hedges outstanding during the three and nine months ended August 31, 2022.
Except for the net investment hedge amount for fiscal 2023 shown above, there were no material gain or loss amounts excluded from the assessment of effectiveness. Existing net gains in AOCI that are expected to be reclassified into earnings in the normal course of business within the next twelve months are $3.6 million.
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
For the three and nine months ended August 31, 2023 and 2022
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
The following table summarizes the valuation of the Company’s investments and financial instruments that are measured at fair value on a recurring basis:

	As of August 31, 2023				As of November 30, 2022
		Fair value measurement category				Fair value measurement category
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Forward foreign currency exchange contracts not designated as hedges	$6,047	$—	$6,047	$—	$9,597	$—	$9,597	$—
Interest rate swaps	—	—	—	—	17,222	—	17,222	—
Liabilities:
Forward foreign currency exchange contracts not designated as hedges	$8,612	$—	$8,612	$—	$16,085	$—	$16,085	$—
Forward foreign currency exchange contracts designated as net investment hedges	35,460	—	35,460	—	16,675	—	16,675	—
The fair values of forward exchange contracts are measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. Fair values of interest rate swaps are measured using standard valuation models using inputs that are readily available in public markets, or can be derived from observable market transactions, including spot and forward rates. There were no interest rate swaps outstanding as of August 31, 2023. The effect of nonperformance risk on the fair value of derivative instruments was not material as of August 31, 2023 and November 30, 2022.
The carrying values of accounts receivable, accounts payable and short-term debt approximate fair value due to their short maturities and interest rates which are variable in nature. The carrying value of the Company’s term loans approximate their fair value since they bear interest rates that are similar to existing market rates. The estimated fair value of the Senior Notes was approximately $2.2 billion and $2.1 billion as of August 31, 2023 and November 30, 2022, respectively.
During the nine months ended August 31, 2023, there were no transfers between the fair value measurement category levels.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2023 and 2022
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
NOTE 8—BORROWINGS:
Borrowings consist of the following:

	As of
	August 31, 2023	November 30, 2022
Committed and uncommitted revolving credit facilities and borrowings	$164,863	$193,128
Current portion of TD SYNNEX Senior Notes	700,000	—
Current portion of TD SYNNEX term loan	75,000	75,000
Short-term borrowings before debt discount and issuance costs	$939,863	$268,128
Less: current portion of unamortized debt discount and issuance costs	(150)	—
Borrowings, current	$939,713	$268,128

TD SYNNEX term loan	$1,293,750	$1,350,000
TD SYNNEX Senior Notes	1,800,000	2,500,000
Other credit agreements and long-term debt	64,891	9,690
Long-term borrowings, before unamortized debt discount and issuance costs	$3,158,641	$3,859,690
Less: unamortized debt discount and issuance costs	(19,172)	(24,025)
Long-term borrowings	$3,139,469	$3,835,665
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
Under the terms of the U.S. AR Arrangement, the Company and certain of its U.S. subsidiaries sell, on a revolving basis, their receivables to a wholly-owned, bankruptcy-remote subsidiary. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled approximately $3.3 billion and $2.9 billion as of August 31, 2023 and November 30, 2022, respectively. The borrowings are funded by pledging all of the rights, title and interest in the receivables acquired by the Company's bankruptcy-remote subsidiary as security. Any amounts received under the U.S. AR Arrangement are recorded as debt on the Company's Consolidated Balance Sheets. There were no amounts outstanding under the U.S. AR Arrangement at August 31, 2023 or November 30, 2022.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2023 and 2022
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
TD SYNNEX Credit Agreement
The Company is party to a credit agreement, dated as of April 16, 2021 and amended May 22, 2023 (as amended, the “TD SYNNEX Credit Agreement”) with the lenders party thereto and Citibank, N.A., as agent, pursuant to which the Company received commitments for the extension of a senior unsecured revolving credit facility not to exceed an aggregate principal amount of $3.5 billion, which revolving credit facility (the “TD SYNNEX revolving credit facility”) may, at the request of the Company but subject to the lenders’ discretion, potentially be increased by up to an aggregate amount of $500.0 million. There were no amounts outstanding under the TD SYNNEX revolving credit facility at August 31, 2023 or November 30, 2022. The TD SYNNEX Credit Agreement also includes a senior unsecured term loan (the “TD SYNNEX term loan” and, together with the TD SYNNEX revolving credit facility, the “TD SYNNEX credit facilities”) in an original aggregate principal amount of $1.5 billion, that was fully funded in connection with the closing of the Merger. The borrower under the TD SYNNEX Credit Agreement is the Company. There are no guarantors of the TD SYNNEX Credit Agreement. The maturity of the TD SYNNEX Credit Agreement is on the fifth anniversary of the September 2021 closing date, to occur in September 2026, subject in the case of the revolving credit facility, to two one-year extensions upon the Company’s prior notice to the lenders and the agreement of the lenders to extend such maturity date.
The outstanding principal amount of the TD SYNNEX term loan is payable in quarterly installments in an amount equal to 1.25% of the original $1.5 billion principal balance, with the outstanding principal amount of the term loans due in full on the maturity date. Loans borrowed under the TD SYNNEX Credit Agreement bear interest, in the case of SOFR rate loans, at a per annum rate equal to the applicable SOFR rate, plus the applicable margin, which may range from 1.125% to 1.750%, based on the Company’s public debt rating (as defined in the TD SYNNEX Credit Agreement). The applicable margin on base rate loans is 1.00% less than the corresponding margin on SOFR rate based loans. In addition to these borrowing rates, there is a commitment fee which ranges from 0.125% to 0.300% on any unused commitment under the TD SYNNEX revolving credit facility based on the Company’s public debt rating. The effective interest rate for the TD SYNNEX term loan was 6.81% and 5.46% as of August 31, 2023 and November 30, 2022, respectively. The Company used interest rate swap derivative contracts to economically convert a portion of the TD SYNNEX term loan to fixed-rate debt. The interest rate swaps were terminated in May 2023 (see Note 6 - Derivative Instruments for further discussion).
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
For the three and nine months ended August 31, 2023 and 2022
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
Other Short-Term Borrowings
The Company has various other committed and uncommitted lines of credit with financial institutions, short-term loans, term loans, credit facilities and book overdraft facilities, totaling approximately $589.1 million in borrowing capacity as of August 31, 2023. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal. Interest rates and other terms of borrowing under these lines of credit vary by country, depending on local market conditions. There was $164.9 million outstanding on these facilities at August 31, 2023, at a weighted average interest rate of 5.78%, and there was $193.1 million outstanding at November 30, 2022, at a weighted average interest rate of 4.69%. Borrowings under certain of these lines of credit facilities are guaranteed by the Company.
At August 31, 2023, the Company was also contingently liable for reimbursement obligations with respect to issued standby letters of credit in the aggregate outstanding amount of $57.4 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.
The maximum commitment amounts for local currency credit facilities have been translated into U.S. dollars at August 31, 2023 exchange rates.
Covenant Compliance
The Company's credit facilities have a number of covenants and restrictions that require the Company to maintain specified financial ratios. The covenants also limit the Company’s ability to incur additional debt, create liens, enter into agreements with affiliates, modify the nature of the Company’s business, and merge or consolidate. As of August 31, 2023, the Company was in compliance with the financial covenant requirements for the above arrangements.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2023 and 2022
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
NOTE 9—EARNINGS PER COMMON SHARE:
The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Nine Months Ended
	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
Basic earnings per common share:
Net income attributable to common stockholders(1)	$138,260	$147,885	$436,069	$427,418
Weighted-average number of common shares - basic	92,590	95,115	93,400	95,355
Basic earnings per common share	$1.49	$1.55	$4.67	$4.48

Diluted earnings per common share:
Net income attributable to common stockholders(1)	$138,263	$147,887	$436,076	$427,425

Weighted-average number of common shares - basic	92,590	95,115	93,400	95,355
Effect of dilutive securities:
Stock options and RSUs	291	292	276	293
Weighted-average number of common shares - diluted	92,881	95,407	93,676	95,648

Diluted earnings per common share	$1.49	$1.55	$4.66	$4.47

Anti-dilutive shares excluded from diluted earnings per share calculation	303	235	282	241
_________________________
(1) RSAs granted by the Company are considered participating securities. Income available to participating securities was immaterial in all periods presented.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2023 and 2022
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)

NOTE 10—SEGMENT INFORMATION:
Summarized financial information related to the Company’s reportable business segments for the periods presented is shown below:

	Americas	Europe	APJ	Consolidated
Three Months Ended August 31, 2023
Revenue	$8,879,585	$4,227,590	$853,440	$13,960,615
Operating income	192,606	29,531	18,096	240,233
Three Months Ended August 31, 2022
Revenue	$9,900,779	$4,681,797	$773,509	$15,356,085
Operating income	180,471	44,260	16,803	241,534
Nine Months Ended August 31, 2023
Revenue	$26,217,631	$14,209,488	$2,720,991	$43,148,110
Operating income	559,370	157,793	74,115	791,278
Nine Months Ended August 31, 2022
Revenue	$28,751,985	$14,914,196	$2,429,672	$46,095,853
Operating income	511,813	150,117	54,781	716,711

NOTE 11—RELATED PARTY TRANSACTIONS:
The Company has a business relationship with MiTAC Holdings Corporation (“MiTAC Holdings”), a publicly-traded company in Taiwan, which began in 1992 when MiTAC Holdings became one of the Company's primary investors through its affiliates. As of August 31, 2023 and November 30, 2022, MiTAC Holdings and its affiliates beneficially owned approximately 9.9% and 9.7% of the Company’s outstanding common stock, respectively. Mr. Matthew Miau, Chairman Emeritus of the Company’s Board of Directors and a director, is the Chairman of MiTAC Holdings and a director or officer of MiTAC Holdings’ affiliates.
Beneficial Ownership of the Company’s Common Stock by MiTAC Holdings
As noted above, MiTAC Holdings and its affiliates in the aggregate beneficially owned approximately 9.9% of the Company’s outstanding common stock as of August 31, 2023. These shares are owned by the following entities:

As of August 31, 2023
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
(2) Synnex Technology International Corp. (“Synnex Technology International”) is a separate entity from the Company and is a publicly-traded corporation in Taiwan. Shares are held via Peer Development Ltd., a wholly-owned subsidiary of Synnex Technology International. MiTAC Holdings owns a noncontrolling interest of 14.1% in MiTAC Incorporated, a privately-held Taiwanese company, which in turn holds a noncontrolling interest of 15.6% in Synnex Technology International. Neither MiTAC Holdings nor Mr. Miau is affiliated with any person(s), entity, or entities that hold a majority interest in MiTAC Incorporated.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2023 and 2022
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
The following table presents the Company's transactions with MiTAC Holdings and its affiliates for the periods indicated:

	Three Months Ended		Nine Months Ended
	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
Purchases of inventories and services	$47,385	$85,113	$129,021	$186,163
Sale of products to MiTAC Holdings and affiliates	2,736	115	8,011	1,251
Payments made for rent and overhead costs for use of facilities of MiTAC Holdings and affiliates, net	293	20	850	101
The following table presents the Company’s receivable from and payable to MiTAC Holdings and its affiliates for the periods presented:

	As of
	August 31, 2023	November 30, 2022
Receivable from related parties (included in Accounts receivable, net)	$4,075	$1,222
Payable to related parties (included in Accounts payable)	10,051	30,317
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
As of August 31, 2023, the Company had $738.8 million available for future repurchases of its common stock under the authorized share repurchase program.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2023 and 2022
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
The Company's common share repurchase activity for the nine months ended August 31, 2023 is summarized as follows:

	Shares	Weighted-average price per share
Treasury stock balance as of November 30, 2022	4,049	$83.29
Shares of treasury stock repurchased under share repurchase program (1)	2,890	96.11
Shares of treasury stock repurchased for tax withholdings on equity awards	83	103.74
Shares of treasury stock reissued for employee benefit plans	(44)	87.93
Treasury stock balance as of August 31, 2023	6,978	$89.17
_________________________
(1) Weighted-average price per share excludes broker's commissions and excise taxes. "Repurchases of common stock" in the Consolidated Statements of Cash Flows for the nine months ended August 31, 2023 excludes $2.4 million of accrued excise tax that is included in "Other current liabilities" and "Treasury stock" on the Consolidated Balance Sheets at August 31, 2023. Excise taxes when paid are classified as operating activities in the Consolidated Statements of Cash Flows.
Dividends
On September 27, 2023, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.35 per common share payable on October 27, 2023 to stockholders of record as of the close of business on October 13, 2023. Dividends are subject to continued capital availability and declaration by the Board of Directors that the dividend is in the best interest of the Company’s stockholders.
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
The French Autorité de la Concurrence (“Competition Authority”) began in 2013 an investigation into the French market for certain products of Apple, Inc. ("Apple") for which the Company is a distributor. In March 2020, the Competition Authority imposed fines on Tech Data, on another distributor, and on Apple, finding that Tech Data entered into an anticompetitive agreement with Apple regarding volume allocations of Apple products. The initial fine imposed on Tech Data was €76.1 million. The Company appealed its determination to the French courts, seeking to set aside or reduce the fine. On October 6, 2022, the appeals court issued a ruling that reduced the fine imposed on the Company from €76.1 million to €24.9 million. As a result of the appeals court ruling, the Company determined that the best estimate of probable loss related to this matter is €24.9 million (approximately $27.2 million as of August 31, 2023), which has been paid in full. The Company continues to contest the arguments of the Competition Authority and has further appealed this matter. A civil lawsuit related to this matter, alleging anticompetitive actions in association with the established distribution networks for Apple, Tech Data and another distributor was filed by eBizcuss. The Company is currently evaluating this matter and cannot currently estimate the probability or amount of any potential loss.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2023 and 2022
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

When used in this Quarterly Report on Form 10-Q, or this “Report”, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “allows,” “can,” “may,” “could,” “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our business model and our services, our business and market strategy, future growth, demand, our infrastructure, our investment in our information technology, or IT, systems, our employee hiring and retention, our Merger-related integration plans including with respect to the GBO 2 Program, our revenue, sources of revenue, our gross margins, our operating costs and results, timing of payment, our competition, our future needs and sources for additional financing, contract terms, relationships with our suppliers, adequacy of our facilities, our operations, foreign currency exchange rates and hedging activities, our strategic acquisitions including anticipated cost savings and other benefits, seasonality of sales, adequacy of our cash resources, our debt and financing arrangements, including the impact of any change to our credit rating, interest rate risk and impact thereof, cash held by our international subsidiaries and repatriation, changes in fair value of derivative instruments, our tax liabilities, adequacy of our disclosure controls and procedures, cybersecurity, impact of our pricing policies, impact of economic and industry trends, changes to the markets in which we compete, impact of new reporting rules and accounting policies, our estimates and assumptions, impact of inventory repurchase obligations and commitments and contingencies, our effective tax rates, and our share repurchase and dividend program. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed herein and others, including risks related to the risk that the legacy SYNNEX and legacy Tech Data businesses will not be integrated successfully or realize the anticipated benefits of the combined company, the buying patterns of our customers, concentration of sales to large customers, the loss or consolidation of one or more of our significant original equipment manufacturer ("OEM") suppliers or customers, market acceptance of the products we assemble and distribute, competitive conditions in our industry and their impact on our margins, pricing and other terms with our OEM suppliers, our ability to gain market share, variations in supplier-sponsored programs, changes in our costs and operating expenses, increased inflation, dependence upon and trends in capital spending budgets in the IT industry, fluctuations in general economic conditions, changes in tax laws, risks associated with our international operations, uncertainties and variability in demand by our reseller and integration customers, supply shortages or delays, any termination or reduction in our floor plan financing arrangements, changes in value of foreign currencies and interest rates and other risk factors contained in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended November 30, 2022 and below under Part II, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, unless otherwise required by law.

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

On March 22, 2021, the Company entered into an agreement and plan of merger (the “Merger Agreement”) which provided that legacy SYNNEX Corporation would acquire legacy Tech Data Corporation, a Florida corporation (“Tech Data”) through a series of mergers, which would result in Tech Data becoming an indirect subsidiary of TD SYNNEX Corporation (collectively, the "Merger"). On September 1, 2021, pursuant to the terms of the Merger Agreement, the Company acquired all the outstanding shares of common stock of Tiger Parent (AP) Corporation, the parent corporation of Tech Data, for consideration of $1.6 billion in cash ($1.1 billion in cash after giving effect to a $500.0 million equity contribution by Tiger Parent Holdings, L.P., Tiger Parent (AP) Corporation's sole stockholder and an affiliate of Apollo Global Management, Inc., to Tiger Parent (AP) Corporation prior to the effective time of the Merger) and 44 million shares of common stock of SYNNEX, valued at approximately $5.6 billion.
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
Our global strategy is to deliver higher value by focusing on the following strategic priorities:
•Invest in high-growth technologies such as hybrid cloud, security, analytics/Internet of Things ("IoT"), artificial intelligence ("AI"), hyperscale infrastructure, and services.
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

We are highly dependent on the end-market demand for IT products, and on our partners’ strategic initiatives and business models. This end-market demand is influenced by many factors including the introduction of new IT products and software by OEM suppliers, replacement cycles for existing IT products, trends toward cloud computing, overall economic growth and general business activity. A difficult and challenging economic environment, including due to the continued impacts of increased inflation, rising interest rates, increased risk in banking and financial institutions and Russia's invasion of Ukraine, may also lead to consolidation or decline in the IT industries and increased price-based competition. Our systems design and integration solutions business is highly dependent on the demand for cloud infrastructure, and the number of key customers and suppliers in the market. Our business includes operations in the Americas, Europe and Asia-Pacific and Japan ("APJ") so we are affected by demand for our products in those regions, as well as the impact of fluctuations in foreign currency exchange rates compared to the U.S. dollar.
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
Results of Operations
The following table sets forth, for the indicated periods, data as percentages of total revenue:

	Three Months Ended		Nine Months Ended
Statements of Operations Data:	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
Revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	(93.04)%	(94.03)%	(93.19)%	(93.84)%
Gross profit	6.96%	5.97%	6.81%	6.16%
Selling, general and administrative expenses	(4.73)%	(4.10)%	(4.61)%	(4.24)%
Acquisition, integration and restructuring costs	(0.51)%	(0.30)%	(0.37)%	(0.37)%
Operating income	1.72%	1.57%	1.83%	1.55%
Interest expense and finance charges, net	(0.48)%	(0.34)%	(0.51)%	(0.31)%
Other expense, net	(0.02)%	(0.01)%	(0.02)%	(0.03)%
Income before income taxes	1.22%	1.22%	1.30%	1.21%
Provision for income taxes	(0.22)%	(0.25)%	(0.28)%	(0.29)%
Net income	1.00%	0.97%	1.02%	0.92%
Certain Non-GAAP Financial Information
In addition to disclosing financial results that are determined in accordance with GAAP, we also disclose certain non-GAAP financial information, including:
•Revenue in constant currency, which is revenue adjusted for the translation effect of foreign currencies so that certain financial results can be viewed without the impact of fluctuations in foreign currency exchange rates, thereby facilitating period-to-period comparisons of our business performance. Revenue in constant currency is calculated by translating the revenue for the three and nine months ended August 31, 2023 in the billing currency using the comparable prior period currency conversion rate. Generally, when the dollar either strengthens or weakens against other currencies, the growth at constant currency rates will be higher or lower than growth reported at actual exchange rates.
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
Acquisition, integration and restructuring costs, which are expensed as incurred, primarily represent professional services costs for legal, banking, consulting and advisory services, severance and other personnel related costs, share-based compensation expense and debt extinguishment fees that are incurred in connection with acquisition, integration, restructuring and divestiture activities. From time to time, this category may also include transaction-related gains/losses on divestitures/spin-off of businesses, costs related to long-lived assets including impairment charges and accelerated depreciation and amortization expense due to changes in asset useful lives, as well as various other costs associated with the acquisition or divestiture.
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
Purchase accounting adjustments are primarily related to the impact of recognizing the acquired vendor and customer liabilities from the Merger at fair value. These adjustments benefited our non-GAAP operating income through the third fiscal quarter of fiscal 2023 based on historical settlement patterns with our vendors and in accordance with the timing defined in our policy for releasing vendor and customer liabilities we deem remote to be paid.

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
Three and Nine Months Ended August 31, 2023 and 2022:
Revenue
The following table summarizes our revenue and change in revenue by segment for the three and nine months ended August 31, 2023 and 2022:

	Three Months Ended			Nine Months Ended
	August 31, 2023	August 31, 2022	Percent Change	August 31, 2023	August 31, 2022	Percent Change
Revenue in constant currency	(in thousands)			(in thousands)
Consolidated
Revenue	$13,960,615	$15,356,085	(9.1)%	$43,148,110	$46,095,853	(6.4)%
Impact of changes in foreign currencies	(176,615)	—		414,683	—
Revenue in constant currency	$13,784,000	$15,356,085	(10.2)%	$43,562,793	$46,095,853	(5.5)%

Americas
Revenue	$8,879,585	$9,900,779	(10.3)%	$26,217,631	$28,751,985	(8.8)%
Impact of changes in foreign currencies	24,979	—		147,323	—
Revenue in constant currency	$8,904,564	$9,900,779	(10.1)%	$26,364,954	$28,751,985	(8.3)%

Europe
Revenue	$4,227,590	$4,681,797	(9.7)%	$14,209,488	$14,914,196	(4.7)%
Impact of changes in foreign currencies	(216,477)	—		154,406	—
Revenue in constant currency	$4,011,113	$4,681,797	(14.3)%	$14,363,894	$14,914,196	(3.7)%

APJ
Revenue	$853,440	$773,509	10.3%	$2,720,991	$2,429,672	12.0%
Impact of changes in foreign currencies	14,883	—		112,954	—
Revenue in constant currency	$868,323	$773,509	12.3%	$2,833,945	$2,429,672	16.6%
Consolidated Commentary
During the three months ended August 31, 2023, consolidated revenue and revenue in constant currency decreased by $1.4 billion and $1.6 billion, respectively, as compared to the prior year period. During the nine months ended August 31, 2023, consolidated revenue and revenue in constant currency decreased by $2.9 billion and $2.5 billion, respectively, as compared to the prior year period. The decreases are primarily driven by a decline in our Endpoint Solutions portfolio as the industry experienced a post-pandemic decline in demand for personal computer ecosystem products. This decline was partially offset by an increase in our Advanced Solutions portfolio. The shift in product mix resulted in a greater percentage of our revenues being presented on a net basis, which negatively impacted our revenue compared to the prior three and nine months ended August 31, 2022 by approximately 2% and 3%, respectively.

Americas Commentary
During the three months ended August 31, 2023, Americas revenue and revenue in constant currency both decreased by $1.0 billion, as compared to the prior year period. During the nine months ended August 31, 2023, Americas revenue and revenue in constant currency decreased by $2.5 billion and $2.4 billion, respectively, as compared to the prior year period. The decreases are primarily due to a decline in our Endpoint Solutions portfolio in the region as the industry experienced a post-pandemic decline in demand for personal computer ecosystem products, partially offset by growth in our Advanced Solutions portfolio. The shift in product mix resulted in a greater percentage of our revenues being presented on a net basis, which negatively impacted our revenue by approximately 2% and 3% compared to the three and nine months ended August 31, 2022, respectively.
Europe Commentary
During the three months ended August 31, 2023, Europe revenue and revenue in constant currency decreased by $454.2 million and $670.7 million, respectively, as compared to the prior year period. The decrease is primarily due to a decline in our Endpoint Solutions portfolio in the region as the industry experienced a post-pandemic decline in demand for personal computer ecosystem products. The shift in product mix resulted in a greater percentage of our revenues being presented on a net basis, which negatively impacted our revenue by approximately 5% compared to the three months ended August 31, 2022. The quarter-to-date impact of changes in foreign currencies is primarily due to the strengthening of the euro against the U.S. dollar.
During the nine months ended August 31, 2023, Europe revenue and revenue in constant currency decreased by $704.7 million and $550.3 million, respectively, as compared to the prior year period, primarily due to a shift in product mix that resulted in a greater percentage of our revenues being presented on a net basis, which negatively impacted our revenue by approximately 4% compared to the nine months ended August 31, 2022. The year-to-date impact of changes in foreign currencies is primarily due to a weaker average foreign exchange rate for the euro against the U.S. dollar during the first half of fiscal 2023 as compared to the average foreign exchange rate during the first half of fiscal 2022.
APJ Commentary
During the three months ended August 31, 2023, APJ revenue and revenue in constant currency increased by $79.9 million and $94.8 million, respectively, as compared to the prior year period. During the nine months ended August 31, 2023, APJ revenue and revenue in constant currency increased by $291.3 million and $404.3 million, respectively, as compared to the prior year period. The increases are primarily driven by growth in high-growth technologies.
Gross Profit

	Three Months Ended		Percent Change	Nine Months Ended		Percent Change
	August 31, 2023	August 31, 2022		August 31, 2023	August 31, 2022
Gross Profit and Gross Margin - Consolidated	(in thousands)			(in thousands)
Revenue	$13,960,615	$15,356,085	(9.1)%	$43,148,110	$46,095,853	(6.4)%

Gross profit	$971,273	$916,030	6.0%	$2,938,250	$2,840,480	3.4%
Purchase accounting adjustments	2,427	25,922		15,047	78,407
Non-GAAP gross profit	$973,700	$941,952	3.4%	$2,953,297	$2,918,887	1.2%

Gross margin	6.96%	5.97%		6.81%	6.16%
Non-GAAP gross margin	6.97%	6.13%		6.84%	6.33%
Our gross margin is affected by a variety of factors, including competition, selling prices, mix of products, product costs along with rebate and discount programs from our suppliers, reserves or settlement adjustments, freight costs, inventory losses and fluctuations in revenue due to factors such as shift in product mix that may result in additional revenues being presented on a net basis.

Our gross profit increased during the three and nine months ended August 31, 2023, compared to the prior year period, primarily due to the impact of lower purchase accounting adjustments related to the Merger and our improved gross margin, partially offset by the impact of a decline in revenues in our Endpoint Solutions portfolio. Our gross margin increased during the three and nine months ended August 31, 2023, compared to the prior year period, primarily due to product and customer mix, including an increase in revenue in our Advanced Solutions portfolio and margin expansion in high-growth technologies, as well as the impact of lower purchase accounting adjustments related to the Merger. The shift in product mix resulted in the presentation of additional revenues on a net basis, which positively impacted our gross margin during the three and nine months ended August 31, 2023 by approximately 16 and 19 basis points, respectively.
During the three and nine months ended August 31, 2023, non-GAAP gross profit increased, as compared to the prior year period, primarily due to an improvement in gross margin, partially offset by the decrease in revenues in our Endpoint Solutions portfolio. During the three and nine months ended August 31, 2023, non-GAAP gross margin increased, as compared to the prior year period, primarily due to product and customer mix, including an increase in revenue in our Advanced Solutions portfolio and margin expansion in high-growth technologies, as well as the presentation of additional revenues on a net basis.
Selling, General and Administrative Expenses

	Three Months Ended		Percent Change	Nine Months Ended		Percent Change
	August 31, 2023	August 31, 2022		August 31, 2023	August 31, 2022
	(in thousands)			(in thousands)
Selling, general and administrative expenses	$659,454	$628,078	5.0%	$1,987,375	$1,951,503	1.8%
Percentage of revenue	4.73%	4.10%		4.61%	4.24%
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
During the three and nine months ended August 31, 2023, selling, general and administrative expenses increased, compared to the prior year period, primarily due to higher personnel costs. Selling, general and administrative expenses increased as a percentage of revenue, compared to the prior year period, primarily due to a decrease in revenue and higher personnel costs.
Acquisition, Integration and Restructuring Costs
Acquisition, integration and restructuring costs are primarily comprised of costs related to the Merger and costs related to the Global Business Optimization 2 Program initiated by Tech Data prior to the Merger (the “GBO 2 Program”).
The Merger
We incurred acquisition, integration and restructuring costs related to the completion of the Merger, including professional services costs, personnel and other costs, long-lived assets charges and termination fees, and stock-based compensation expense. Professional services costs are primarily comprised of IT and other consulting services, as well as legal expenses. Personnel and other costs are primarily comprised of costs related to retention and other bonuses, severance and duplicative labor costs. Long-lived assets charges and termination fees include accelerated depreciation and amortization expense of $4.7 million and $16.2 million recorded during the three and nine months ended August 31, 2023, respectively, and $4.4 million and $57.3 million recorded during the three and nine months ended August 31, 2022, respectively due to changes in asset useful lives in conjunction with the consolidation of certain IT systems. Long-lived asset charges and termination fees also include $0.4 million and $12.9 million recorded during the three and nine months ended August 31, 2023 for termination fees related to certain IT systems, along with $4.3 million recorded during the three and nine months ended August 31, 2022 for impairment charges. Stock-based compensation expense primarily relates to costs associated with the conversion of certain Tech Data performance-based equity awards issued prior to the Merger into restricted shares of TD SYNNEX (refer to Note 4 – Share-Based Compensation to the Consolidated Financial Statements in Part I, Item 1 of this Report for further information) and expenses for certain restricted stock awards issued in conjunction with the Merger.

In July 2023, we offered a voluntary severance program ("VSP") to certain co-workers in the United States as part of our cost optimization efforts related to the Merger. We incurred $37.2 million of costs in connection with the VSP during the three and nine months ended August 31, 2023, including $30.0 million of severance costs and $7.2 million of duplicative labor costs.
During the three and nine months ended August 31, 2023 and 2022, acquisition and integration expenses related to the Merger were composed of the following:

	Three Months Ended		Nine Months Ended
	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
	(in thousands)
Professional services costs	$5,036	$6,514	$16,157	$20,455
Personnel and other costs	9,430	11,699	33,712	27,047
Long-lived assets charges and termination fees	5,078	8,693	29,067	61,564
Stock-based compensation	11,912	12,911	34,472	39,376
Voluntary severance program costs	37,178	—	37,178	—
Total	$68,634	$39,817	$150,586	$148,442
During the three months ended August 31, 2023, acquisition and integration expenses related to the Merger increased, compared to the prior year period, primarily due to costs incurred related to the VSP. During the nine months ended August 31, 2023, acquisition and integration expenses related to the Merger slightly increased, compared to the prior year period, primarily due to costs incurred related to the VSP, offset by the decrease in long-lived assets charges and termination fees.
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
We incurred acquisition, integration and restructuring costs under the GBO 2 Program of $3.0 million and $6.6 million during the three months ended August 31, 2023 and 2022, respectively. We incurred acquisition, integration, and restructuring costs under the GBO 2 Program of $9.0 million and $23.8 million during the nine months ended August 31, 2023 and 2022, respectively. During the three and nine months ended August 31, 2023, acquisition, integration and restructuring costs under the GBO 2 Program decreased, compared to the prior year period, due to the wind-down of activities as the program is not expected to incur material amounts in future periods.

Operating Income
The following tables provide an analysis of operating income and non-GAAP operating income on a consolidated and regional basis as well as a reconciliation of operating income to non-GAAP operating income on a consolidated and regional basis for the three and nine months ended August 31, 2023 and 2022:

	Three Months Ended		Percent Change	Nine Months Ended		Percent Change
	August 31, 2023	August 31, 2022		August 31, 2023	August 31, 2022
Operating Income and Operating Margin - Consolidated	(in thousands)			(in thousands)
Revenue	$13,960,615	$15,356,085		$43,148,110	$46,095,853

Operating income	$240,233	$241,534	(0.5)%	$791,278	$716,711	10.4%
Acquisition, integration and restructuring costs	71,586	46,418		159,597	172,266
Amortization of intangibles	74,029	73,270		220,571	224,082
Share-based compensation	8,530	6,643		29,252	20,431
Purchase accounting adjustments	2,427	30,418		15,047	94,971
Non-GAAP operating income	$396,805	$398,283	(0.4)%	$1,215,745	$1,228,461	(1.0)%

Operating margin	1.72%	1.57%		1.83%	1.55%
Non-GAAP operating margin	2.84%	2.59%		2.82%	2.67%
Consolidated operating income slightly decreased during the three months ended August 31, 2023, compared to the prior year period, primarily due to the decline in revenues in our Endpoint Solutions portfolio, costs incurred related to the VSP and higher personnel costs, offset by an improvement in gross margin due to product and customer mix, including an increase in revenue in our Advanced Solutions portfolio and margin expansion in high-growth technologies, and a decrease in purchase accounting adjustments related to the Merger. Consolidated operating income increased during the nine months ended August 31, 2023, compared to the prior year period, primarily due to an improvement in gross margin due to product and customer mix, including an increase in revenue in our Advanced Solutions portfolio and margin expansion in high-growth technologies, and a decrease in purchase accounting adjustments related to the Merger, partially offset by the decline in revenues in our Endpoint Solutions portfolio and higher personnel costs.
Consolidated operating margin increased during the three and nine months ended August 31, 2023, compared to the prior year period, due to an increase in gross margin due to product and customer mix, including an increase in revenue in our Advanced Solutions portfolio and margin expansion in high-growth technologies, and a decrease in purchase accounting adjustments related to the Merger, partially offset by higher selling, general and administrative expenses as a percentage of revenue due to the decrease in revenues and higher personnel costs.
Consolidated non-GAAP operating income decreased during the three and nine months ended August 31, 2023, compared to the prior year period, primarily due to the decrease in revenue in our Endpoint Solutions portfolio and higher personnel costs, partially offset by an increase in gross margin due to product and customer mix, including an increase in revenue in our Advanced Solutions portfolio and margin expansion in high-growth technologies. Consolidated non-GAAP operating margin increased during the three and nine months ended August 31, 2023, compared to the prior year period, primarily due to an increase in gross margin due to product and customer mix, including an increase in revenue in our Advanced Solutions portfolio and margin expansion in high-growth technologies, partially offset by higher selling, general and administrative expenses as a percentage of revenue due to the decrease in revenues in our Endpoint Solutions portfolio and higher personnel costs.

	Three Months Ended		Percent Change	Nine Months Ended		Percent Change
	August 31, 2023	August 31, 2022		August 31, 2023	August 31, 2022
Operating Income and Operating Margin - Americas	(in thousands)			(in thousands)
Revenue	$8,879,585	$9,900,779		$26,217,631	$28,751,985

Operating income	$192,606	$180,471	6.7%	$559,370	$511,813	9.3%
Acquisition, integration and restructuring costs	60,393	33,545		122,682	102,964
Amortization of intangibles	42,437	43,523		127,233	130,619
Share-based compensation	6,325	5,036		21,076	16,126
Purchase accounting adjustments	—	19,564		—	56,132
Non-GAAP operating income	$301,761	$282,139	7.0%	$830,361	$817,654	1.6%

Operating margin	2.17%	1.82%		2.13%	1.78%
Non-GAAP operating margin	3.40%	2.85%		3.17%	2.84%
Americas operating income increased during the three and nine months ended August 31, 2023, as compared to the prior year period, primarily due to increased gross margin in the region due to product and customer mix, including an increase in revenue in our Advanced Solutions portfolio and margin expansion in high-growth technologies, and a decrease in purchase accounting adjustments related to the Merger, partially offset by the decrease in revenue in our Endpoint Solutions portfolio, costs incurred related to the VSP and higher personnel costs.
Americas operating margin increased during the three and nine months ended August 31, 2023, compared to the prior year period, primarily due to increased gross margin in the region due to product and customer mix, including an increase in revenue in our Advanced Solutions portfolio and margin expansion in high-growth technologies, and a decrease in purchase accounting adjustments related to the Merger, partially offset by higher selling, general and administrative expenses as a percentage of revenue due to the decrease in revenues in our Endpoint Solutions portfolio, costs incurred related to the VSP and higher personnel costs.
Americas non-GAAP operating income increased during the three and nine months ended August 31, 2023, compared to the prior year period, primarily due to increased gross margin in the region due to product and customer mix, including an increase in revenue in our Advanced Solutions portfolio and margin expansion in high-growth technologies, partially offset by the decrease in revenue in our Endpoint Solutions portfolio and higher personnel costs.
Americas non-GAAP operating margin increased during the three and nine months ended August 31, 2023, compared to the prior year period, primarily due to increased gross margin in the region due to product and customer mix, including an increase in revenue in our Advanced Solutions portfolio and margin expansion in high-growth technologies, partially offset by higher selling, general and administrative expenses as a percentage of revenue due to the decrease in revenues and higher personnel costs.

	Three Months Ended		Percent Change	Nine Months Ended		Percent Change
	August 31, 2023	August 31, 2022		August 31, 2023	August 31, 2022
Operating Income and Operating Margin - Europe	(in thousands)			(in thousands)
Revenue	$4,227,590	$4,681,797		$14,209,488	$14,914,196

Operating income	$29,531	$44,260	(33.3)%	$157,793	$150,117	5.1%
Acquisition, integration and restructuring costs	10,304	11,313		33,750	62,112
Amortization of intangibles	30,970	29,103		91,469	91,543
Share-based compensation	1,809	1,286		6,851	3,366
Purchase accounting adjustments	2,427	10,854		15,047	38,839
Non-GAAP operating income	$75,041	$96,816	(22.5)%	$304,910	$345,977	(11.9)%

Operating margin	0.70%	0.95%		1.11%	1.01%
Non-GAAP operating margin	1.78%	2.07%		2.15%	2.32%
Europe operating income decreased during the three months ended August 31, 2023, compared to the prior year period, primarily due to the decline in revenues in our Endpoint Solutions portfolio and an increase in personnel costs, partially offset by an increase in gross margin in the region due to product and customer mix and the impact of lower purchase accounting adjustments related to the Merger. Europe operating income increased during the nine months ended August 31, 2023, compared to the prior year period, primarily due to a decrease in acquisition, integration, and restructuring costs, the impact of lower purchase accounting adjustments related to the Merger and an increase in gross margin due to product and customer mix, partially offset by the decline in revenues in our Endpoint Solutions portfolio and higher personnel costs.
Europe operating margin decreased during the three months ended August 31, 2023, compared to the prior year period, primarily due to higher selling, general and administrative expenses as a percentage of revenue due to the decrease in revenues and higher personnel costs, partially offset by improved gross margin in the region due to product and customer mix and the impact of lower purchase accounting adjustments related to the Merger. Europe operating margin increased during the nine months ended August 31, 2023, compared to the prior year period, primarily due to a decrease in acquisition, integration, and restructuring costs, the impact of lower purchase accounting adjustments related to the Merger and an increase in gross margin due to product and customer mix, partially offset by higher selling, general and administrative expenses as a percentage of revenue due to the decrease in revenues and an increase in personnel costs.
Europe non-GAAP operating income decreased during the three and nine months ended August 31, 2023, compared to the prior year period, primarily due to the decline in revenues in our Endpoint Solutions portfolio and an increase in personnel costs, partially offset by an increase in gross margin in the region due to product and customer mix.
Europe non-GAAP operating margin decreased during the three and nine months ended August 31, 2023, compared to the prior year period, primarily due to higher selling, general and administrative expenses as a percentage of revenue due to the decrease in revenues and an increase in personnel costs, partially offset by an increase in gross margin due to product and customer mix.

	Three Months Ended		Percent Change	Nine Months Ended		Percent Change
	August 31, 2023	August 31, 2022		August 31, 2023	August 31, 2022
Operating Income and Operating Margin - APJ	(in thousands)			(in thousands)
Revenue	$853,440	$773,509		$2,720,991	$2,429,672

Operating income	$18,096	$16,803	7.7%	$74,115	$54,781	35.3%
Acquisition, integration and restructuring costs	889	1,560		3,165	7,190
Amortization of intangibles	622	644		1,869	1,920
Share-based compensation	396	321		1,325	939
Non-GAAP operating income	$20,003	$19,328	3.5%	$80,474	$64,830	24.1%

Operating margin	2.12%	2.17%		2.72%	2.25%
Non-GAAP operating margin	2.34%	2.50%		2.96%	2.67%
During the three months ended August 31, 2023, APJ operating income and non-GAAP operating income were relatively flat, compared to the prior year period. During the nine months ended August 31, 2023, APJ operating income and non-GAAP operating income increased, compared to the prior year period, primarily due to increased sales in the region due to high-growth technologies partially offset by higher personnel costs.
During the three months ended August 31, 2023, APJ operating margin and non-GAAP operating margin were relatively flat, compared to the prior year period. During the nine months ended August 31, 2023, APJ operating margin and non-GAAP operating margin increased, compared to the prior year period, primarily due to lower selling, general and administrative expenses as a percentage of revenue.
Interest Expense and Finance Charges, Net

	Three Months Ended		Percent Change	Nine Months Ended		Percent Change
	August 31, 2023	August 31, 2022		August 31, 2023	August 31, 2022
	(in thousands)			(in thousands)
Interest expense and finance charges, net	$67,703	$52,119	29.9%	$222,188	$142,430	56.0%
Percentage of revenue	0.48%	0.34%		0.51%	0.31%
Amounts recorded in interest expense and finance charges, net, consist primarily of interest expense paid on our Senior Notes, our lines of credit, our accounts receivable securitization facility and our term loans, and fees associated with the sale of accounts receivable, partially offset by income earned on our cash investments.
During the three and nine months ended August 31, 2023, our interest expense and finance charges, net increased, compared to the prior year period, primarily due to higher average interest rates, along with increased costs associated with the sale of accounts receivable due to higher discount fees, which totaled $12.5 million and $36.2 million in the three and nine months ended August 31, 2023, respectively, compared to $5.0 million and $11.9 million in the three and nine months ended August 31, 2022, respectively.
Other Expense, Net

	Three Months Ended		Percent Change	Nine Months Ended		Percent Change
	August 31, 2023	August 31, 2022		August 31, 2023	August 31, 2022
	(in thousands)			(in thousands)
Other expense, net	$2,371	$1,852	28.0%	$6,691	$12,375	(45.9)%
Percentage of revenue	0.02%	0.01%		0.02%	0.03%

Amounts recorded as other expense, net include foreign currency transaction gains and losses on certain financing transactions and the related derivative instruments used to hedge such financing transactions, the cost of hedging, investment gains and losses, and other non-operating gains and losses, such as settlements received from class action lawsuits.
During the three months ended August 31, 2023, our other expense, net was relatively flat, compared to the prior year period. During the nine months ended August 31, 2023, our other expense, net decreased, compared to the prior year period, primarily due to lower foreign currency transaction losses.
Provision for Income Taxes

	Three Months Ended		Percent Change	Nine Months Ended		Percent Change
	August 31, 2023	August 31, 2022		August 31, 2023	August 31, 2022
	(in thousands)			(in thousands)
Provision for income taxes	$30,897	$38,728	(20.2)%	$123,030	$131,830	(6.7)%
Percentage of income before income taxes	18.16%	20.65%		21.88%	23.46%
Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions. Income taxes for the interim periods presented have been included in the accompanying Consolidated Financial Statements on the basis of an estimated annual effective tax rate.
During the three months ended August 31, 2023, our income tax expense decreased, compared to the prior year period, primarily due to lower income during the period along with a lower effective tax rate. During the nine months ended August 31, 2023, our income tax expense decreased, compared to the prior year period, primarily due to a lower effective tax rate. The effective tax rate was lower during the three and nine months ended August 31, 2023 as compared to the three and nine months ended August 31, 2022, primarily due to the utilization of tax credits earned in certain jurisdictions and the relative mix of earnings and losses within the taxing jurisdictions in which we operate, partially offset by a tax benefit recorded in the prior year related to a capital loss carryback.
Net Income and Diluted EPS
The following tables present net income and diluted EPS as well as a reconciliation of our most comparable GAAP measures to the related non-GAAP measures presented:

	Three Months Ended		Nine Months Ended
	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
Net Income - Consolidated	(in thousands)
Net income	$139,262	$148,835	$439,369	$430,076
Acquisition, integration and restructuring costs	73,897	48,730	166,446	178,691
Amortization of intangibles	74,029	73,270	220,571	224,082
Share-based compensation	8,530	6,643	29,252	20,431
Purchase accounting adjustments	2,427	30,418	15,047	94,971
Income taxes related to the above	(38,375)	(39,419)	(102,700)	(121,827)
Income tax capital loss carryback benefit	—	(5,053)	—	(8,299)
Non-GAAP net income	$259,770	$263,424	$767,985	$818,125

	Three Months Ended		Nine Months Ended
Diluted Earnings per Common Share	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
Diluted EPS(1)	$1.49	$1.55	$4.66	$4.47
Acquisition, integration and restructuring costs	0.79	0.50	1.76	1.86
Amortization of intangibles	0.79	0.76	2.34	2.33
Share-based compensation	0.09	0.07	0.31	0.21
Purchase accounting adjustments	0.03	0.32	0.16	0.99
Income taxes related to the above	(0.41)	(0.41)	(1.09)	(1.27)
Income tax capital loss carryback benefit	—	(0.05)	—	(0.09)
Non-GAAP diluted EPS	$2.78	$2.74	$8.14	$8.50
_________________________
(1) Diluted EPS is calculated using the two-class method. Unvested restricted stock awards granted to employees are considered participating securities. For purposes of calculating Diluted EPS, net income allocated to participating securities was approximately 0.7% of net income for both the three and nine months ended August 31, 2023, and was approximately 0.6% of net income for both the three and nine months ended August 31, 2022.
Liquidity and Capital Resources
Cash Conversion Cycle

		Three Months Ended
		August 31, 2023	November 30, 2022	August 31, 2022
		(Amounts in thousands)
Days sales outstanding ("DSO")
Revenue	(a)	$13,960,615	$16,247,957	$15,356,085
Accounts receivable, net	(b)	8,892,130	9,420,999	8,114,004
Days sales outstanding	(c) = ((b)/(a))*the number of days during the period	59	53	49

Days inventory outstanding ("DIO")
Cost of revenue	(d)	$12,989,342	$15,188,238	$14,440,055
Inventories	(e)	7,462,162	9,066,620	9,755,228
Days inventory outstanding	(f) = ((e)/(d))*the number of days during the period	53	54	62

Days payable outstanding ("DPO")
Cost of revenue	(g)	$12,989,342	$15,188,238	$14,440,055
Accounts payable	(h)	12,485,180	13,988,980	13,718,980
Days payable outstanding	(i) = ((h)/(g))*the number of days during the period	89	84	88

Cash conversion cycle ("CCC")	(j) = (c)+(f)-(i)	23	23	23

Cash Flows
Our business is working capital intensive. Our working capital needs are primarily to finance accounts receivable and inventory. We rely heavily on term loans, sales of accounts receivable, our securitization program, our revolver programs and net trade credit from vendors for our working capital needs. We have financed our growth and cash needs to date primarily through cash generated from operations and financing activities. As a general rule, when sales volumes are increasing, our net investment in working capital dollars typically increases, which generally results in decreased cash flow generated from operating activities. Conversely, when sales volumes decrease, our net investment in working capital dollars typically decreases, which generally results in increases in cash flows generated from operating activities. We calculate CCC as days of the last fiscal quarter’s revenue outstanding in accounts receivable plus days of supply on hand in inventory, less days of the last fiscal quarter’s cost of revenue outstanding in accounts payable. Our CCC was 23 days as of August 31, 2023, which remained flat as compared to November 30, 2022 and August 31, 2022 as our net working capital balances declined on a consistent basis with the decrease in revenues in the current quarter as compared to prior periods.
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
Operating Activities
Net cash provided by operating activities was $1.2 billion during the nine months ended August 31, 2023, compared to net cash used in operating activities of $351.8 million during the nine months ended August 31, 2022. The increase in net cash provided by operating activities was primarily due to a decline in sales volumes which resulted in decreases in inventories and accounts receivable, partially offset by a decrease in accounts payable.
Investing Activities
Net cash used in investing activities during the nine months ended August 31, 2023 and 2022 was $113.2 million and $77.0 million, respectively. The increase in cash used in investing activities is primarily due to an increase in integration related capital expenditures due to the Merger.
Financing Activities
Net cash used in financing activities during the nine months ended August 31, 2023 and 2022 was $405.6 million and $159.2 million, respectively. The increase in cash used in financing activities is primarily due to an increase in repurchases of common stock under our share repurchase program, which totaled $277.8 million during the nine months ended August 31, 2023 compared to $83.0 million during the nine months ended August 31, 2022. In addition, we paid stockholder dividends of $98.9 million and $86.2 million during the nine months ended August 31, 2023 and 2022, respectively.
Capital Resources
Our cash and cash equivalents totaled $1.3 billion and $522.6 million as of August 31, 2023 and November 30, 2022, respectively. Our cash and cash equivalents held by international subsidiaries are no longer subject to U.S. federal tax on repatriation into the United States. Repatriation of some foreign balances is restricted by local laws. Historically, we have fully utilized and reinvested all foreign cash to fund our foreign operations and expansion. If in the future our intentions change, and we repatriate the cash back to the United States, we will report in our Consolidated Financial Statements the impact of state and withholding taxes depending upon the planned timing and manner of such repatriation. Presently, we believe we have sufficient resources, cash flow and liquidity within the United States to fund current and expected future working capital, investment and other general corporate funding requirements.
We believe that our available cash and cash equivalents balances, cash flows from operations and our existing sources of liquidity, including available capacity under our borrowing facilities, will be sufficient to enable the repayment of $700.0 million of our Senior Notes due in August 2024 and satisfy our current and planned working capital and investment needs for the next twelve months in all geographies. We also believe that our longer-term working capital, planned capital expenditures, anticipated stock repurchases, dividend payments and other general corporate funding requirements will be satisfied through cash flows from operations and, to the extent necessary, from our borrowing facilities and future financial market activities.

Credit Facilities and Borrowings
In the United States, we have an accounts receivable securitization program to provide additional capital for our operations (the "U.S. AR Arrangement"). Under the terms of the U.S. AR Arrangement, we and our subsidiaries that are party to the U.S. AR Arrangement can borrow up to a maximum of $1.5 billion based upon eligible trade accounts receivable. The U.S. AR Arrangement has a maturity date of December 2024. We also have a credit agreement, dated as of April 16, 2021 and amended May 22, 2023 (as amended, the "TD SYNNEX Credit Agreement"), pursuant to which we received commitments for the extension of a senior unsecured revolving credit facility not to exceed an aggregate principal amount of $3.5 billion, which revolving credit facility (the "TD SYNNEX revolving credit facility") may, at our request but subject to the lenders' discretion, potentially be increased by up to an aggregate amount of $500.0 million. The TD SYNNEX Credit Agreement also includes a $1.5 billion term loan facility that was fully funded in connection with the Merger. The TD SYNNEX Credit Agreement has a maturity date of September 2026, in the case of the TD SYNNEX revolving credit facility, subject to two one-year extensions upon our prior notice to the lenders and the agreement of the lenders to extend such maturity date. The outstanding amount of our borrowings under the U.S. AR Arrangement and the TD SYNNEX revolving credit facility may fluctuate in response to changes in our working capital and other liquidity requirements. There were no amounts outstanding under the U.S. AR Arrangement or the TD SYNNEX revolving credit facility at August 31, 2023 or November 30, 2022.
We have various other committed and uncommitted lines of credit with financial institutions, finance leases, short-term loans, term loans, credit facilities and book overdraft facilities, totaling approximately $589.1 million in borrowing capacity as of August 31, 2023. Our borrowings on these facilities vary within the period primarily based on changes in our working capital. There was $164.9 million outstanding on these facilities at August 31, 2023, at a weighted average interest rate of 5.78%, and there was $193.1 million outstanding at November 30, 2022, at a weighted average interest rate of 4.69%.
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
We had total outstanding borrowings of approximately $4.1 billion as of August 31, 2023 and November 30, 2022. Our outstanding borrowings include Senior Notes of $2.5 billion at August 31, 2023 and November 30, 2022 and term loans under the term loan facility of the TD SYNNEX Credit Agreement of approximately $1.4 billion at August 31, 2023 and November 30, 2022. For additional information on our borrowings, see Note 8 - Borrowings to the Consolidated Financial Statements included in Part I, Item 1 of this Report.
Accounts Receivable Purchase Agreements
We have uncommitted supply-chain financing programs under which trade accounts receivable owed by certain customers may be acquired, without recourse, by certain financial institutions. Available capacity under these programs is dependent upon the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. In addition, certain of these programs also require that we continue to service, administer and collect the sold accounts receivable. At August 31, 2023 and November 30, 2022, we had a total of $834.5 million and $1.4 billion, respectively, of trade accounts receivable sold to and held by financial institutions under these programs. Discount fees for these programs totaled $12.5 million and $36.2 million in the three and nine months ended August 31, 2023, respectively, and $5.0 million and $11.9 million in the three and nine months ended August 31, 2022, respectively.
Covenant Compliance
Our credit facilities have a number of covenants and restrictions that require us to maintain specified financial ratios. They also limit our ability to incur additional debt, create liens, enter into agreements with affiliates, modify the nature of our business, and merge or consolidate. As of August 31, 2023, we were in compliance with the financial covenant requirements for the above arrangements.
Related Party Transactions
For a summary of related party transactions, see Note 11 - Related Party Transactions to the Consolidated Financial Statements, which can be found under Part I, Item 1 of this Report.

Critical Accounting Policies and Estimates
During the nine months ended August 31, 2023, there were no material changes to our critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2022.
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
The following table presents information with respect to purchases of common stock by the Company under the share repurchase program during the quarter ended August 31, 2023:

	Issuer Purchases of Equity Securities (amounts in thousands except for per share amounts)
Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or program	Maximum dollar value of shares that may yet be purchased under the plans or programs
June 1 - June 30, 2023	—	$—	—	$841,716
July 1 - July 31, 2023	905	97.81	905	753,193
August 1 - August 31, 2023	145	99.64	145	738,763
Total	1,050	$98.06	1,050
_________________________
(1) Excludes excise taxes, whether accrued or paid, and excludes broker's commissions.
ITEM 5. Other Information
Trading Arrangements
During the three months ended August 31, 2023, none of the Company's directors or officers adopted, amended, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as those terms are defined in Regulation S-K, Item 408.

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
Date: October 3, 2023
TD SYNNEX CORPORATION

By:	/s/ Richard T. Hume
Richard T. Hume
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

By:	/s/ Marshall W. Witt
Marshall W. Witt
Chief Financial Officer
(Duly authorized officer and principal financial officer)