Form 10-K
period 2023-11-30
TD SYNNEX CORP
filed 2024-01-26
CIK 1177394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
___________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of Common Stock held by non-affiliates of the registrant (based upon the closing sale price on the New York Stock Exchange as of May 31, 2023, the last business day of the registrant’s most recently completed second fiscal quarter) was $3,998,418,143. Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of January 17, 2024, there were 89,094,097 shares of Common Stock, $0.001 per share par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10 (as to directors and Delinquent Section 16(a) Reports (if any)), 11, 12 (as to Beneficial Ownership), 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2024 Annual Meeting of Stockholders to be held on March 20, 2024.

TD SYNNEX CORPORATION

2023 FORM 10-K

PART I
When used in this Annual Report on Form 10-K (this “Report”), the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “allows,” “can,” “may,” “could,’’ “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our business model and our services, our business and market strategy, future growth, demand, our infrastructure, our investment in our information technology, or IT, systems, our co-worker hiring and retention, the ownership interest of MiTAC Holdings Corporation, or MiTAC Holdings, in us and its impact, the ownership interest of Apollo Global Management, Inc., or Apollo, in us and its impact, our revenue, sources of revenue, our gross margins, our operating costs and results, timing of payment, the value of our inventory, our competition, our future needs and sources for additional financing, contract terms, relationships with our suppliers, adequacy of our facilities, our legal proceedings, our operations, foreign currency exchange rates and hedging activities, our strategic acquisitions including anticipated cost savings and other benefits, our goodwill, seasonality of sales, adequacy of our cash resources, our debt and financing arrangements, including the impact of any change to our credit rating, interest rate risk and impact thereof, cash held by our international subsidiaries and repatriation, changes in fair value of derivative instruments, our tax liabilities, adequacy of our disclosure controls and procedures, cybersecurity, impact of our pricing policies, impact of economic and industry trends, changes to the markets in which we compete, impact of new reporting rules and accounting policies, our estimates and assumptions, impact of inventory repurchase obligations and commitments and contingencies, our effective tax rates, impact of any impairment of our goodwill and intangible assets, and our share repurchase and dividend program. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed herein and others, including the buying patterns of our customers, concentration of sales to large customers, the loss or consolidation of one or more of our significant original equipment manufacturer, or OEM, suppliers or customers, market acceptance of the products we assemble and distribute, competitive conditions in our industry and their impact on our margins, pricing and other terms with our OEM suppliers, our ability to gain market share, variations in supplier-sponsored programs, changes in our costs and operating expenses, increased inflation, dependence upon and trends in capital spending budgets in the IT industry, fluctuations in general economic conditions, changes in tax laws, risks associated with our international operations, uncertainties and variability in demand by our reseller and integration customers, supply shortages or delays, any termination or reduction in our floor plan financing arrangements, changes in value of foreign currencies and interest rates and other risk factors contained below under Part I, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, unless otherwise required by law.
In the sections of this Report entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all references to “TD SYNNEX,” "SYNNEX," “we,” “us,” “our” or the “Company” mean TD SYNNEX Corporation and its subsidiaries, except where it is made clear that the term means only the parent company or one of its segments.
TD SYNNEX, the TD SYNNEX Logo, and all other TD SYNNEX company, product and services names and slogans are trademarks or registered trademarks of TD SYNNEX Corporation. Other names and marks are the property of their respective owners.
Item 1.    Business
Overview
We are a Fortune 100 corporation and a leading global distributor and solutions aggregator for the information technology ("IT") ecosystem. We serve a critical role, bringing products from the world's leading and emerging technology vendors to market, and helping our customers create solutions best suited to maximize business outcomes for their end-user customers. We aggregate and distribute IT hardware, software, and systems including personal computing devices and peripherals, mobile phones and accessories, printers, server and datacenter infrastructure, hybrid cloud, security, networking, communications and storage solutions, and system components. We also design and deliver purpose-built server, storage and networking solutions for the hyperscale infrastructure market.

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
Our chief executive officer, who is also our chief operating decision maker, has a leadership structure aligned with the geographic regions of the Americas, Europe and Asia-Pacific and Japan (“APJ”) and reviews and allocates resources based on these geographic regions. As a result, we operate in three reportable segments based on our geographic regions: the Americas, Europe and APJ. For financial information by segment, refer to Note 12 – Segment Information, to the Consolidated Financial Statements in Item 8.
We have been in business since 1980 and have headquarters in both Clearwater, Florida and Fremont, California. We were originally incorporated in the State of California as COMPAC Microelectronics, Inc. in November 1980, and we changed our name to SYNNEX Information Technologies, Inc. in February 1994. We later reincorporated in the State of Delaware under the name of SYNNEX Corporation in October 2003. On October 22, 2021, as a result of the Merger we filed with the Secretary of State of the State of Delaware a Certificate of Amendment to the Company’s Restated Certificate of Incorporation to change our corporate name from SYNNEX Corporation to TD SYNNEX Corporation, effective November 3, 2021.
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
Our global strategy is to deliver higher value by focusing on the following strategic priorities:
•Invest in high-growth technologies such as hybrid cloud, security, data analytics, artificial intelligence ("AI"), hyperscale infrastructure, and services.
•Strengthen our end-to-end portfolio of products, services and solutions, including technology-as-a-service and recurring revenue models.
•Transform our company digitally through greater automation and advanced analytics, which we believe will enhance the customer experience, broaden our customer base, increase sales and augment our presence in high-growth technologies.
•Expand our global footprint and enhance the operational excellence of our businesses around the world.
Our Products and Suppliers
We offer a comprehensive catalog of more than 200,000 technology products (as measured by active SKU's) from more than 2,500 original equipment manufacturers (“OEM”), suppliers of traditional technologies such as personal computing devices, mobile phones and accessories, and high-growth technologies such as cloud, security, data/analytics, AI and hyperscale infrastructure. This enables us to offer comprehensive solutions to our reseller and retail customers. We group the majority of our offerings into two primary solutions portfolios, Endpoint Solutions and Advanced Solutions which are comprised of the following:

Endpoint Solutions Portfolio:
•Our Endpoint Solutions portfolio primarily includes personal computing devices and peripherals, mobile phones and accessories, printers, supplies, and endpoint technology software.
Advanced Solutions Portfolio:
•Our Advanced Solutions portfolio primarily includes data center technologies such as hybrid cloud, security, storage, networking, servers, advanced technology software and hyperscale infrastructure.
Our high-growth technologies solutions, along with our services offerings, span our Endpoint and Advanced Solutions portfolios.
Our suppliers include leading IT systems, system components and peripherals, software, communications and security equipment, and networking equipment manufacturers. We purchase these and other complementary products from our suppliers and sell them to our reseller and retail customers. We perform a similar function for our distribution of licensed software products. We provide our vendors with access to large and highly fragmented markets such as small- and medium-sized businesses (“SMB”) and serve as a variable, cost effective route to market for our vendors by providing them with access to resellers and end-users.
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
The following table provides revenue generated from products purchased from vendors that exceeded 10% of our consolidated revenue for the periods indicated (as a percent of consolidated revenue):

	Twelve Months Ended
	November 30, 2023	November 30, 2022	November 30, 2021
Apple, Inc.	11%	11%	N/A (1)
HP Inc.	N/A (1)	10%	12%
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
Our business subjects us to the risk that the value of our inventory will be affected adversely by suppliers’ price reductions or by technological changes affecting the usefulness or desirability of the products comprising our inventory. Many of our OEM suppliers offer us limited protection from the loss in value of our inventory due to a supplier’s price reduction or technological change. Under many of these agreements, we have a limited period of time to return or exchange products or claim price protection credits. Historically, price protection and stock rotation privileges, as well as our inventory management procedures, have helped reduce the risk of loss of inventory value. We monitor our inventory levels and attempt to time our purchases to maximize our protection under supplier programs.

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
One customer accounted for 11%, 10% and 17% of our total revenue in fiscal years 2023, 2022 and 2021, respectively. As of November 30, 2023 and 2022, no single customer comprised more than 10% of the consolidated accounts receivable balance. While we do not believe that the loss of any single customer would have a material adverse effect on us, such loss could result in an adverse impact on certain of our businesses.
Our business is characterized by low gross profit as a percentage of revenue, or gross margin, and low operating income as a percentage of revenue, or operating margin. The market for IT products has generally been characterized by declining unit prices and short product life cycles, although unit prices for certain products have increased during certain periods due to factors such as supply chain constraints and inflation. We set our sales price based on the market supply and demand characteristics for each particular product or bundle of products we distribute and services we provide. Our gross margin has fluctuated annually due to changes in the mix of products we offer, the percentage of revenue that is presented on a net basis, customers we sell to, incentives and rebates received from our OEM suppliers, competition, seasonality, replacement of lower margin business, inventory obsolescence, and lower costs associated with increased efficiencies. Generally, when our revenue becomes more concentrated on limited products or customers, our gross margin tends to decrease due to increased pricing pressure from OEM suppliers or reseller customers.
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
Cloud Services. We provide cloud-based solutions and services to our reseller customers to enable sales of and migration to technologies in a hosted environment to small and medium businesses. Our proprietary cloud platform offers a complete package of cloud-based solutions on a user-friendly platform and allows our reseller customers and OEM suppliers to own the complete customer lifecycle through direct billing, provisioning, management, and support. Our solutions cover all end-user customer needs, including, pure public cloud solutions in productivity and collaboration, IaaS, or Infrastructure as a Service, PaaS, or Platform as a Service, SaaS, or Software as a Service, Security, Mobility, AI and other hybrid solutions. Our dedicated cloud team comprising developers, sales engineers and solutions specialists, supports our reseller customers in the sales of these solutions.
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
Financial Services. We offer our reseller customers various financing options, including net terms, third party leasing, floor plan financing and letters-of-credit backed financing and arrangements where we collect payments directly from the end-user. We also lease products to our reseller customers and their end-users and provide DaaS, or Device-as-a-Service, to end-users. The availability and terms of our financing services are subject to our credit policies or those of third-party financing providers to our customers.
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

Our Operations
We operate 168 distribution and administrative facilities globally. Our distribution processes are highly automated to ensure timely order fulfillment and accuracy, and enhance the efficiency of our warehouse operations and back office administration. Our distribution facilities are geographically dispersed to be near reseller customers and their end-users. This decentralized, regional strategy enables us to benefit from lower shipping costs and shorter delivery lead times to our customers. Furthermore, we track multiple performance measurements to continuously improve the efficiency and capabilities of our distribution operations. Our regional locations also enable us to make local deliveries and provide will-call fulfillment to more customers than if our distribution operations were more centralized, resulting in better service to our customers. To optimize response to short-term changes in order activity, our workforce is comprised of permanent and temporary co-workers.
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
We operate our principal systems design and integration solutions facilities in the United States with additional locations in the United Kingdom and China. We generally design and integrate IT systems, data center servers and networking solutions and IT appliances, by incorporating system components either purchased directly from vendors, obtained from our distribution inventory or through a customer-owned procurement model. Some of our design and integration solutions facilities are ISO 9001:2015 and ISO 14001:2015 certified.
International Operations
Approximately 47% of our consolidated revenue for fiscal year 2023 was generated by our international operations. Our end market strategy is to continue expanding internationally on a selective basis in order to provide our distribution capabilities to OEM suppliers in locations that meet their regional requirements.
Sales and cost concentrations in foreign jurisdictions subject us to various risks, including the impact of changes in the value of these foreign currencies relative to the United States Dollar, which in turn can impact reported sales.
See Note 12 – Segment Information to the Consolidated Financial Statements included in Item 8 of this Report for additional financial information related to international and domestic operations.
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

Our purchasing group works closely with many areas of our organization, especially our product managers who work closely with our OEM suppliers and our sales force, to understand the volume and mix of IT products that should be purchased. In addition, in certain locations the purchasing group utilizes an internally developed, proprietary information systems application that further aids in forecasting future product demand based on several factors, including historical sales levels, expected product life cycle and current and projected economic conditions. We may also rely on our receipt of good-faith, non-binding customer forecasts. We maintain EDI connections with our OEM suppliers to send purchase orders, receive purchase order status and receive notification once the product has shipped from our supplier. Our information system also tracks warehouse and channel inventory levels and open purchase orders on a real-time basis enabling us to stock inventory at a regional level closer to the customer as well as to actively manage our working capital resources. This level of automation promotes greater efficiencies of inventory management by replenishing and turning inventory, as well as placing purchase orders on a more frequent basis. Furthermore, our system tool also allows for automated checks and controls to prevent the generation of inaccurate orders.
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
We also sell to certain reseller customers pursuant to third party floor plan financing. The expenses charged by these financing companies are subsidized either by our OEM suppliers or paid by us. We receive payment from these financing companies based on agreed upon terms that depend on the specific arrangement.
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
To allow our customers and suppliers to communicate and transact business with us in an efficient and consistent manner, we have implemented a mix of proprietary and off-the-shelf software programs that integrate our IT systems with those of our customers and suppliers. In particular, we maintain EDI, XML, API, and web-based communication links and mobile platform applications with many of our reseller and retail customers to enable them to search for products, check real-time pricing, inventory availability and specifications, place and track orders, receive invoices and process returns.
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

We compete against several distributors in the Americas market, including Arrow Electronics, Inc. (“Arrow”), Ingram Micro, Inc. and ScanSource, Inc. and regional distributors. The competitive environment in Europe is more fragmented with market share spread among several regional and local competitors such as ALSO Holding and Esprinet, as well as international distributors such as Ingram Micro, Inc., Westcon-Comstor and Arrow. The competitive environment in APJ is fragmented with market share spread among international distributors such as Ingram Micro, Inc. and Westcon-Comstor as well as several regional distributors such as VSTECS Holdings Ltd., Synnex Technology International Corp. (a separate entity from the Company) and Redington Group. We also face competition from our OEM suppliers that sell directly to resellers, retailers and end-users. The distribution industry has historically undergone, and continues to undergo, consolidation. Over the years, a number of providers within the IT distribution industry exited or merged with other providers. For example, during fiscal year 2017, we acquired the Westcon-Comstor Americas distribution business and Tech Data acquired the Technology Solutions operating group of Avnet Inc. (“Avnet”). We have participated in this consolidation and expect to continue to assess opportunities.
As we enter new business areas, we may encounter increased competition from our current competitors and/or new competitors. We constantly seek to expand our business into areas primarily related to our core distribution as well as other support, logistics and related value-added services, both organically and through strategic acquisitions.
Human Capital Resources
As of November 30, 2023, we had approximately 23,000 full-time co-workers. Given the variability in our business and the quick response time required by customers, it is critical that we are able to rapidly ramp-up and ramp-down our operational capabilities to maximize efficiency. As a result, we use temporary or contract workers, who totaled approximately 5,000 as of November 30, 2023, on a full-time equivalent basis. Certain of our co-workers in various countries outside of the United States are subject to laws providing representation rights to co-workers through workers' councils.
We are committed to fostering a diverse and inclusive workplace that attracts and retains exceptional talent. Through ongoing co-worker development, comprehensive compensation and benefits, and a focus on health, safety and co-worker well-being, we strive to help our co-workers in all aspects of their lives so they can do their best work.
Diversity, Equity and Inclusion
We are committed to being unconditionally inclusive to capture the ideas and perspectives that fuel innovation and enable our workforce, customers, and communities to succeed in the digital age. We accomplish this through a focus on our core values of inclusion, integrity, collaboration, and excellence, and we strive to create an inclusive and welcoming environment where people can bring their authentic selves to work. Our commitment to diversity and inclusion starts at the top with a highly skilled and diverse Board of Directors. Women represent 31% of our Board of Directors including our chair of the board, 28% of our leadership at the director and above level, and 43% of our total co-worker base. Additionally, 54% of our Board of Directors is ethnically diverse or gender diverse. We are committed to increasing diversity in our workforce. We aim to increase representation of people who identify as women to 50% of our co-worker base and 40% of our leadership roles by 2030, in addition to increasing representation of underrepresented groups by 2025.
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
Environmental
We remain focused on protecting our planet and reducing our global carbon footprint. In support of this, TD SYNNEX had previously committed to the Science Based Targets Initiative ("SBTi") Business Ambition Pledge with the goal to achieve net-zero greenhouse gas ("GHG") emissions by 2045. In support of that commitment, in fiscal year 2023, we submitted near-term and long-term emissions-reduction targets to SBTi for validation.
We are committed to embedding a culture of sustainability across our organization, increasing our sustainability initiatives and supporting our customers and vendors. We engage in and continue to explore a range of sustainability projects that support our decarbonization journey such as renewables, energy conservation measures, environmental management systems and waste minimization projects. We have a Corporate Citizenship Steering Committee in place to help drive our strategy around these efforts in addition to multiple working groups that focus on areas such as the Circular Economy and Sustainable Transportation & Logistics. We currently have over 40 Green Teams in place to support sustainability efforts at our locations globally.
Additional human capital and environmental information was included in our Corporate Citizenship Report which is available on our website. Information contained in our Corporate Citizenship Report and website is not deemed part of this Annual Report on Form 10-K.
Available Information
Our website is http://www.tdsynnex.com. We make available free of charge, on or through our website, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, if any, or other filings filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing or furnishing these reports with the Securities and Exchange Commission ("SEC"). Information contained on our website is not a part of this Report. We have adopted a code of conduct applicable to our co-workers including our principal executive, financial and accounting officers, and it is available free of charge, on our website’s investor relations page.
The SEC maintains an Internet site at http://www.sec.gov that contains our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, if any, or other filings filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and our proxy and information statements.

Information About our Executive Officers
The following table sets forth information regarding our current executive officers:

Name	Age	Position
Richard Hume	64	Chief Executive Officer
Dennis Polk	57	Hyve Solutions Executive
Michael Urban	59	President, Americas
Marshall Witt	58	Chief Financial Officer
Patrick Zammit	57	Chief Operating Officer
David Vetter	64	Chief Legal Officer
Simon Leung	58	Chief Business Officer
John Henry	49	Chief Accounting Officer
Richard Hume is our Chief Executive Officer. Mr. Hume joined Tech Data in March 2016 as Executive Vice President, Chief Operating Officer. In June 2018, Mr. Hume was appointed as Chief Executive Officer of Tech Data and in September 2021 in conjunction with the Merger he was appointed as Chief Executive Officer of TD SYNNEX. Prior to joining Tech Data, Mr. Hume was employed for more than thirty years at International Business Machines Corporation ("IBM"), (NYSE: IBM), a multinational computer hardware, middleware and software company. Most recently, from January 2015 to February 2016, Mr. Hume served as General Manager and Chief Operating Officer of Infrastructure and Outsourcing at IBM. Prior to that position, from January 2012 to January 2015, Mr. Hume served as General Manager, Europe where he led IBM’s multi-brand European organization. From 2008 to 2011, Mr. Hume served as General Manager, Global Business Partners, directing the growth and channel development initiatives for IBM’s Business Partner Channel. Mr. Hume holds a Bachelor of Science degree in Accounting from Pennsylvania State University.
Dennis Polk has served as a member of our Board of Directors since February 2012 and as our Hyve Solutions Executive since September 2021. Mr. Polk joined TD SYNNEX in 2002 and served as President and Chief Executive Officer of TD SYNNEX from March 2018 to September 2021. Prior to that position, he served as Chief Operating Officer, Chief Financial Officer and Senior Vice President of Corporate Finance of TD SYNNEX. In conjunction with the Merger in September 2021, Mr. Polk was appointed as Executive Chair of the Board of Directors, and he served as Executive Chair until September 1, 2023.
Michael Urban is our President, Americas. Mr. Urban joined TD SYNNEX in February 2019 and served as President, Worldwide Technology Solutions Distribution until the Merger. Prior to joining TD SYNNEX, Mr. Urban was employed by Tech Data from September 2012 until January 2019, most recently serving as Corporate Vice President of Strategy, Transformation, and Global Vendor Management. Prior to Tech Data, Mr. Urban served in progressive leadership roles including Chairman and Chief Executive Officer at Actebis Holding GmbH, an IT services company. Mr. Urban received a Bachelor of Science degree in Engineering from Paderborn University in Germany. Mr. Urban will be resigning as President, Americas effective as of March 1, 2024.
Marshall Witt is our Chief Financial Officer and has served in this capacity since April 2013. Prior to joining TD SYNNEX, Mr. Witt was Senior Vice President of Finance and Controller with FedEx Freight, Inc., a freight services company. During his fifteen year tenure with FedEx Corporation (NYSE: FDX), a multinational transportation, e-commerce and business services company, Mr. Witt held progressive financial and operational roles. Prior to FedEx Corporation, he held accounting and finance leadership positions including five years with KPMG LLP, a professional services firm, as an audit manager for banking and transportation clients. Mr. Witt holds a Bachelor of Business Administration in Finance from Pacific Lutheran University and a Masters in Accounting from Seattle University and is a Certified Public Accountant.
Patrick Zammit is our Chief Operating Officer. Mr. Zammit joined Tech Data in February 2017 as President, Europe through Tech Data’s acquisition of Avnet’s Technology Solutions business and served in this capacity until the Merger in September 2021 when he also assumed the role of President, APJ. Mr. Zammit then served as President, Europe and APJ until his appointment as Chief Operating Officer, effective January 1, 2024. Prior to this role, Mr. Zammit was employed for more than twenty years at Avnet, Inc (NASDAQ: AVT), an electronic components distribution company. From January 2015 to January 2017, Mr. Zammit served as Global President of Avnet Technology Solutions. Prior to that position, from October 2006 until January 2015, Mr. Zammit served as President of Avnet Electronics Marketing EMEA. From 1993 to 2006, Mr. Zammit served in management positions of increasing responsibilities. Prior to joining Avnet, Mr.

Zammit was employed by Arthur Andersen from 1989 to 1993. Mr. Zammit holds a Masters in Business Administration equivalent from Paris Business School ESLSCA.
David Vetter is our Chief Legal Officer. Mr. Vetter joined Tech Data in June 1993 as Vice President, General Counsel and was promoted to Corporate Vice President, General Counsel in April 2000. In March 2003, he was promoted to Senior Vice President, and effective July 2003, was appointed Secretary. In January 2017, Mr. Vetter was promoted to Executive Vice President, Chief Legal Officer and in conjunction with the Merger in September 2021, he assumed this role for TD SYNNEX. Prior to joining Tech Data, Mr. Vetter was employed by the law firm of Robbins, Gaynor & Bronstein, P.A. from 1984 to 1993, most recently as a partner. Mr. Vetter is a member of the Florida Bar Association and holds Bachelor of Arts degrees in English and Economics from Bucknell University and a Juris Doctorate Degree from the University of Florida.
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
John Henry is our Chief Accounting Officer. Mr. Henry joined Tech Data in 2015 as the Vice President of Corporate Accounting and has served as Senior Vice President, Chief Accounting Officer since November 2020. Prior to joining Tech Data, Mr. Henry served as a public accountant with both Arthur Andersen LLP and PricewaterhouseCoopers LLP, and as an accountant for DirecTV and AECOM (NYSE: ACM). Mr. Henry is a graduate of California State University in Fresno with a degree in Accounting.

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
Our future success is highly dependent on our relationships with a small number of OEM suppliers. For example, sales of Apple Inc. products and services comprised approximately 11% of our total revenue for both fiscal years 2023 and 2022, and sales of HP Inc. products and services comprised approximately 10% and 12% of our total revenue for fiscal years 2022 and 2021, respectively. Our OEM supplier agreements typically are short-term and may be terminated without cause upon short notice. OEM supplier agreements are often established at a regional or country level and these relationships may change in some countries or regions and not others. The loss or deterioration of our relationship with HP Inc., Apple Inc. or any other major OEM supplier, the authorization by OEM suppliers of additional distributors, the sale of products by OEM suppliers directly to our reseller and retail customers and end-users, or our failure to establish relationships with new OEM suppliers or to expand the distribution and supply chain services that we provide OEM suppliers could adversely affect our business, financial position and operating results. In addition, OEM suppliers may face liquidity or solvency issues that in turn could negatively affect our business and operating results.
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
Our ability to obtain particular products in the required quantities and to fulfill reseller and retail customer orders on a timely basis is critical to our success. In most cases, we have no guaranteed price or delivery agreements with our OEM suppliers. We have experienced supply shortages of certain products as a result of strong demand or problems experienced by our OEM suppliers. If shortages or delays persist, the price of those products may increase, or the products may not be available at all. Such delays could also impact our ability to procure critical components required to complete customer orders. In addition, our OEM suppliers may decide to distribute, or to substantially increase their existing distribution business, through other distributors, their own dealer networks, or directly to resellers, retailers or end-users. Accordingly, if we are not able to secure and maintain an adequate supply of products to fulfill our customer orders on a timely basis, our business, financial position and operating results could be adversely affected.
We experience customer concentration and intense competition which could adversely impact our revenue.
Our business experiences customer concentration from time to time. One customer accounted for 11%, 10% and 17% of our total revenue in fiscal years 2023, 2022 and 2021. The loss of one of our significant customers could result in an adverse impact on our business. For example, our systems design and integration solutions product line has significant customer concentration, requires investments in working capital and infrastructure, and has customer contracts that often offer limited or no volume guarantees or protection for end-of-life investments. The loss of a customer or reduction in order volumes could adversely impact our revenue, provision for inventory losses, the absorption of fixed overhead costs and our future expansion plans. The systems design and integration solutions business operates in a competitive environment. Volumes can fluctuate based on customer demand, delivery quality and the competitive landscape. Our ability to deliver customized solutions on a timely basis is critical to our success. Any delay could impact our competitive position and result in loss of customer orders, which could impact our financial position and operating results.

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
We extend credit to our customers for a significant portion of our sales to them and they have a period of time, generally 30 days after the date of invoice, to make payment. However, in certain cases, for some of our customers, we offer longer terms of payment. As a result, we are subject to the risk that our customers will not pay on time or at all. Our credit exposure risk may increase due to financial difficulties or liquidity or solvency issues experienced by our customers, resulting in their inability to repay us. The liquidity or solvency issues may increase as a result of an economic downturn, increases in costs including due to inflation or higher interest rates, or a decrease in IT spending by end-users. If we are unable to collect payments in a timely manner from our customers due to changes in financial or economic conditions, or for other reasons, and we are unable to collect under our credit insurance policies, we may write-off the amount due from the customers. These write-offs may result in credit insurance being more expensive and on terms that are less favorable to us and may negatively impact our ability to utilize accounts receivable-based financing. In addition, the failure of customers to pay within a specified time period after the date of an invoice could result in defaults under our accounts receivable securitization program. These circumstances could negatively impact our cash flow and liquidity position, or result in the cross-default to our other indebtedness and acceleration of the repayment of our indebtedness. Further, we are exposed to higher collection risk as we continue to expand internationally, where the payment cycles are generally longer and the credit rating process may not be as robust as in the United States, and where our access to accounts receivable financing is more limited.
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
We are from time to time involved in other litigation in the ordinary course of business which has and may include claims with respect to antitrust, mergers and acquisitions and other matters. In the ordinary course of business, we also receive inquiries from and have discussions with government entities regarding the compliance of our contracting and sales practices with laws and regulations. We may not be successful in defending these or other claims. Regardless of the outcome, litigation could result in substantial expense and could divert the efforts of our management. Allegations made in the course of regulatory or legal proceedings may also harm our reputation, regardless of whether there is merit to such claims. Furthermore, because litigation and the outcome of regulatory proceedings are inherently unpredictable, our business, financial condition or operating results could be materially affected by an unfavorable resolution of one or more of these proceedings, claims, demands or investigations. We do not expect that the ultimate resolution of these matters will have a material adverse effect on our consolidated financial position. However, the resolution of certain of these matters could be material to our operating results for any particular period. For further information regarding our current litigation matters, refer to Note 17 – Commitments and Contingencies, to the Consolidated Financial Statements in Item 8.
We have significant operations globally and any disruption in the operations of our facilities could harm our business and operating results.
Our worldwide operations could be subject to natural disasters, adverse weather conditions, global pandemics and other business disruptions, which could seriously harm our revenue and financial condition and increase our costs and expenses. We have significant operations in our facilities located in the Americas, Europe and APJ. Certain of our facilities, including our corporate headquarters locations in Clearwater, Florida and Fremont, California, are located in geographic areas that heighten our exposure to hurricanes, tropical storms, earthquakes and other severe weather events. Any prolonged disruption in the operations of our facilities, whether due to technical difficulties, power failures, break-ins, destruction, damage to, or prolonged closure of, the facilities as a result of a natural disaster, fire, pandemic or any other reason, could harm our operating results. If there are related disruptions in local or international supply chains, we may experience supply shortages or delays in receiving products from our OEM suppliers or experience other delays in shipping to our customers. If we are unable to fulfill customer requirements in a timely manner, this could harm our operating results. We currently have a disaster recovery plan and carry property damage and business interruption insurance; however, they may not be sufficient to compensate for losses that may occur.

A portion of our revenue is financed by floor plan financing companies and any termination or reduction in these financing arrangements could increase our financing costs and harm our business and operating results.
A portion of our product distribution revenue is financed by floor plan financing companies. Floor plan financing companies are engaged by our customers to finance, or floor, the purchase of products from us. In exchange for a fee that is either subsidized by our OEM suppliers or paid by us, we transfer the risk of loss on the sale of our products to the floor plan companies. These arrangements with financing companies allow our business to operate at much lower relative working capital levels than if such programs were not available. If these floor plan arrangements are terminated or substantially reduced, the need for more working capital and the increased financing cost could harm our business and operating results.
Risks Related to our Indebtedness
The terms of our debt arrangements impose restrictions on our ability to operate which in turn could negatively affect our ability to respond to business and market conditions and therefore could have an adverse effect on our business and operating results.
As of November 30, 2023, we had $4.1 billion in outstanding short and long-term borrowings under term loans, our Senior Notes, lines of credit, accounts receivable securitization programs and finance leases, excluding trade payables. The terms of one or more of the agreements under which this indebtedness was incurred may limit or restrict, among other things, our (or our subsidiaries', as applicable) ability to:
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
We and our subsidiaries may be able to incur significant additional indebtedness in the future. For example, as of November 30, 2023, we had access to $3.5 billion in unused commitments under the TD SYNNEX revolving credit facility (as defined below). If new debt is added to our current debt levels, the related risks that we now face could intensify. Although the TD SYNNEX Credit Agreement (as defined below) contains restrictions on the incurrence of additional indebtedness by our subsidiaries, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial.
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
Interest rates in the United States and other countries where we operate have increased and may continue to increase in the future. As a result, interest rates on the obligations under certain of our credit facilities, our and our subsidiaries’ respective accounts receivable securitization programs and debt facilities, or other variable rate debt incurrences or offerings could be higher than current levels. If interest rates increase, debt service obligations and our interest expense will increase even though the amount borrowed remains the same. Our net income and cash flows, including cash available for servicing indebtedness, will correspondingly decrease.
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
As of November 30, 2023, our executive officers, directors and principal stockholders owned approximately 43% of our outstanding common stock. In particular, Apollo Global Management, Inc. (“Apollo”) and its affiliates owned approximately 32% of our common stock.
Apollo is the private equity company that through its affiliates owned Tech Data prior to the Merger. As part of the Merger, 44 million shares of TD SYNNEX common stock were issued to Apollo. Additionally, the Company entered into an Investor Rights Agreement at the closing of the Merger, which provides that the board of directors be comprised of at least eleven directors, and that affiliates of Apollo have the right to nominate (i) up to four directors, if Apollo and its affiliates own 30% or more of the outstanding shares of TD SYNNEX common stock; (ii) up to three directors if Apollo and its affiliates own between 20% and 30% of the outstanding shares of TD SYNNEX common stock; (iii) up to two directors, if Apollo and its affiliates own between 10% and 20% of the outstanding shares of TD SYNNEX common stock; or (iv) up to one director, if Apollo and its affiliates own between 5% and 10% of the outstanding shares of TD SYNNEX common stock. As a result, Apollo is in a position to influence (subject to organizational documents and Delaware law) the composition of the Company’s board of directors and the outcome of corporate actions requiring stockholder approval, such as mergers, business combinations and dispositions of assets, among other corporate transactions. This concentration of investment and voting power could discourage others from initiating a potential merger, takeover or other change of control transaction that may otherwise be beneficial to TD SYNNEX and its stockholders, which could adversely affect the market price of TD SYNNEX common stock.
There could be potential conflicts of interest between us and MiTAC Holdings Corporation and its affiliates, which could affect our business and operating results.
As of November 30, 2023, MiTAC Holdings Corporation (“MiTAC Holdings”) and its affiliates owned approximately 9.3% of our common stock. MiTAC Holdings’ and its affiliates’ continuing beneficial ownership of our common stock could create conflicts of interest with respect to a variety of business matters. For example, we currently purchase inventories from MiTAC Holdings and its affiliates. Similar risks could exist as a result of Matthew F.C. Miau’s positions as our Chairman Emeritus, a member of our Board of Directors, the Chairman of MiTAC Holdings and as a director or officer of MiTAC Holdings’ affiliates. For fiscal year 2023, Mr. Miau received the same compensation as our independent directors. Mr. Miau’s compensation as one of our directors is based upon the approval of the Nominating and Corporate Governance Committee, which is solely composed of independent members of the Board of Directors. We also have adopted a policy requiring material transactions in which any of our directors has a potential conflict of interest to be approved by our Audit Committee, which is also composed of independent members of the Board of Directors.
Synnex Technology International Corp., or Synnex Technology International, a publicly-traded company based in Taiwan and affiliated with MiTAC Holdings, currently provides distribution and fulfillment services to various markets in Asia and Australia, and is also a competitor of ours. As of November 30, 2023, MiTAC Incorporated, a privately-held company based in Taiwan and a separate entity from MiTAC Holdings, directly and indirectly owned approximately 15.7% of Synnex Technology International and approximately 8.4% of MiTAC Holdings. As of November 30, 2023, MiTAC Holdings directly and indirectly owned 1.0% of Synnex Technology International. In addition, MiTAC Holdings directly and indirectly owned approximately 14.1% of MiTAC Incorporated and Synnex Technology International directly and indirectly owned approximately 18.4% of MiTAC Incorporated as of November 30, 2023. Synnex Technology International indirectly through its ownership of Peer Developments Limited owned approximately 3.9% of our outstanding common stock as of November 30, 2023. Neither MiTAC Holdings, nor Synnex Technology International is restricted from competing with us. In the future, we may increasingly compete with Synnex Technology International, particularly if our business in Asia expands or Synnex Technology International expands its business into geographies or customers we serve.
The future sale of a large number of shares by Apollo or MiTAC Holdings, including as the result of the exercise of registration rights, may adversely affect the market price of the Company’s common stock.
We have granted registration rights to Apollo pursuant to an Investors Rights Agreement dated September 1, 2021, and to MiTAC Holdings pursuant to a Letter Agreement dated September 3, 2021, that require us to register their shares for resale in certain circumstances. On January 30, 2023, we announced the closing of a secondary public offering (the "January Offering") of an aggregate of approximately 5.2 million shares of our common stock that were sold by certain entities managed by Apollo. Additionally, on October 10, 2023, we entered into an underwriting agreement relating to the secondary public offering (the "October Offering") of an aggregate of approximately 6.8 million shares sold by certain entities managed by affiliates of Apollo and certain entities affiliated with MiTAC Holdings Corporation (collectively, the "Selling Stockholders"). In addition, the Selling Stockholders granted the underwriters an option to purchase up to an additional 1,012,500 shares of our common stock. The October Offering was completed on October 13, 2023 and the underwriters exercised their option in full. We did not receive any of the proceeds from the sale of shares in the January Offering or the October Offering. Any additional future sales of a substantial number of shares of the Company’s common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. These sales, or the possibility of these sales, also may make it more difficult for us to sell equity securities in the future.
Risks Related to Our Industry
Volatility in the IT industry could have a material adverse effect on our business and operating results.
We have, in the past, experienced decreases in demand and we anticipate that the industries we operate in will be subject to a high degree of cyclicality in the future. Softening demand for our products and services caused by economic downturns and over-capacity may impact our revenue, as well the salability of inventory and collection of reseller and retail customer accounts receivable. In addition, if we are not able to adequately adapt to the emergence of new technology or customer demand, such as cloud-based IT infrastructure and technology-as-a-service, our future operating results could be adversely affected.

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
We could be negatively impacted by the widespread outbreak of an illness or any other communicable disease, such as the outbreak of COVID-19 that occurred during fiscal 2020, or any other public health crisis that results in economic and trade disruptions, including the disruption of global supply chains. The extent of the impact of any such public health crisis on our future operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, could depend on future developments, including the effect on our customers and demand for our products and services; our ability to sell and provide our products and services, including as a result of travel restrictions and people working remotely; the ability of our customers to pay for our solutions; any closures of our or our customers’ or partners’ offices and facilities; and the impact of governmental actions or mandates imposed in response to any such public health crisis, all of which are uncertain and cannot be predicted. An extended period of global supply chain and economic disruption could materially affect our business, our results of operations, our access to sources of liquidity, the carrying value of our goodwill and intangible assets, our financial condition and our stock price.
Changes in foreign currency exchange rates and limitations on the convertibility of foreign currencies could adversely affect our business and operating results.
Approximately 47%, 45% and 37% of our revenues in fiscal years 2023, 2022 and 2021, respectively, were generated outside the United States. Most of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. We presently have currency exposure arising from both sales and purchases denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. For example, if these foreign currencies appreciate against the U.S. dollar, it will be more expensive in terms of U.S. dollars to purchase inventory or pay expenses with foreign currencies. This could have a negative impact on us if revenue related to these purchases is transacted in U.S. dollars. In addition, currency devaluation can result in products that we purchase in U.S. dollars being relatively more expensive to procure than products manufactured locally. Furthermore, our local competitors in certain markets may have different purchasing models that provide them reduced foreign currency exposure compared to us. This may result in market pricing that we cannot meet without significantly lower profit on sales.
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
The translation of the financial statements of foreign operations into U.S. dollars is also impacted by fluctuations in foreign currency exchange rates, which may positively or negatively impact our results of operations. For example, in the past, several foreign currencies in which we transact business depreciated against the U.S. dollar, including the euro and the Japanese yen, which adversely affected the results of operations of our Europe and APJ segments in that year. In addition, the value of our equity investment in foreign countries may fluctuate based upon changes in foreign currency exchange rates. These fluctuations, which are recorded in a cumulative translation adjustment account, may result in losses in the event a foreign subsidiary is sold or closed at a time when the foreign currency is weaker than when we made investments in the country. The realization of any or all of these risks could have a significant adverse effect on our financial results.

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
The Organization for Economic Cooperation and Development has been working on the Base Erosion and Profit Shifting Project, which would grant additional taxing rights over profits earned by multinational enterprises to the countries in which their products are sold and services rendered. Rules adopted in response to this project would establish a global per-country minimum tax of 15%, and the European Union has approved a directive requiring members to adopt similar provisions into their respective domestic laws. These rules would become effective for fiscal years starting on or after December 31, 2023 (fiscal year 2025 for the Company). Significant details around the rules are still under formulation and the timing around enactment remains uncertain. Due to these new rules, our income tax expense could be unfavorably impacted as the legislation becomes effective in countries in which we conduct business. We will continue to monitor the pending legislation and implementation that follows by individual countries.

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
Our business is heavily dependent upon information technology networks and systems, including those of our vendors, suppliers and partners. Internal or external attacks on those networks and systems could disrupt our normal operations centers and impede our ability to provide critical products and services to our customers, subjecting us to liability under our contracts and damaging our reputation. Additionally, such attacks could compromise our, or our customers' or vendors', intellectual property or confidential information or result in fraud or other financial loss. For example, in July 2021, we announced publicly that a threat actor had gained access to our systems. That incident did not have a material impact to the business. In July 2022 and September 2023, we became aware that a sophisticated threat actor gained access to a portion of our networks and systems. After conducting a thorough review of those attacks with a leading third-party cybersecurity firm, we determined that those attacks did not have a material impact on us. Evidence indicates that the threat actor responsible for these incidents is related to, or the same as, the threat actor that previously gained unauthorized access to our systems in July 2021.
In response to these threats, we engaged in remedial and preventative actions to remove the threat actor and prevent further unauthorized access to our network, analyzed the information that the threat actors accessed, enhanced our data security and governance program, added additional protective security layers and are cooperating with law enforcement authorities. While we do not believe at this time that these cyber-attacks had a material impact on our systems or operations, should new or different information come to light establishing that the intrusions are broader than now known or if additional attacks occur, it could have a broader impact on our systems and operations, and we could incur significant costs in responding to such intrusions.
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
Worldwide economic conditions remain uncertain due to the persistence of inflation, elevated interest rates, market volatility as a result of political leadership in certain countries, including due to Russia's invasion of Ukraine, the Israel-Hamas War and other disruptions to global and regional economies and markets. External factors, such as potential terrorist attacks, acts of war, geopolitical and social turmoil or epidemics and other similar outbreaks in many parts of the world, could prevent or hinder our ability to do business, increase our costs and negatively affect our stock price. More generally, these geopolitical, social and economic conditions could result in increased volatility in the United States and worldwide financial markets and economies. For example, increased instability may enhance volatility in currency exchange rates, cause our customers or potential customers to delay or reduce spending on our products or services, and limit our suppliers’ access to credit. It could also adversely impact our ability to obtain adequate insurance at reasonable rates and may require us to incur increased costs for security measures for our domestic and international operations. We are predominantly uninsured for losses and interruptions caused by terrorism, acts of war and similar events. These uncertainties make it difficult for us and our suppliers and customers to accurately plan future business activities.
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
Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We completed an evaluation of the effectiveness of our internal control over financial reporting for fiscal year 2023, and we have an ongoing program to perform the system and process evaluation and testing necessary to continue to comply with these requirements. However, internal control over financial reporting has inherent limitations, including human error, the possibility that controls could be circumvented or become inadequate because of changed conditions, and fraud. Because of the inherent limitations, misstatements due to error or fraud may occur and may not always be prevented or timely detected. We expect to continue to incur significant expenses and to devote management resources to Section 404 compliance. In the event that our management or independent registered public accounting firm determines that there is a material weakness in our internal control over financial reporting, investor perceptions and our reputation may be adversely affected, and the market price of our stock could decline.
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
We occupy 168 facilities covering approximately 14.1 million square feet, including warehouse, logistics and administrative facilities. We own approximately 2.7 million square feet of property and lease the remainder. Our facilities are located in the following principal markets: the Americas – 55, Europe – 69 and APJ – 44.
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
On October 6, 2022, the appeals court issued a ruling that reduced the fine imposed on us from €76.1 million to €24.9 million. We continue to contest the arguments of the Competition Authority and have further appealed this matter. As a result of the appeals court ruling, we have determined that the best estimate of probable loss related to this matter as of November 30, 2023 is €24.9 million (approximately $27.3 million as of November 30, 2023), which was paid in full in fiscal year 2022. We decreased our accrual established for this matter by $10.8 million during fiscal year 2022 which was recorded in "Other (expense) income, net" in the Consolidated Statement of Operations. A civil lawsuit related to this matter, alleging anticompetitive actions in association with the established distribution networks for Apple, Tech Data and another distributor was filed by eBizcuss. We are currently evaluating this matter and cannot currently estimate the probability or amount of any potential loss.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock, par value $0.001, is traded on the New York Stock Exchange, or NYSE, under the symbol “SNX.”
As of January 17, 2024, our common stock was held by approximately 2,400 stockholders of record. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.
Stock Price Performance Graph
The stock price performance graph below, which assumes a $100 investment on November 30, 2018, compares our cumulative total stockholder return, the S&P Midcap 400 Index and Computer and Peripheral Equipment index for the period beginning November 30, 2018 through November 30, 2023. The Computer and Peripheral Equipment index is based on the Standard Industrial Classification Code 5045—Wholesale Computer and Computer Peripheral Equipment and Software. The closing price per share of our common stock was $98.64 on November 30, 2023. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG
TD SYNNEX CORPORATION,
S&P MIDCAP 400 AND COMPUTERS & PERIPHERAL EQUIPMENT
DOLLARS
$300
$250
$200
$150
$100
$50
$0
2018
2019
2020
2021
2022
2023
ASSUMES $100 INVESTED ON NOV. 30, 2018
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDED NOV. 30, 2023
TD SYNNEX Corporation
S&P Midcap 400 Index
Computers & Peripheral Equipment

	Fiscal Years Ended
	11/30/2018	11/30/2019	11/30/2020	11/30/2021	11/30/2022	11/30/2023
TD SYNNEX Corporation	$100.00	$154.40	$202.10	$269.70	$270.08	$264.11
S&P Midcap 400 Index	$100.00	$108.86	$119.42	$151.03	$146.07	$147.77
Computers and Peripheral Equipment	$100.00	$134.71	$225.64	$244.22	$192.94	$194.11

Securities Authorized for Issuance under Equity Compensation Plans
Information regarding the Securities Authorized for Issuance under Equity Compensation Plans can be found under Item 12 of this Report.
Dividends
We have a history of paying quarterly cash dividends. Dividends declared per share by fiscal quarter in 2023 and 2022 were as follows:

	Fiscal Years Ended November 30,
	2023	2022
First Quarter	$0.350	$0.300
Second Quarter	$0.350	$0.300
Third Quarter	$0.350	$0.300
Fourth Quarter	$0.350	$0.300
On January 9, 2024, the Company announced a cash dividend of $0.40 per share to stockholders of record as of January 19, 2024, payable on January 26, 2024. Dividends are subject to continued capital availability and the declaration by our Board of Directors in the best interest of our stockholders. The Company currently expects that comparable cash dividends will continue to be paid in the future.
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
On October 10, 2023, we announced the October Offering of an aggregate of 7.8 million shares (which includes approximately 1.0 million additional shares that underwriters had the option to purchase) of which approximately 6.8 million shares were sold by certain entities managed by Apollo Global Management, Inc. and 966 thousand shares were sold by certain entities affiliated with MiTAC Holdings Corporation. All of the shares in the October Offering were sold by the Selling Stockholders. We did not receive any of the proceeds from the sale of shares by the Selling Stockholders in the October Offering. Also pursuant to the related underwriting agreement, we repurchased 2.8 million shares from the underwriters as part of the October Offering, at a repurchase price of $95.5135 per share, resulting in a purchase price of approximately $262.7 million (the "Concurrent Share Repurchase"). The Concurrent Share Repurchase was made under our existing share repurchase program, and is included within the activity for the month of October shown in the table below.
The following table presents information with respect to purchases of common stock by the Company under the share repurchase program during the quarter ended November 30, 2023:

	Issuer Purchases of Equity Securities (amounts in thousands except per share amounts)
Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or program	Maximum dollar value of shares that may yet be purchased under the plans or program
September 1 - September 30, 2023	459	$100.45	459	$692,672
October 1 - October 31, 2023	3,081	95.10	3,081	399,625
November 1 - November 30, 2023	41	92.15	41	395,875
Total	3,581	$95.76	3,581
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
This section of the Form 10-K generally discusses fiscal 2023 and 2022 items and year-to-year comparisons between fiscal 2023 and 2022. Discussions of fiscal 2021 items and year-to-year comparisons between fiscal 2022 and 2021 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2022 filed with the SEC on January 24, 2023.
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
On March 22, 2021, we entered into an agreement and plan of merger (the “Merger Agreement”) which provided that legacy SYNNEX Corporation would acquire legacy Tech Data Corporation, a Florida corporation (“Tech Data”) through a series of mergers, which would result in Tech Data becoming an indirect subsidiary of TD SYNNEX Corporation (collectively, the "Merger"). On September 1, 2021, pursuant to the terms of the Merger Agreement, we acquired all the outstanding shares of common stock of Tiger Parent (AP) Corporation, the parent corporation of Tech Data, for consideration of $1.6 billion in cash ($1.1 billion in cash after giving effect to a $500.0 million equity contribution by Tiger Parent Holdings, L.P., Tiger Parent (AP) Corporation’s sole stockholder and an affiliate of Apollo Global Management, Inc., to Tiger Parent (AP) Corporation prior to the effective time of the Merger) and 44 million shares of common stock of SYNNEX, valued at approximately $5.6 billion. See Note 3 - Acquisitions to the Consolidated Financial Statements for further information.
Economic and Industry Trends
We are highly dependent on the end-market demand for IT products, and on our partners' strategic initiatives and business models. This end-market demand is influenced by many factors including the introduction of new IT products and software by OEM suppliers, replacement cycles for existing IT products, trends toward cloud computing, overall economic growth and general business activity. A difficult and challenging economic environment due to the continued persistence of inflation, elevated interest rates, and market volatility as a result of military conflicts in certain countries may also lead to consolidation or decline in the IT distribution industry and increased price-based competition. Our results in fiscal 2023 were also negatively impacted by post-pandemic declines in demand for personal computing ecosystem products. Our systems design and integration solutions business is highly dependent on the demand for cloud infrastructure, and the number of key customers and suppliers in the market. Our business includes operations in the Americas, Europe and APJ, so we are affected by demand for our products in those regions, as well as the impact of fluctuations in foreign currency exchange rates compared to the U.S. dollar.
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

Results of Operations
The following table sets forth, for the indicated periods, data as percentages of total revenue:

	Fiscal Years Ended November 30,
Consolidated Statements of Operations Data:	2023	2022
Revenue	100.00%	100.00%
Cost of revenue	(93.13)%	(93.74)%
Gross profit	6.87%	6.26%
Selling, general and administrative expenses	(4.64)%	(4.21)%
Acquisition, integration and restructuring costs	(0.36)%	(0.36)%
Operating income	1.87%	1.69%
Interest expense and finance charges, net	(0.50)%	(0.36)%
Other (expense) income, net	0.00%	0.00%
Income before income taxes	1.37%	1.33%
Provision for income taxes	(0.28)%	(0.29)%
Net income	1.09%	1.04%

Certain Non-GAAP Financial Information
In addition to disclosing financial results that are determined in accordance with GAAP, we also disclose certain non-GAAP financial information, including:
•Revenue in constant currency, which is revenue adjusted for the translation effect of foreign currencies so that certain financial results can be viewed without the impact of fluctuations in foreign currency exchange rates, thereby facilitating period-to-period comparisons of our business performance. Revenue in constant currency is calculated by translating the revenue for the fiscal year ended November 30, 2023 in the billing currency using the comparable prior period currency conversion rate. Generally, when the dollar either strengthens or weakens against other currencies, the growth at constant currency rates will be higher or lower than growth reported at actual exchange rates.
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
Share-based compensation expense is a non-cash expense arising from the grant of equity awards to employees and non-employee members of our Board of Directors based on the estimated fair value of those awards. Although share-based compensation is an important aspect of the compensation of our employees, the fair value of the share-based awards may bear little resemblance to the actual value realized upon the vesting or future exercise of the related share-based awards and the expense can vary significantly between periods as a result of the timing of grants of new stock-based awards, including grants in connection with acquisitions. Given the variety and timing of awards and the subjective assumptions that are necessary when calculating share-based compensation expense, we believe this additional information allows investors to make additional comparisons between our operating results from period to period.
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
Legal settlements and other litigation, net includes a benefit recorded in other (expense) income, net during the fourth quarter of fiscal 2022 resulting from a decrease in our accrual for a legal matter in France. For further discussion of this legal matter, please refer to Note 17 - Commitments and Contingencies to the Consolidated Financial Statements included in Part II, Item 8 of this report.
In connection with the Merger, we restructured our foreign financing structure, as well as select legal entities in anticipation of legally integrating legacy Tech Data and SYNNEX foreign operations. In addition to the treasury efficiencies, these restructurings resulted in a one-time domestic capital loss which would offset certain domestic capital gains when carried back under United States tax law, resulting in an income tax capital loss carryback benefit.
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

Fiscal Years Ended November 30, 2023 and 2022:
Revenue
The following table summarizes our revenue and change in revenue by segment for the fiscal years ended November 30, 2023 and 2022:

	Fiscal Years Ended November 30,		Percent Change
	2023	2022	2023 to 2022
Revenue in constant currency	(in thousands)
Consolidated
Revenue	$57,555,416	$62,343,810	(7.7)%
Impact of changes in foreign currencies	99,152	—
Revenue in constant currency	$57,654,568	$62,343,810	(7.5)%

Americas
Revenue	$34,573,859	$38,791,102	(10.9)%
Impact of changes in foreign currencies	148,146	—
Revenue in constant currency	$34,722,005	$38,791,102	(10.5)%

Europe
Revenue	$19,422,297	$20,289,211	(4.3)%
Impact of changes in foreign currencies	(168,747)	—
Revenue in constant currency	$19,253,550	$20,289,211	(5.1)%

APJ
Revenue	$3,559,260	$3,263,497	9.1%
Impact of changes in foreign currencies	119,753	—
Revenue in constant currency	$3,679,013	$3,263,497	12.7%

Consolidated Commentary
During the fiscal year ended November 30, 2023, consolidated revenue decreased by $4.8 billion and consolidated revenue in constant currency decreased by $4.7 billion, as compared to the prior fiscal year. The decreases are primarily driven by a decline in our Endpoint Solutions portfolio as the industry experienced a post-pandemic decline in demand for personal computer ecosystem products, partially offset by growth in our Advanced Solutions portfolio. A greater percentage of our revenue was presented on a net basis due to changes in product mix, which negatively impacted our revenue growth by approximately 4%.
Americas Commentary
During the fiscal year ended November 30, 2023, Americas revenue decreased by $4.2 billion and Americas revenue in constant currency decreased by $4.1 billion, as compared to the prior fiscal year. The decreases are primarily due to a decline in our Endpoint Solutions portfolio in the region as the industry experienced a post-pandemic decline in demand for personal computer ecosystem products, partially offset by growth in our Advanced Solutions portfolio. A greater percentage of our revenue was presented on a net basis due to changes in product mix, which negatively impacted our revenue growth by approximately 5%.

Europe Commentary
During the fiscal year ended November 30, 2023, Europe revenue decreased by $866.9 million and Europe revenue in constant currency decreased by $1.0 billion, as compared to the prior fiscal year. The decreases are primarily driven by a decline in our Endpoint Solutions portfolio as the industry experienced a post-pandemic decline in demand for personal computer ecosystem products, partially offset by growth in our Advanced Solutions portfolio. A greater percentage of our revenue was presented on a net basis, which negatively impacted our revenue growth by approximately 4%. The impact of changes in foreign currencies is primarily due to the strengthening of the euro against the U.S. dollar.
APJ Commentary
During the fiscal year ended November 30, 2023, APJ revenue increased by $295.8 million and APJ revenue in constant currency increased by $415.5 million, as compared to the prior fiscal year. The increases are primarily driven by high-growth technologies and our Advanced Solutions portfolio. The impact of changes in foreign currencies is primarily due to the weakening of the Japanese yen against the U.S. dollar.
Gross Profit

	Fiscal Years Ended November 30,		Percent Change
	2023	2022	2023 to 2022
Gross Profit and Gross Margin - Consolidated	(in thousands)
Revenue	$57,555,416	$62,343,810	(7.7)%

Gross profit	$3,956,829	$3,900,199	1.5%
Purchase accounting adjustments	15,047	96,128
Non-GAAP gross profit	$3,971,876	$3,996,327	(0.6)%

GAAP gross margin	6.87%	6.26%
Non-GAAP gross margin	6.90%	6.41%
Our gross margin is affected by a variety of factors, including competition, selling prices, mix of products, the percentage of revenue that is presented on a net basis, product costs along with rebate and discount programs from our suppliers, reserves or settlement adjustments, freight costs, inventory losses and fluctuations in revenue.
Our gross profit increased during the fiscal year ended November 30, 2023, as compared to the prior fiscal year, primarily due to the impact of lower purchase accounting adjustments related to the Merger and our improved gross margin, partially offset by the impact of a decline in revenue in our Endpoint Solutions portfolio. Our gross margin increased during the fiscal year ended November 30, 2023, as compared to the prior fiscal year, primarily due to product mix, including an increase in revenue in our Advanced Solutions portfolio and margin expansion in high-growth technologies, as well as the impact of lower purchase accounting adjustments related to the Merger. A greater percentage of our revenue was presented on a net basis due to changes in product mix, which positively impacted our gross margin by approximately 24 basis points.
Our non-GAAP gross profit decreased during the fiscal year ended November 30, 2023, as compared to the prior fiscal year, primarily due to the impact of a decline in revenue in our Endpoint Solutions portfolio, partially offset by our improved gross margin. Our non-GAAP gross margin increased during the fiscal year ended November 30, 2023, as compared to the prior fiscal year, primarily due to product mix, including an increase in revenue in our Advanced Solutions portfolio and margin expansion in high-growth technologies.
Selling, General and Administrative Expenses

	Fiscal Years Ended November 30,		Percent Change
	2023	2022	2023 to 2022
	(in thousands)
Selling, general and administrative expenses	$2,672,562	$2,627,007	1.7%
Percentage of revenue	4.64%	4.21%

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
Selling, general and administrative expenses increased in fiscal year 2023, compared to fiscal year 2022, primarily due to higher personnel costs. Selling, general and administrative expenses increased as a percentage of revenue, compared to the prior year period, primarily due to a decrease in revenue in our Endpoint Solutions portfolio and higher personnel costs. A greater percentage of our revenue was presented on a net basis due to changes in product mix, which contributed to the increase in selling, general and administrative expenses as a percentage of revenue by approximately 17 basis points.
Acquisition, Integration and Restructuring Costs
Acquisition, integration and restructuring costs are primarily comprised of costs related to the Merger and costs related to the Global Business Optimization 2 Program initiated by Tech Data prior to the Merger (the “GBO 2 Program”).
The Merger
We incurred acquisition, integration and restructuring costs related to the completion of the Merger, including professional services costs, personnel and other costs, long-lived assets charges and termination fees and stock-based compensation expense. Professional services costs are primarily comprised of IT and other consulting services, as well as legal expenses. Personnel and other costs are primarily comprised of costs related to retention and other bonuses, severance and duplicative labor costs. Long-lived asset charges and termination fees include accelerated depreciation and amortization expense of $17.4 million and $64.4 million during fiscal years 2023 and 2022, respectively, due to changes in asset useful lives in conjunction with the consolidation of certain IT systems. Long-lived asset charges and termination fees also include $24.4 million recorded during fiscal year 2023 for termination fees related to certain IT systems, along with $4.7 million recorded during fiscal year 2022 for impairment charges. Stock-based compensation expense primarily relates to costs associated with the conversion of certain Tech Data performance-based equity awards issued prior to the Merger into restricted shares of TD SYNNEX (refer to Note 5 – Share-Based Compensation to the Consolidated Financial Statements for further information) and expenses for certain restricted stock awards issued in conjunction with the Merger.
In July 2023, we offered a voluntary severance program ("VSP") to certain co-workers in the United States as part of our cost optimization efforts related to the Merger. We incurred $52.1 million of costs in connection with the VSP during the fiscal year ended November 30, 2023, including $42.3 million of severance costs and $9.8 million of duplicative labor costs.
During the fiscal years ended November 30, 2023 and 2022, acquisition and integration expenses related to the Merger were composed of the following:

	Fiscal Years Ended November 30,
	2023	2022
	(in thousands)
Professional services costs	$20,775	$29,352
Personnel and other costs	46,464	40,220
Long-lived assets charges and termination fees	41,812	69,053
Stock-based compensation	35,709	52,171
Voluntary severance program costs	52,091	—
Total	$196,851	$190,796
During fiscal 2023, acquisition and integration expenses related to the Merger increased, compared to the prior year period, primarily due to costs incurred related to the VSP, partially offset by the decline in long-lived assets charges and termination fees and a decrease in stock-based compensation expense.

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
We incurred acquisition, integration, and restructuring costs under the GBO 2 Program of $9.4 million and $31.5 million during the fiscal years ended November 30, 2023 and 2022, respectively. During fiscal 2023, restructuring costs under the GBO 2 Program decreased, compared to the prior year period, due to the wind-down of activities as the program was completed as of November 30, 2023.
Operating Income
The following tables provide an analysis of operating income and non-GAAP operating income on a consolidated and regional basis as well as a reconciliation of operating income to non-GAAP operating income on a consolidated and regional basis for the fiscal years ended November 30, 2023 and 2022:

	Fiscal Years Ended November 30,		Percent Change
	2023	2022	2023 to 2022
Operating Income and Operating Margin - Consolidated	(in thousands)
Revenue	$57,555,416	$62,343,810

Operating income	$1,078,032	$1,050,873	2.6%
Acquisition, integration and restructuring costs	206,235	222,319
Amortization of intangibles	293,737	299,162
Share-based compensation	49,273	38,994
Purchase accounting adjustments	15,047	112,691
Non-GAAP operating income	$1,642,324	$1,724,039	(4.7)%

Operating margin	1.87%	1.69%
Non-GAAP operating margin	2.85%	2.77%
Consolidated operating income increased during the fiscal year ended November 30, 2023, compared to the prior fiscal year, primarily due to a decrease in purchase accounting adjustments related to the Merger and an improvement in gross margin due to product mix, including an increase in revenue in our Advanced Solutions portfolio and margin expansion in high-growth technologies, partially offset by the decline in revenues in our Endpoint Solutions portfolio and higher personnel costs.
Consolidated operating margin increased during the fiscal year ended November 30, 2023, compared to the prior fiscal year, primarily due to a decrease in purchase accounting adjustments related to the Merger and an improvement in gross margin due to product mix, partially offset by higher selling, general and administrative expenses as a percentage of revenue due to the decrease in revenues in our Endpoint Solutions portfolio and higher personnel costs.
Consolidated non-GAAP operating income decreased during the fiscal year ended November 30, 2023, compared to the prior fiscal year, primarily due to the decrease in revenue in our Endpoint Solutions portfolio and higher personnel costs, partially offset by an increase in gross margin due to product mix, including an increase in revenue in our Advanced Solutions portfolio and margin expansion in high-growth technologies.
Consolidated non-GAAP operating margin increased during the fiscal year ended November 30, 2023, compared to the prior fiscal year, primarily due to an increase in gross margin due to product mix, partially offset by higher selling, general and administrative expenses as a percentage of revenue due to the decrease in revenues in our Endpoint Solutions portfolio and higher personnel costs.

	Fiscal Years Ended November 30,		Percent Change
	2023	2022	2023 to 2022
Operating Income and Operating Margin - Americas	(in thousands)
Revenue	$34,573,859	$38,791,102

Operating income	$736,605	$734,103	0.3%
Acquisition, integration and restructuring costs	165,845	137,055
Amortization of intangibles	169,569	175,371
Share-based compensation	35,955	29,717
Purchase accounting adjustments	—	65,117
Non-GAAP operating income	$1,107,974	$1,141,363	(2.9)%

GAAP operating margin	2.13%	1.89%
Non-GAAP operating margin	3.20%	2.94%
Americas operating income was flat during the fiscal year ended November 30, 2023, compared to the prior fiscal year, primarily due to increased gross margin in the region due to product mix, including an increase in revenue in our Advanced Solutions portfolio and margin expansion in high-growth technologies, and a decrease in purchase accounting adjustments related to the Merger, offset by the decrease in revenue in our Endpoint Solutions portfolio and costs incurred related to the VSP.
Americas operating margin increased during the fiscal year ended November 30, 2023, compared to the prior fiscal year, primarily due to increased gross margin in the region due to product mix and a decrease in purchase accounting adjustments related to the Merger, partially offset by higher selling, general and administrative expenses as a percentage of revenue due to the decrease in revenues in our Endpoint Solutions portfolio and costs incurred related to the VSP.
Americas non-GAAP operating income decreased during the fiscal year ended November 30, 2023, compared to the prior fiscal year, primarily due to the decrease in revenue in our Endpoint Solutions portfolio, partially offset by increased gross margin in the region due to product mix, including an increase in revenue in our Advanced Solutions portfolio and margin expansion in high-growth technologies.
Americas non-GAAP operating margin increased during the fiscal year ended November 30, 2023, compared to the prior fiscal year, primarily due to increased gross margin in the region due to product mix, partially offset by higher selling, general and administrative expenses as a percentage of revenue due to the decrease in revenues.

	Fiscal Years Ended November 30,		Percent Change
	2023	2022	2023 vs. 2022
Operating Income and Operating Margin - Europe	(in thousands)
Revenue	$19,422,297	$20,289,211

Operating income	$236,477	$227,249	4.1%
Acquisition, integration and restructuring costs	37,091	76,634
Amortization of intangibles	121,680	121,220
Share-based compensation	11,255	7,906
Purchase accounting adjustments	15,047	47,574
Non-GAAP operating income	$421,550	$480,583	(12.3)%

GAAP operating margin	1.22%	1.12%
Non-GAAP operating margin	2.17%	2.37%
Europe operating income and operating margin increased during the fiscal year ended November 30, 2023, compared to the prior fiscal year, primarily due to an increase in gross margin in the region due to product mix, a decrease in purchase accounting adjustments related to the Merger, and a decrease in acquisition, integration, and restructuring costs, partially offset by the impact of the decline in revenues in our Endpoint Solutions portfolio and an increase in personnel costs.
Europe non-GAAP operating income and non-GAAP operating margin decreased during the fiscal year ended November 30, 2023, compared to the prior fiscal year, primarily due to the impact of the decline in revenues in our Endpoint Solutions portfolio and an increase in personnel costs, partially offset by an increase in gross margin in the region due to product mix.

	Fiscal Years Ended November 30,		Percent Change
	2023	2022	2023 vs. 2022
Operating Income and Operating Margin - APJ	(in thousands)
Revenue	$3,559,260	$3,263,497

Operating income	$104,950	$89,521	17.2%
Acquisition, integration and restructuring costs	3,299	8,630
Amortization of intangibles	2,488	2,571
Share-based compensation	2,063	1,371
Non-GAAP operating income	$112,800	$102,093	10.5%

GAAP operating margin	2.95%	2.74%
Non-GAAP operating margin	3.17%	3.13%
APJ operating income and non-GAAP operating income increased during the fiscal year ended November 30, 2023, compared to the prior fiscal year, primarily due to increased sales in the region due to high-growth technologies and our Advanced Solutions portfolio partially offset by higher personnel costs. APJ operating margin and non-GAAP operating margin were relatively flat, compared to the prior fiscal year.

Interest Expense and Finance Charges, Net

	Fiscal Years Ended November 30,		Percent Change
	2023	2022	2023 vs. 2022
	(in thousands)
Interest expense and finance charges, net	$288,318	$222,578	29.5%
Percentage of revenue	0.50%	0.36%
Amounts recorded in interest expense and finance charges, net, consist primarily of interest expense on our Senior Notes, our lines of credit, our term loans and our accounts receivable securitization facilities, and fees associated with the sale of accounts receivable, partially offset by income earned on our cash investments.
Our interest expense and finance charges net, increased during fiscal year 2023, compared to fiscal year 2022, primarily due to higher average interest rates, along with increased costs associated with the sale of accounts receivable due to higher discount fees, which totaled $51.1 million and $26.2 million during the fiscal years ended November 30, 2023 and 2022, respectively.
Other Expense, Net

	Fiscal Years Ended November 30,		Percent Change
	2023	2022	2023 vs. 2022
	(in thousands)
Other expense, net	$206	$1,165	(82.3)%
Percentage of revenue	0.00%	0.00%
Amounts recorded as other expense, net include foreign currency transaction gains and losses on certain financing transactions and the related derivative instruments used to hedge such financing transactions, the cost of hedging, investment gains and losses, and other non-operating gains and losses, such as settlements received from class action lawsuits.
During fiscal year 2023, our other expense, net was relatively flat, compared to fiscal year 2022. Fiscal year 2023 activity was driven primarily by foreign currency hedging costs, partially offset by legal settlements received. Fiscal year 2022 activity was driven primarily by foreign currency hedging costs, partially offset by a decrease in our accrual for a legal matter in France of $10.8 million. For further discussion of this legal matter in France, please refer to Note 17 - Commitments and Contingencies to the Consolidated Financial Statements included in Part II, Item 8 of this Report.
Provision for Income Taxes

	Fiscal Years Ended November 30,		Percent Change
	2023	2022	2023 vs. 2022
	(in thousands)
Provision for income taxes	$162,597	$175,823	(7.5)%
Percentage of income before income taxes	20.59%	21.26%
Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions.
Our income tax expense decreased during the fiscal year ended November 30, 2023, as compared to the prior fiscal year, primarily due to lower income during the period along with a lower effective tax rate. The effective tax rate for fiscal year 2023 was lower when compared to the prior fiscal year primarily due to the utilization of tax credits earned in certain jurisdictions and the relative mix of earnings and losses within the taxing jurisdictions in which we operate, partially offset by a tax benefit recorded in the prior year related to a capital loss carryback.

Net Income and Diluted EPS
The following tables present net income and diluted EPS as well as a reconciliation of our most comparable GAAP measures to the related non-GAAP measures presented:

	Fiscal Years Ended November 30,
	2023	2022
Net Income- Consolidated	(in thousands)
Net Income	$626,911	$651,307
Acquisition, integration and restructuring costs	213,585	231,008
Amortization of intangibles	293,737	299,162
Share-based compensation	49,273	38,994
Purchase accounting adjustments	15,047	112,691
Legal settlements and other litigation, net	—	(10,792)
Income taxes related to above	(144,994)	(166,129)
Income tax capital loss carryback benefit	—	(8,299)
Non-GAAP net income	$1,053,559	$1,147,942

	Fiscal Years Ended November 30,
	2023	2022
Diluted Earnings Per Common Share
Diluted EPS(1)	$6.70	$6.77
Acquisition, integration and restructuring costs	2.28	2.40
Amortization of intangibles	3.14	3.11
Share-based compensation	0.53	0.41
Purchase accounting adjustments	0.16	1.17
Legal settlements and other litigation, net	—	(0.11)
Income taxes related to above	(1.55)	(1.73)
Income tax capital loss carryback benefit	—	(0.09)
Non-GAAP diluted EPS	$11.26	$11.94
_________________________
(1) Diluted EPS is calculated using the two-class method. Unvested restricted stock awards granted to employees are considered participating securities. For purposes of calculating Diluted EPS, net income allocated to participating securities was approximately 0.8% and 0.7% of net income for the fiscal years ended November 30, 2023 and 2022, respectively.

Liquidity and Capital Resources
Cash Conversion Cycle

		Three Months Ended
		November 30, 2023	November 30, 2022
		(in thousands)
Days sales outstanding ("DSO")
Revenue	(a)	$14,407,306	$16,247,957
Accounts receivable, net	(b)	10,297,814	9,420,999
Days sales outstanding	(c) = ((b)/(a))*the number of days during the period	65	53

Days inventory outstanding ("DIO")
Cost of revenue	(d)	$13,388,727	$15,188,238
Inventories	(e)	7,146,274	9,066,620
Days inventory outstanding	(f) = ((e)/(d))*the number of days during the period	49	54

Days payable outstanding ("DPO")
Cost of revenue	(g)	$13,388,727	$15,188,238
Accounts payable	(h)	13,347,281	13,988,980
Days payable outstanding	(i) = ((h)/(g))*the number of days during the period	91	84

Cash conversion cycle ("CCC")	(j) = (c)+(f)-(i)	23	23
Cash Flows
Our business is working capital intensive. Our working capital needs are primarily to finance accounts receivable and inventory. We rely heavily on term loans, sales of accounts receivable, our securitization program, our revolver programs and net trade credit from vendors for our working capital needs. We have financed our growth and cash needs to date primarily through cash generated from operations and financing activities. As a general rule, when sales volumes are increasing, our net investment in working capital dollars typically increases, which generally results in decreased cash flow generated from operating activities. Conversely, when sales volumes decrease, our net investment in working capital dollars typically decreases, which generally results in increases in cash flows generated from operating activities. We calculate CCC as days of the last fiscal quarter’s revenue outstanding in accounts receivable plus days of supply on hand in inventory, less days of the last fiscal quarter’s cost of revenue outstanding in accounts payable. Our CCC was 23 days at the end of fiscal year 2023, which remained flat, as compared to fiscal year 2022, as our net working capital balances declined on a consistent basis with the decrease in revenues in the current quarter as compared to prior periods.
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
Operating Activities
Net cash provided by operating activities was $1.4 billion during fiscal year 2023 compared to net cash used in operating activities of $49.6 million during fiscal year 2022. The increase in cash provided by operating activities was primarily due to favorable changes in working capital driven by the change in inventories. In fiscal year 2022, our inventory increased to support growth in our business in comparison to a decline in our inventory during fiscal year 2023. The favorable change in inventory was partially offset by a corresponding unfavorable change in accounts payable.

Investing Activities
Net cash used in investing activities was $156.4 million and $115.5 million during fiscal years 2023 and 2022, respectively. The increase as compared to fiscal year 2022 is primarily due to an increase in integration related capital expenditures due to the Merger.
Financing Activities
Net cash used in financing activities was $785.9 million and $275.6 million during fiscal years 2023 and 2022, respectively. The increase as compared to fiscal year 2022 is primarily due to an increase in share repurchases under the share repurchase program, which totaled $620.7 million for fiscal year 2023 as compared to $125.0 million for fiscal year 2022. In addition, we paid stockholder dividends of $130.4 million and $114.9 million during fiscal years 2023 and 2022, respectively.
We believe our current cash balances, cash flows from operations and credit availability are sufficient to support our operating activities for at least the next twelve months.
Capital Resources
Our cash and cash equivalents totaled $1.0 billion and $522.6 million as of November 30, 2023 and 2022, respectively. Our cash and cash equivalents held by international subsidiaries are no longer subject to U.S. federal tax on repatriation into the United States. Repatriation of some foreign balances is restricted by local laws. If in the future we repatriate foreign cash back to the United States, we will report in our Consolidated Financial Statements the impact of state and withholding taxes depending upon the planned timing and manner of such repatriation. Presently, we believe we have sufficient resources, cash flow and liquidity within the United States to fund current and expected future working capital, investment and other general corporate funding requirements.
We believe that our available cash and cash equivalents balances, cash flows from operations and our existing sources of liquidity, including available capacity under our borrowing facilities, will be sufficient to enable the repayment of $700.0 million of our Senior Notes due in August 2024 and satisfy our current and planned working capital and investment needs, for the next twelve months in all geographies. We also believe that our longer-term working capital, planned capital expenditures, anticipated stock repurchases, dividend payments and other general corporate funding requirements will be satisfied through cash flows from operations and, to the extent necessary, from our borrowing facilities and future financial market activities.
Credit Facilities and Borrowings
In the United States, we have an accounts receivable securitization program to provide additional capital for our operations (the "U.S. AR Arrangement"). Under the terms of the U.S. AR Arrangement, we and our subsidiaries that are party to the U.S. AR Arrangement can borrow up to a maximum of $1.5 billion based upon eligible trade accounts receivable. The U.S. AR Arrangement, as amended December 11, 2023, has a maturity date of December 2025. We also have a credit agreement, dated as of April 16, 2021 and amended May 22, 2023 (as amended, the "TD SYNNEX Credit Agreement"), pursuant to which we received commitments for the extension of a senior unsecured revolving credit facility not to exceed an aggregate principal amount of $3.5 billion, which revolving credit facility (the "TD SYNNEX revolving credit facility") may, at our request but subject to the lenders' discretion, potentially be increased by up to an aggregate amount of $500.0 million. The TD SYNNEX Credit Agreement also includes a $1.5 billion term loan facility that was fully funded in connection with the Merger. The TD SYNNEX Credit Agreement has a maturity date of September 2026 and, in the case of the TD SYNNEX revolving credit facility, subject to two one-year extensions upon our prior notice to the lenders and the agreement of the lenders to extend such maturity date. The outstanding amount of our borrowings under the U.S. AR Arrangement and the TD SYNNEX revolving credit facility may fluctuate in response to changes in our working capital and other liquidity requirements. There were no amounts outstanding under the U.S. AR Arrangement or the TD SYNNEX revolving credit facility at November 30, 2023 and 2022.

We have various other committed and uncommitted lines of credit with financial institutions, finance leases, short-term loans, term loans, credit facilities and book overdraft facilities, totaling approximately $583.1 million in borrowing capacity as of November 30, 2023. Our borrowings on these facilities vary within the period primarily based on changes in our working capital. There was $208.7 million outstanding on these facilities at November 30, 2023, at a weighted average interest rate of 7.52%, and there was $193.1 million outstanding at November 30, 2022, at a weighted average interest rate of 4.69%.
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
We had total outstanding borrowings of approximately $4.1 billion as of November 30, 2023 and 2022. Our outstanding borrowings include Senior Notes of $2.5 billion at November 30, 2023 and 2022, and term loans under the term loan facility of the TD SYNNEX Credit Agreement of approximately $1.3 billion and $1.4 billion at November 30, 2023 and 2022, respectively. For additional information on our borrowings, see Note 11 - Borrowings to the Consolidated Financial Statements included in Part II, Item 8 of this Report.
Accounts Receivable Purchase Agreements
We have uncommitted supply-chain financing programs under which trade accounts receivable owed by certain customers may be acquired, without recourse, by certain financial institutions. Available capacity under these programs is dependent upon the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. In addition, certain of these programs also require that we continue to service, administer and collect the sold accounts receivable. At November 30, 2023 and 2022, we had a total of $864.6 million and $1.4 billion, respectively, of trade accounts receivable sold to and held by financial institutions under these programs. Discount fees for these programs in the years ended November 30, 2023 and 2022 totaled $51.1 million and $26.2 million, respectively.
Share Repurchase Program
In June 2020, the Board of Directors authorized a three-year $400.0 million share repurchase program, effective July 1, 2020. In January 2023, the Board of Directors authorized a new three-year $1.0 billion share repurchase program, replacing the existing $400.0 million share repurchase program, pursuant to which we may repurchase our outstanding common stock from time to time in the open market or through privately negotiated transactions. We repurchased 6.5 million shares of common stock for $620.7 million and 1.3 million shares of common stock for $125.0 million in fiscal 2023 and 2022, respectively. As of November 30, 2023, we had $395.9 million available for future repurchases of our common stock. For additional information on our share repurchase program, see Note 6 - Stockholders' Equity to the Consolidated Financial Statements included in Part II, Item 8 of this Report.
Covenant Compliance
Our credit facilities have a number of covenants and restrictions that require us to maintain specified financial ratios. They also limit our (or our subsidiaries', as applicable) ability to incur additional debt or liens, enter into agreements with affiliates, modify the nature of our business, and merge or consolidate. As of November 30, 2023, we were in compliance with the financial covenant requirements for the above arrangements.
Contractual Obligations
We are contingently liable under agreements, without expiration dates, to repurchase repossessed inventory acquired by flooring companies as a result of default on floor plan financing arrangements by our customers. There have been no material repurchases through November 30, 2023 under these agreements and we are not aware of any pending customer defaults or repossession obligations. As we do not have access to information regarding the amount of inventory purchased from us still on hand with the customer at any point in time, our repurchase obligations relating to inventory cannot be reasonably estimated.

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
Revenue Recognition
We generate revenue primarily from the sale of various IT products.
We recognize revenues from the sale of IT hardware and software as control is transferred to customers, which is at the point in time when the product is shipped or delivered. We account for a contract with a customer when it has written approval, the contract is committed, the rights of the parties, including payment terms, are identified, the contract has commercial substance and consideration is probable of collection. Binding purchase orders from customers together with agreement to our terms and conditions of sale by way of an executed agreement or other signed documents are considered to be the contract with a customer. Products sold by us are delivered via shipment from our facilities, drop-shipment directly from the vendor, or by electronic delivery of software products. In situations where arrangements include customer acceptance provisions, revenue is recognized when we can objectively verify the products comply with specifications underlying acceptance and the customer has control of the products. Revenue is presented net of taxes collected from customers and remitted to government authorities. We generally invoice a customer upon shipment, or in accordance with specific contractual provisions. Payments are due as per contract terms and do not contain a significant financing component. In relation to product support, supply chain management and other services that we perform, revenue is recognized over time as the services are performed. Service revenues represents less than 10% of the total revenue for the periods presented.
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
We recognize revenue on a net basis on certain contracts, where our performance obligation is to arrange for the products or services to be provided by another party or the rendering of logistics services for the delivery of inventory for which we do not assume the risks and rewards of ownership, by recognizing the margins earned in revenue with no associated cost of revenue. Such arrangements include supplier service contracts, post-contract software support services, cloud computing and software as a service arrangements, certain fulfillment contracts, extended warranty contracts and certain of our systems design and integration solutions arrangements which operate under a customer-owned procurement model.
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
We performed our annual goodwill impairment test as of September 1, 2023 as a qualitative assessment, and determined that for all reporting units, it was not more likely than not that the fair value of the reporting unit was less than its carrying value.
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

Related Party Transactions
For a summary of related party transactions, see Note 13 - Related Party Transactions to the Consolidated Financial Statements included in Part II, Item 8 of this Report.
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
In order to provide an assessment of our foreign currency exchange rate risk, we performed an analysis using a value-at-risk (“VaR”) model. The VaR model uses a Monte Carlo simulation to generate 1,000 random market price paths. The VaR model determines the potential impact of the fluctuation in foreign exchange rates assuming a one-day holding period, normal market conditions and a 95% confidence level. The model is not intended to represent actual losses but is used as a risk estimation and management tool. Firm commitments, assets and liabilities denominated in foreign currencies were excluded from the model. The estimated maximum potential one-day loss in fair value, calculated using the VaR model, would be approximately $3.6 million and $7.4 million at November 30, 2023 and 2022, respectively. We believe that the hypothetical loss in fair value of our foreign exchange derivatives would be offset by the gains in the value of the underlying transactions being hedged. Actual future gains and losses associated with our derivative positions may differ materially from the analyses performed as of November 30, 2023, due to the inherent limitations associated with predicting the changes in foreign currency exchange rates and our actual exposures and positions.
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
Certain of our borrowing facilities and our securitization arrangement are variable-rate obligations and expose us to interest rate risks. As of November 30, 2023, we had approximately $1.3 billion of outstanding term loan debt subject to variable interest rates and our subsidiaries had approximately $208.7 million in the aggregate outstanding under debt facilities subject to variable interest rates. The outstanding amount of our borrowings under these facilities may fluctuate in response to changes in our working capital and other liquidity requirements. To the extent that there are changes in interest rates, the interest expense on our variable rate debt may fluctuate. Additionally, discount fees paid to sell accounts receivable under our accounts receivable purchase agreements are impacted by changes in interest rates and expose us to interest rate risks.
A one percentage point (100 basis point) variation in average interest rates would have an impact on annual interest expense of $14.7 million based on the Company's outstanding variable rate debt at November 30, 2023.
Equity Price Risk
The equity price risk associated with our marketable equity securities as of November 30, 2023 and 2022 is not material in relation to our consolidated financial position, results of operations or cash flows. Marketable equity securities include shares of common stock and are recorded at fair market value based on quoted market prices. Gains and losses on marketable equity securities are included in earnings.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management concludes that, as of November 30, 2023, our internal control over financial reporting was effective at the reasonable assurance level based on those criteria.
The effectiveness of our internal control over financial reporting as of November 30, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears on page 51 of this Report.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
TD SYNNEX Corporation:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of TD SYNNEX Corporation and subsidiaries (the Company) as of November 30, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended November 30, 2023, and the related notes and financial statement Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of November 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended November 30, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.
Sufficiency of audit evidence over revenue
As discussed in Note 12 to the consolidated financial statements, and presented in the consolidated statements of operations, the Company reported revenue of $57,555,416 thousand for the fiscal year ended November 30, 2023.
We identified the evaluation of the sufficiency of audit evidence over revenue as a critical audit matter. The geographical dispersion of distribution and administrative facilities required especially subjective auditor judgment in determining the nature and extent of procedures to perform and in evaluating those procedures.
The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over revenue, including the determination of the locations at which those procedures were to be performed. For certain locations we evaluated the design and tested the operating effectiveness of certain internal controls related to the recognition of revenue. For the Americas and Europe segments, we performed a software-assisted data analysis at a transactional level to identify higher risk revenue records to test. We tested the identified higher risk revenue transactions during the year by comparing the amounts recognized by the Company to relevant underlying documentation such as contracts, shipping documents, or other third-party evidence. For the APJ segment, we tested samples of revenue transactions during the year by comparing the amounts recognized by the Company to relevant underlying documentation such as contracts, shipping documents, or other third-party evidence. We investigated a selection of journal entries that were made by the Company to adjust revenue. We evaluated the sufficiency of the audit evidence obtained over revenue by assessing the results of the procedures performed, including the appropriateness of the determination of locations to perform procedures.
/s/ KPMG LLP
We have served as the Company’s auditor since 2012.
Santa Clara, California
January 26, 2024

TD SYNNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(currency and share amounts in thousands, except par value)

	November 30, 2023	November 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,033,776	$522,604
Accounts receivable, net	10,297,814	9,420,999
Receivables from vendors, net	964,334	819,135
Inventories	7,146,274	9,066,620
Other current assets	642,238	671,507
Total current assets	20,084,436	20,500,865
Property and equipment, net	450,024	421,064
Goodwill	3,904,170	3,803,850
Intangible assets, net	4,244,314	4,422,877
Other assets, net	729,870	585,342
Total assets	$29,412,814	$29,733,998

LIABILITIES AND EQUITY
Current liabilities:
Borrowings, current	$983,585	$268,128
Accounts payable	13,347,281	13,988,980
Other accrued liabilities	2,407,896	2,171,613
Total current liabilities	16,738,762	16,428,721
Long-term borrowings	3,099,193	3,835,665
Other long-term liabilities	498,656	501,856
Deferred tax liabilities	893,021	942,250
Total liabilities	21,229,632	21,708,492
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 200,000 shares authorized, 99,012 and 98,696 shares issued as of November 30, 2023 and 2022, respectively	99	99
Additional paid-in capital	7,435,274	7,374,100
Treasury stock, 10,343 and 4,049 shares as of November 30, 2023 and 2022, respectively	(949,714)	(337,217)
Accumulated other comprehensive loss	(507,248)	(719,710)
Retained earnings	2,204,771	1,708,234
Total stockholders' equity	8,183,182	8,025,506
Total liabilities and equity	$29,412,814	$29,733,998
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements.

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(currency and share amounts in thousands, except per share amounts)

	Fiscal Years Ended November 30,
	2023	2022	2021
Revenue	$57,555,416	$62,343,810	$31,614,169
Cost of revenue	(53,598,587)	(58,443,611)	(29,724,635)
Gross profit	3,956,829	3,900,199	1,889,534
Selling, general and administrative expenses	(2,672,562)	(2,627,007)	(1,154,166)
Acquisition, integration and restructuring costs	(206,235)	(222,319)	(112,150)
Operating income	1,078,032	1,050,873	623,218
Interest expense and finance charges, net	(288,318)	(222,578)	(157,835)
Other (expense) income, net	(206)	(1,165)	1,102
Income before income taxes	789,508	827,130	466,485
Provision for income taxes	(162,597)	(175,823)	(71,416)
Net income	$626,911	$651,307	$395,069
Earnings per common share:
Basic	$6.72	$6.79	$6.28
Diluted	$6.70	$6.77	$6.24
Weighted-average common shares outstanding:
Basic	92,572	95,225	62,239
Diluted	92,853	95,509	62,698
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements.

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(currency in thousands)

	Fiscal Years Ended November 30,
	2023	2022	2021
Net income	$626,911	$651,307	$395,069
Other comprehensive income (loss):
Unrealized gains on cash flow hedges during the period, net of tax expense of ($235), ($11,457) and $(2,155) for fiscal years ended November 30, 2023, 2022 and 2021, respectively.	702	35,046	8,747
Reclassification of net (gains) losses on cash flow hedges to net income, net of tax expense (benefit) of $2,623, ($6,517) and ($10,278) for fiscal years ended November 30, 2023, 2022 and 2021, respectively.	(6,871)	19,926	31,837
Total change in unrealized (losses) gains on cash flow hedges, net of taxes	(6,169)	54,972	40,584
Foreign currency translation adjustments and other, net of tax benefit (expense) of $7,160, $3,192 and $(635) for fiscal years ended November 30, 2023, 2022 and 2021, respectively	219,209	(438,488)	(186,020)
Reclassification of net foreign currency translation adjustment realized upon sale of foreign subsidiary, net of tax expense of $0 for the fiscal year ended November 30, 2023	(578)	—	—
Total change in foreign currency translation adjustments and other, net of taxes	218,631	(438,488)	(186,020)
Other comprehensive income (loss)	212,462	(383,516)	(145,436)
Comprehensive income	$839,373	$267,791	$249,633
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements.

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(currency and share amounts in thousands)

	Common stock			Treasury stock
	Shares	Amount	Additional paid-in capital	Shares	Amount	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders' equity
Balances, November 30, 2020	53,671	$54	$1,591,536	2,538	$(191,216)	$(194,571)	$3,133,058	$4,338,860
Separation of Concentrix	—	—	—	—	—	3,813	(2,305,982)	(2,302,169)
Share-based compensation	—	—	53,192	—	—	—	—	53,192
Issuance of common stock on exercise of options, for employee stock purchase plan and vesting of restricted stock, net of shares withheld for employee taxes	533	—	12,789	95	(9,923)	—	—	2,866
Issuance of common stock on Tech Data merger, net of issuance costs	44,000	44	5,613,820	—	—	—	—	5,613,864
Cash dividends declared ($0.80 per share)	—	—	—	—	—	—	(50,272)	(50,272)
Other comprehensive loss	—	—	—	—	—	(145,436)	—	(145,436)
Net income	—	—	—	—	—	—	395,069	395,069
Balances, November 30, 2021	98,204	98	7,271,337	2,633	(201,139)	(336,194)	1,171,873	7,905,975
Share-based compensation	—	—	91,167	—	—	—	—	91,167
Issuance of common stock on exercise of options, for employee stock purchase plan and vesting of restricted stock, net of shares withheld for employee taxes	492	1	8,234	119	(11,062)	—	—	(2,827)
Repurchases of common stock	—	—	—	1,297	(125,016)	—	—	(125,016)
Cash dividends declared ($1.20 per share)	—	—	—	—	—	—	(114,946)	(114,946)
Other comprehensive loss	—	—	—	—	—	(383,516)	—	(383,516)
Purchase of noncontrolling interest	—	—	3,362	—	—	—	—	3,362
Net income	—	—	—	—	—	—	651,307	651,307
Balances, November 30, 2022	98,696	99	7,374,100	4,049	(337,217)	(719,710)	1,708,234	8,025,506
Share-based compensation	—	—	84,983	—	—	—	—	84,983
Issuance of common stock and reissuance of treasury stock on exercise of options, for employee stock purchase plan and vesting of restricted stock, net of shares withheld for employee taxes	316	—	(23,809)	(176)	13,729	—	—	(10,080)
Repurchases of common stock	—	—	—	6,470	(626,226)	—	—	(626,226)
Cash dividends declared ($1.40 per share)	—	—	—	—	—	—	(130,374)	(130,374)
Other comprehensive income	—	—	—	—	—	212,462	—	212,462
Net income	—	—	—	—	—	—	626,911	626,911
Balances, November 30, 2023	99,012	$99	$7,435,274	10,343	$(949,714)	$(507,248)	$2,204,771	$8,183,182
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements.

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(currency in thousands)

	Fiscal Years Ended November 30,
	2023	2022	2021
Cash flows from operating activities:
Net income	$626,911	$651,307	$395,069
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	418,315	463,365	151,664
Share-based compensation	84,983	91,167	53,192
Provision for doubtful accounts	44,742	34,741	(7,544)
Deferred income taxes	(91,572)	(92,381)	(322)
Impairment of long-lived assets	—	4,726	22,166
Other	(2,757)	4,376	9,109
Changes in operating assets and liabilities, net of the impact of Concentrix separation and acquisition of businesses:
Accounts receivable, net	(656,630)	(1,497,995)	(517,224)
Receivables from vendors, net	(127,046)	241,242	(113,602)
Inventories	2,032,202	(2,636,759)	(1,030,110)
Accounts payable	(971,747)	2,375,952	1,854,887
Other operating assets and liabilities	49,972	310,655	(7,498)
Net cash provided by (used in) operating activities	1,407,373	(49,604)	809,787
Cash flows from investing activities:
Purchases of property and equipment	(150,007)	(117,049)	(54,892)
Acquisition of businesses, net of cash acquired	—	—	(907,093)
Other	(6,404)	1,541	9,637
Net cash used in investing activities	(156,411)	(115,508)	(952,348)
Cash flows from financing activities:
Dividends paid	(130,374)	(114,946)	(50,272)
Proceeds from issuance of common stock and reissuances of treasury stock	8,846	8,234	12,789
Repurchases of common stock	(620,659)	(125,016)	—
Repurchases of common stock for tax withholdings on equity awards	(18,926)	(11,062)	(9,923)
Net (repayments) borrowings on revolving credit loans	(2,571)	96,592	(417,072)
Principal payments on long-term debt	(74,408)	(128,728)	(2,277,913)
Net transfer of cash and cash equivalents to Concentrix	—	—	(149,948)
Borrowings on long-term debt	51,837	—	2,545,535
Cash paid for debt issuance costs	—	—	(42,254)
Other	375	(665)	(3,562)
Net cash used in financing activities	(785,880)	(275,591)	(392,620)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	45,838	(31,354)	(38,776)
Net increase (decrease) in cash, cash equivalents and restricted cash	510,920	(472,057)	(573,957)
Cash, cash equivalents and restricted cash at beginning of year	522,856	994,913	1,568,870
Cash, cash equivalents and restricted cash at end of year	$1,033,776	$522,856	$994,913
Supplemental disclosures of cash flow information:
Interest paid on borrowings	$318,236	$220,760	$116,983
Income taxes paid	$282,512	$178,035	$173,547
Supplemental disclosure of non-cash investing and financing activities:
Issuance of stock to acquire business	$—	$—	$5,614,400
Net assets transferred to Concentrix	$—	$—	$2,322,598
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
On March 22, 2021, the Company entered into an agreement and plan of merger (the “Merger Agreement”) which provided that legacy SYNNEX Corporation would acquire legacy Tech Data Corporation, a Florida corporation (“Tech Data”) through a series of mergers, which would result in Tech Data becoming an indirect subsidiary of TD SYNNEX Corporation (collectively, the "Merger"). On September 1, 2021, pursuant to the terms of the Merger Agreement, the Company acquired all the outstanding shares of common stock of Tiger Parent (AP) Corporation, the parent corporation of Tech Data, for consideration of $1.6 billion in cash ($1.1 billion in cash after giving effect to a $500.0 million equity contribution by Tiger Parent Holdings, L.P., Tiger Parent (AP) Corporation’s sole stockholder and an affiliate of Apollo Global Management, Inc., to Tiger Parent (AP) Corporation prior to the effective time of the Merger) and 44 million shares of common stock of SYNNEX valued at approximately $5.6 billion. The combined company is referred to as TD SYNNEX. The Company operates on a fiscal year that ends on November 30.
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
The Company’s chief executive officer, who is also the chief operating decision maker, has a leadership structure aligned with the geographic regions of the Americas, Europe and Asia-Pacific and Japan (“APJ”) and reviews and allocates resources based on these geographic regions. As a result, the Company operates in three reportable segments based on its geographic regions: the Americas, Europe and APJ.
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
The Company has uncommitted supply-chain financing programs with global financial institutions under which trade accounts receivable of certain customers and their affiliates may be acquired, without recourse, by the financial institutions. Available capacity under these programs is dependent on the level of the Company’s trade accounts receivable with these customers and the financial institutions’ willingness to purchase such receivables. In addition, certain of these programs also require that the Company continue to service, administer and collect the sold accounts receivable. As of November 30, 2023, and 2022, accounts receivable sold to and held by the financial institutions under these programs were $864.6 million and $1.4 billion, respectively. Discount fees related to the sale of trade accounts receivable under these facilities are included in “Interest expense and finance charges, net” in the Consolidated Statements of Operations. During the fiscal years ended November 30, 2023, 2022 and 2021, discount fees were $51.1 million, $26.2 million and $4.7 million, respectively.
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
The Company’s cash and cash equivalents and derivative instruments are transacted and maintained with financial institutions with high credit standing, and their compositions and maturities are regularly monitored by management. Through November 30, 2023, the Company has not experienced any material credit losses on such deposits and derivative instruments.
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
The following table provides revenue generated from products purchased from vendors that exceeded 10% of our consolidated revenue for the periods indicated (as a percent of consolidated revenue):

	Twelve Months Ended
	November 30, 2023	November 30, 2022	November 30, 2021
Apple, Inc.	11%	11%	N/A (1)
HP Inc.	N/A (1)	10%	12%
__________________
(1) Revenue generated from products purchased from this vendor was less than 10% of consolidated revenue during the period presented.
One customer accounted for 11%, 10% and 17% of the Company’s total revenue in fiscal years 2023, 2022 and 2021, respectively. As of November 30, 2023 and 2022, no single customer comprised more than 10% of the consolidated accounts receivable balance.
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
The Company recognizes revenues from the sale of IT hardware and software as control is transferred to customers, which is at the point in time when the product is shipped or delivered. The Company accounts for a contract with a customer when it has written approval, the contract is committed, the rights of the parties, including payment terms, are identified, the contract has commercial substance and consideration is probable of collection. Binding purchase orders from customers together with agreement to the Company's terms and conditions of sale by way of an executed agreement or other signed documents are considered to be the contract with a customer. Products sold by the Company are delivered via shipment from the Company’s facilities, drop-shipment directly from the vendor, or by electronic delivery of software products. In situations where arrangements include customer acceptance provisions, revenue is recognized when the Company can objectively verify the products comply with specifications underlying acceptance and the customer has control of the products. Revenue is presented net of taxes collected from customers and remitted to government authorities. The Company generally invoices a customer upon shipment, or in accordance with specific contractual provisions. Payments are due as per contract terms and do not contain a significant financing component. In relation to product support, supply chain management and other services performed by the Company, revenue is recognized over time as the services are performed. Service revenues represents less than 10% of the total revenue for the periods presented.

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
The Company recognizes revenue on a net basis on certain contracts, where the Company’s performance obligation is to arrange for the products or services to be provided by another party or the rendering of logistics services for the delivery of inventory for which the Company does not assume the risks and rewards of ownership, by recognizing the margins earned in revenue with no associated cost of revenue. Such arrangements include supplier service contracts, post-contract software support services, cloud computing and software as a service arrangements, certain fulfillment contracts, extended warranty contracts and certain of the Company's systems design and integration solutions arrangements which operate under a customer-owned procurement model.
The Company considers shipping and handling activities as costs to fulfill the sale of products. Shipping revenue is included in revenue when control of the product is transferred to the customer, and the related shipping and handling costs are included in cost of revenue.
The Company disaggregates its operating segment revenue by geography, which the Company believes provides a meaningful depiction of the nature of its revenue. Disaggregated revenue disclosure is presented in Note 12 – Segment Information.
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
Treasury Stock
Repurchases of shares of common stock are accounted for at cost, which includes brokerage fees and excise taxes, and are included as a component of stockholders’ equity in the Consolidated Balance Sheets. Shares repurchased by the Company are held in treasury for general corporate purposes, including issuances under stock incentive plans. The reissuance of shares from treasury stock is based on the weighted average purchase price of the shares.
Reclassifications
Certain reclassifications have been made to prior period amounts in the Consolidated Financial Statements to conform to the current period presentation. These reclassifications did not have a material impact on previously reported amounts.
Recently Adopted Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04 which provides optional guidance for a limited time to ease the potential burden in accounting for or recognizing the effects of reference rate reform, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”) on financial reporting. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments are elective and were effective upon issuance for all entities through December 31, 2022, which was extended through December 31, 2024 per ASU 2022-06 which the FASB issued in December 2022. On May 22, 2023, the TD SYNNEX Credit Agreement (as defined below) was amended to replace LIBOR with the Secured Overnight Financing Rate ("SOFR") as its benchmark rate (see Note 11 - Borrowings for further discussion of the TD SYNNEX Credit Agreement). The adoption of this new guidance did not have any material impacts for the Company.
Recently Issued Accounting Pronouncements
In September 2022, the FASB issued an accounting standards update, ASU 2022-04, which will require new enhanced disclosures by the buyer in supplier finance programs. Disclosures will include key terms of the program, including payment terms, along with the amount of related obligations, the financial statement caption that includes such obligations, and a rollforward of activity related to the obligations during the period. The new accounting standard must be adopted retrospectively to the earliest comparative period presented, except for the rollforward requirement, which should be applied prospectively. The accounting standard is effective for the Company beginning with the quarter ending February 29, 2024, except for the rollforward requirement which is effective for the quarter ending February 28, 2025. Early adoption is permitted. While the new accounting standard is not expected to have an impact on the Company's financial condition, results of operations or cash flows, the Company will include disclosures related to its supplier finance program obligations in the notes to the consolidated financial statements. The Company is finalizing its evaluation of the terms of its arrangements with certain of its suppliers and currently estimates that approximately $2.6 billion to $2.8 billion of balances included in "Accounts payable" on the Consolidated Balance Sheet as of November 30, 2023 are within the scope of the standard.

In November 2023, the FASB issued an accounting standards update, ASU 2023-07, which requires the following enhanced segment disclosures on an annual and interim basis: (1) significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, (2) other segment items by reportable segment and a description of its composition, and (3) the title of the chief operating decision maker, an explanation of how they use the reported measures of segment profit/loss in assessing segment performance and decide how to allocate resources, as well as clarifications if they use more than one measure of a segment’s profit or loss in assessing segment performance. The amendments in this ASU are effective for annual periods beginning after December 15, 2023, which for the Company would be for the fiscal year ended November 30, 2025, and for subsequent interim periods. Early adoption is permitted. The Company is currently evaluating the impact the new accounting standard will have on its segment reporting disclosures in the notes to the consolidated financial statements.
In December 2023, the FASB issued an accounting standards update, ASU 2023-09, which requires enhanced income tax disclosures. The enhanced disclosures required include disclosure of specific categories and disaggregation of information in the rate reconciliation table. The ASU also requires disclosure of disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. The amendments in this ASU are effective for annual periods beginning after December 15, 2024, which for the Company would be the fiscal year ended November 30, 2026. Early adoption is permitted and the amendments should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating the impact the new accounting standard will have on its income tax disclosures in the notes to the consolidated financial statements.
NOTE 3—ACQUISITIONS:
Tech Data Merger
On September 1, 2021, pursuant to the terms of the Merger Agreement, the Company acquired all the outstanding shares of common stock of Tiger Parent (AP) Corporation, the parent corporation of Tech Data, for an aggregate purchase price of $7.2 billion, comprised of $1.6 billion in cash ($1.1 billion in cash after giving effect to a $500.0 million equity contribution by Tiger Parent Holdings, L.P., Tiger Parent (AP) Corporation’s sole stockholder and an affiliate of Apollo Global Management, Inc., to Tiger Parent (AP) Corporation prior to the effective time of the Merger) and 44 million shares of common stock of SYNNEX, valued at approximately $5.6 billion based on the closing price of the Company’s common stock on September 1, 2021. The Merger created a leading global distributor and solutions aggregator for the IT ecosystem. The Company used the net proceeds from the issuance of new Senior Notes, borrowings under its new credit agreement and cash on hand to fund the above payments. Additionally, the Company repaid the majority of Tech Data's outstanding debt after the Merger, including approximately $2.4 billion outstanding under Tech Data’s existing Asset-Based Credit Agreement and approximately $228.1 million of outstanding Tech Data Senior Notes. The Company accounted for the Merger as a business combination and allocated the purchase price to the fair values of Tiger Parent (AP) Corporation’s assets acquired and liabilities assumed.
Included within the Company’s Consolidated Statement of Operations are estimated revenues for the years ended November 30, 2022 and 2021 of approximately $38 billion and $10 billion, respectively, from Tech Data. As the Company began integrating certain sales and other functions after the closing of the acquisition, these amounts represent an estimate of the Tech Data revenues for the fiscal years ended November 30, 2022 and 2021. It is not necessarily indicative of how the Tech Data operations would have performed on a stand-alone basis. As a result of certain integration activities subsequent to the date of acquisition, it is impracticable to disclose estimated revenues from Tech Data for fiscal year 2023 or net income from Tech Data for the period subsequent to the acquisition date.

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

(Unaudited)
Fiscal Year Ended November 30,
2021
Revenue	$60,623,568
Net income	519,688
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
The Merger
The Company incurred acquisition, integration and restructuring costs related to the completion of the Merger, including professional services costs, personnel and other costs, long-lived assets charges and termination fees, and stock-based compensation expense. Professional services costs are primarily comprised of IT and other consulting services, as well as legal expenses. Personnel and other costs are primarily comprised of costs related to retention and other bonuses, severance and duplicative labor costs, as well as costs related to the settlement of certain outstanding long-term cash incentive awards for Tech Data upon closing of the Merger. Long-lived asset charges and termination fees include accelerated depreciation and amortization expense of $17.4 million and $64.4 million during fiscal years 2023 and 2022, respectively, due to changes in asset useful lives in conjunction with the consolidation of certain IT systems. Long-lived asset charges and termination fees also include $24.4 million recorded during fiscal year 2023 for termination fees related to certain IT systems, $4.7 million for impairment charges recorded during fiscal year 2022, and an impairment charge of $22.2 million recorded during fiscal year 2021 for the write-off of capitalized costs associated with Tech Data’s tdONE program. Stock-based compensation expense primarily relates to costs associated with the conversion of certain Tech Data performance-based equity awards issued prior to the Merger into restricted shares of TD SYNNEX (refer to Note 5 – Share Based Compensation for further information) and expenses for certain restricted stock awards issued in conjunction with the Merger.
In July 2023, the Company offered a voluntary severance program ("VSP") to certain co-workers in the United States as part of the Company's cost optimization efforts related to the Merger. The Company incurred $52.1 million of costs in connection with the VSP during the fiscal year ended November 30, 2023, including $42.3 million of severance costs and $9.8 million of duplicative labor costs.

To date, acquisition and integration expenses related to the Merger were composed of the following:

	Fiscal Years Ended November 30,
	2023	2022	2021
	(currency in thousands)
Professional services costs	$20,775	$29,352	$22,288
Personnel and other costs	46,464	40,220	33,716
Long-lived assets charges and termination fees	41,812	69,053	22,166
Stock-based compensation	35,709	52,171	20,113
Voluntary severance program costs	52,091	—	—
Total	$196,851	$190,796	$98,283
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
The Company incurred acquisition, integration, and restructuring costs under the GBO 2 Program of $9.4 million, $31.5 million and $13.9 million during the fiscal years ended November 30, 2023, 2022, and 2021, respectively. The GBO 2 Program was completed as of November 30, 2023. Accrued restructuring balances related to the GBO 2 Program were not material as of November 30, 2023 and 2022.
NOTE 5—SHARE-BASED COMPENSATION:
Overview of Stock Incentive Plans
The Company’s stock incentive plans include plans adopted in 2020 and 2013 (the “TD SYNNEX Plan(s)”). The TD SYNNEX Plans, as amended, provide for the direct award or sale of shares of common stock, restricted stock awards ("RSAs"), restricted stock units ("RSUs"), the grant of options to purchase shares of common stock and the award of stock appreciation rights to employees and non-employee directors and consultants. No further grants may be made under the 2013 TD SYNNEX Plan and all outstanding awards under the 2013 TD SYNNEX Plan continue to be governed by their existing terms. As of November 30, 2023, there were 2.9 million shares of common stock authorized under the 2020 TD SYNNEX Plan available for future grants.
Under the TD SYNNEX Plans, qualified employees are eligible for the grant of incentive stock options to purchase shares of common stock. Qualified employees and outside directors and consultants are eligible for the grant of non-qualified stock options, stock appreciation rights, RSAs and RSUs.
The outstanding RSAs and RSUs generally vest ratably on an annual basis over a period of three to five years, with certain awards subject to other vesting periods as defined per the grant agreement. RSAs granted to qualified non-employee directors vest one fourth on a quarterly basis over a one-year period. The holders of RSAs are entitled to the same voting, dividend and other rights as the Company’s common stockholders. Certain RSUs vest subject to the achievement of individual, divisional or company-wide performance goals. The majority of these performance-based RSUs vest at the end of three-year requisite service periods, subject to the achievement of company-wide financial performance goals approved by the Compensation Committee.
The exercise price for stock options will not be less than 100% of the fair market value of the stock on the date of grant and the stock options have a contractual term of ten years. The majority of outstanding stock options vest as to one fifth of the stock underlying the stock options on the first anniversary date of the grant and the remaining vest monthly over a four-year period starting one month after the first anniversary of the date of grant.
Unless terminated sooner, the 2020 TD SYNNEX Plan will terminate on March 17, 2030.

The Company recognizes share-based compensation expense for all share-based awards made to employees and outside directors, including employee stock options, RSAs, RSUs, performance-based RSUs and employee stock purchase rights, based on estimated fair values.
A summary of share-based compensation expense in the Consolidated Statements of Operations for TD SYNNEX stock incentive plans is presented below:

	Fiscal Years Ended November 30,
	2023	2022	2021
	(currency in thousands)
Selling, general and administrative expenses	$49,273	$38,994	$33,078
Acquisition, integration and restructuring costs	6,526	6,514	8,289
Total share-based compensation expense	$55,799	$45,508	$41,367
The Company settles all share-based award exercises with newly issued common shares or the reissuance of treasury shares.
Valuation Assumptions
The Company estimates the fair value of share-based payment awards on the grant date and recognizes as expense over the requisite service period in the Company’s Consolidated Financial Statements.
The Company uses the Black-Scholes valuation model to estimate the fair value of stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption is determined using historical volatility of the Company’s common stock.
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
Employee Stock Options
A summary of the changes in the Company’s stock options is set forth below:

	Options Outstanding
(shares in thousands, except per share amounts)	Number of shares	Weighted- average exercise price per share
Balances, November 30, 2022	677	$72.29
Options exercised	(83)	53.46
Balances, November 30, 2023	594	$74.93
The following assumptions were used in the Black-Scholes valuation model in fiscal years 2022 and 2021:

	Fiscal Years Ended November 30,
	2022	2021
Expected life (years)	5.5	5.5 - 6.1
Risk free interest rate	1.73% - 3.92%	0.72% - 1.16%
Expected volatility	39.10% - 40.18%	38.01% - 38.85%
Dividend yield	1.13% - 1.37%	0.75% - 0.88%

There were no new stock options granted during fiscal year 2023. The weighted-average grant-date fair values of the stock options granted during fiscal years 2022 and 2021 were $33.57 and $34.37, respectively. As of November 30, 2023, 594 thousand stock options were outstanding with a weighted-average remaining contractual term of 6.23 years, a weighted-average exercise price of $74.93 per option and an aggregate pre-tax intrinsic value of $15.4 million. As of November 30, 2023, 409 thousand options were vested and exercisable with a weighted-average remaining contractual term of 5.68 years, a weighted-average exercise price of $66.62 per share and an aggregate pre-tax intrinsic value of $13.7 million.
The cash received from the exercise of stock options and the intrinsic values of stock options exercised during fiscal years 2023, 2022 and 2021 were as follows:

	Fiscal Years Ended November 30,
	2023	2022	2021
	(currency in thousands)
Intrinsic value of options exercised	$3,570	$4,682	$16,163
Cash received from exercise of options	$4,448	$3,216	$10,541
As of November 30, 2023, the unamortized share-based compensation expense related to unvested stock options under the TD SYNNEX Plans was $2.1 million which will be recognized over an estimated weighted-average amortization period of 2.13 years.
Restricted Stock Awards and Restricted Stock Units
A summary of the changes in the Company’s non-vested RSAs and RSUs during fiscal year 2023 is presented below:

(shares in thousands, except per share amounts)	Number of shares	Weighted-average, grant-date fair value per share
Non-vested as of November 30, 2022	1,307	$95.69
Granted	635	96.75
Vested	(544)	100.07
Attainment adjustments(1)	(12)	91.34
Cancelled	(79)	92.73
Non-vested as of November 30, 2023	1,307	$94.92
__________________
(1) During the year ended November 30, 2023, the attainment on PRSUs vested was adjusted to reflect actual performance.
The weighted-average grant-date fair value of the 691 thousand RSAs and RSUs granted during fiscal year 2022 was $93.95. The weighted-average grant-date fair value of the 684 thousand RSAs and RSUs granted during fiscal year 2021 was $99.28.
As of November 30, 2023, there was $74.8 million of total unamortized share-based compensation expense related to non-vested RSAs and RSUs granted under the TD SYNNEX Plans. That cost is expected to be recognized over an estimated weighted-average amortization period of 2.07 years.
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
The following table summarizes the activity related to these restricted shares during the year ended November 30, 2023:

(share amounts in thousands)	Restricted shares
Nonvested as of November 30, 2022	350
Vested	(316)
Canceled	(34)
Nonvested as of November 30, 2023	0
The restricted shares had a fair value of $127.60 per share upon closing of the Merger which was recorded as share-based compensation expense on a straight-line basis over the vesting period in “Acquisition, integration, and restructuring costs” in the Consolidated Statement of Operations. The Company recorded $29.2 million, $45.7 million and $11.8 million of share-based compensation expense related to these restricted shares in "Acquisition, integration, and restructuring costs" during fiscal years 2023, 2022 and 2021, respectively. All remaining restricted shares vested on September 1, 2023.
Employee Stock Purchase Plan
On January 6, 2014, the Board of Directors approved the adoption of the 2014 Employee Stock Purchase Plan (“2014 ESPP”) to succeed the Company's 2003 Employee Stock Purchase Plan. The 2014 ESPP, as amended, commenced on January 1, 2015 with 750 thousand authorized shares, which was due to antidilution provisions in the 2014 ESPP increased by 537 thousand authorized shares following the Separation. Under the 2014 ESPP, there are four offering periods of three months each in a calendar year. Eligible employees in the United States can choose to have a fixed percentage deducted from their bi-weekly compensation, subject to a maximum purchase limit of $10 thousand in a calendar year, to purchase the Company’s common stock at a discount of 5%. Highly compensated employees are not eligible to participate in the plan.
On January 10, 2024, the Board of Directors approved the adoption of the 2024 Employee Stock Purchase Plan (“2024 ESPP”) to succeed the Company's 2014 Employee Stock Purchase Plan. The 2024 ESPP will commence with 750 thousand authorized shares. Under the 2024 ESPP, there will be two offering periods per calendar year. Eligible employees in the United States and Canada can choose to have a fixed percentage deducted from their bi-weekly compensation to purchase the Company's common stock at a discount of 15%, subject to a maximum purchase limit of $25 thousand in fair market value of common stock in a calendar year.
Share-based compensation expense related to the 2014 ESPP was immaterial during fiscal years 2023, 2022 and 2021.
Tax Benefit of Share-Based Compensation Expense
During fiscal years 2023, 2022 and 2021, the Company recognized income tax benefits related to the plans discussed above of $12.6 million, $8.2 million, and $12.1 million, respectively, within the provision for income taxes.
NOTE 6—STOCKHOLDERS’ EQUITY:
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

On January 30, 2023, the Company announced the closing of a secondary public offering (the "January Offering") of an aggregate of 5.2 million shares of its common stock that were sold by certain entities managed by affiliates of Apollo Global Management, Inc (the "January Selling Stockholders"). All the shares in the January Offering were sold by the January Selling Stockholders. The Company did not receive any of the proceeds from the sale of shares by the January Selling Stockholders in the January Offering. Also pursuant to the related underwriting agreement, the Company repurchased 900 thousand shares of its common stock from the underwriters as part of the January Offering, at the public offering price of $97.00 per share, resulting in a purchase price of $87.3 million (the "January Concurrent Share Repurchase"). The January Concurrent Share Repurchase was made under the Company's existing $1.0 billion share repurchase program, and is included within the caption "Shares of treasury stock purchased under share repurchase program" in the table below.
On October 10, 2023, the Company announced a secondary public offering (the "October Offering") of an aggregate of 7.8 million shares of its common stock (which includes approximately 1.0 million additional shares that underwriters had the option to purchase), of which 6.8 million shares were sold by certain entities managed by affiliates of Apollo Global Management, Inc. and 966 thousand shares were sold by certain entities affiliated with MiTAC Holdings Corporation (collectively, the "October Selling Stockholders"). All of the shares in the October Offering were sold by the October Selling Stockholders. The Company did not receive any of the proceeds from the sale of shares by the October Selling Stockholders in the October Offering. Also pursuant to the related underwriting agreement, the Company repurchased approximately 2.8 million shares from the underwriters as part of the October Offering, at a repurchase price of $95.5135 per share, resulting in a purchase price of approximately $262.7 million (the "October Concurrent Share Repurchase"). The October Concurrent Share Repurchase was made under the Company's existing $1.0 billion share repurchase program, and is included within the caption "Shares of treasury stock purchased under share repurchase program" in the table below.
As of November 30, 2023, the Company had $395.9 million available for future repurchases of its common stock under the authorized share repurchase program.
The following table presents information with respect to purchases of common stock by the Company under the share repurchase program during the year ended November 30, 2023.

(shares in thousands, except per share amounts)	Shares	Weighted-average price per share
Treasury stock balance as of November 30, 2022	4,049	$83.29
Shares of treasury stock repurchased under share repurchase program (1)	6,470	95.92
Shares of treasury stock repurchased for tax withholdings on equity awards	189	100.57
Shares of treasury stock reissued for employee benefit plans	(365)	90.11
Treasury stock balance as of November 30, 2023	10,343	$91.82
__________________
(1) Weighted-average price per share excludes broker's commissions and excise taxes. "Repurchases of common stock" in the Consolidated Statements of Cash Flows for the twelve months ended November 30, 2023 excludes $5.6 million of accrued excise tax that is included in "Other current liabilities" and "Treasury stock" on the Consolidated Balance Sheets at November 30, 2023. Excise taxes when paid are classified as operating activities in the Consolidated Statements of Cash Flows.
Dividends
The Company declared cumulative cash dividends of $1.40, $1.20 and $0.80 per share during the years ended November 30, 2023, 2022 and 2021, respectively. On January 9, 2024, the Company announced a cash dividend of $0.40 per share to stockholders of record as of January 19, 2024, payable on January 26, 2024. Dividends are subject to continued capital availability and the declaration by the Board of Directors in the best interest of the Company’s stockholders.

NOTE 7—EARNINGS PER COMMON SHARE:
The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Fiscal Years Ended November 30,
	2023	2022	2021
	(currency and share amounts in thousands, except per share amounts)
Basic earnings per common share:
Net income attributable to common stockholders(1)	$622,045	$646,963	$391,025
Weighted-average number of common shares - basic	92,572	95,225	62,239
Basic earnings per common share	$6.72	$6.79	$6.28

Diluted earnings per common share:
Net income attributable to common stockholders(1)	$622,056	$646,974	$391,051

Weighted-average number of common shares - basic	92,572	95,225	62,239
Effect of dilutive securities:
Stock options and RSUs	281	284	459
Weighted-average number of common shares - diluted	92,853	95,509	62,698

Diluted earnings per common share	$6.70	$6.77	$6.24

Anti-dilutive shares excluded from diluted earnings per share calculation	287	260	16
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
NOTE 8—BALANCE SHEET COMPONENTS:
Cash, cash equivalents and restricted cash:
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	As of November 30,
	2023	2022
	(currency in thousands)
Cash and cash equivalents	$1,033,776	$522,604
Restricted cash included in other current assets	—	252
Cash, cash equivalents and restricted cash	$1,033,776	$522,856

Accounts receivable, net:
The following table summarizes accounts receivable, net:

	As of November 30,
	2023	2022
	(currency in thousands)
Accounts receivable	$10,448,567	$9,550,741
Less: Allowance for doubtful accounts	(150,753)	(129,742)
Accounts receivable, net	$10,297,814	$9,420,999
Receivables from vendors, net:
The following table summarizes receivables from vendors, net:

	As of November 30,
	2023	2022
	(currency in thousands)
Receivables from vendors	$976,453	$831,539
Less: Allowance for doubtful accounts	(12,119)	(12,404)
Receivables from vendors, net	$964,334	$819,135
Allowance for doubtful trade receivables:
The following table summarizes the changes to the allowance for doubtful trade receivables (currency in thousands):

Balance as of November 30, 2020	$67,361
Acquisitions	75,362
Additions	(7,544)
Write-offs, recoveries, reclassifications and foreign exchange translation	(20,343)
Balance as of November 30, 2021	114,836
Additions	34,741
Write-offs, recoveries, reclassifications and foreign exchange translation	(19,835)
Balance as of November 30, 2022	129,742
Additions	44,742
Write-offs, recoveries, reclassifications and foreign exchange translation	(23,731)
Balance as of November 30, 2023	$150,753

Allowance for receivables from vendors:
The following table summarizes the changes to the allowance for receivables from vendors (currency in thousands):

Balance as of November 30, 2020	$5,126
Acquisitions	7,524
Additions	588
Write-offs, reclassifications and foreign exchange translation	(2,110)
Balance as of November 30, 2021	11,128
Additions	1,497
Write-offs, reclassifications and foreign exchange translation	(221)
Balance as of November 30, 2022	12,404
Additions	(106)
Write-offs, reclassifications and foreign exchange translation	(179)
Balance as of November 30, 2023	$12,119
Property and equipment, net:
The following table summarizes property and equipment, net:

	As of November 30,
	2023	2022
	(currency in thousands)
Land	$27,871	$27,311
Equipment, computers and software	513,030	414,359
Furniture and fixtures	64,429	59,349
Buildings, building improvements and leasehold improvements	236,479	219,859
Construction-in-progress	17,681	6,859
Total property and equipment, gross	$859,490	$727,737
Total accumulated depreciation	(409,466)	(306,673)
Property and equipment, net	$450,024	$421,064
Depreciation and amortization expense for fiscal years 2023, 2022 and 2021, was $124.6 million, $164.2 million and $44.2 million, respectively. Fiscal years 2023 and 2022 include accelerated depreciation and amortization expense of $17.4 million and $64.4 million, respectively, due to changes in asset useful lives in conjunction with the consolidation of certain IT systems, which is recorded in "Acquisition, integration and restructuring costs" in the Consolidated Statements of Operations.
Goodwill:
The following table summarizes changes in the carrying amount of goodwill:

	Fiscal Year Ended November 30, 2023
	Americas	Europe	APJ	Total
	(currency in thousands)
Balance, beginning of year	$2,451,826	$1,277,226	$74,798	$3,803,850
Dispositions upon sale of subsidiaries	(3,128)	—	—	(3,128)
Foreign exchange translation	31,380	72,514	(446)	103,448
Balance, end of year	$2,480,078	$1,349,740	$74,352	$3,904,170

Intangible assets, net:
The following table summarizes intangible assets, net:

	As of November 30, 2023			As of November 30, 2022
	Gross Amounts	Accumulated Amortization	Net Amounts	Gross Amounts	Accumulated Amortization	Net Amounts
	(currency in thousands)
Intangible assets with indefinite lives:
Trade name	$1,033,378	$—	$1,033,378	$1,003,974	$—	$1,003,974
Intangible assets with finite lives:
Customer relationships	$3,898,701	$(741,388)	$3,157,313	$3,800,710	$(453,439)	$3,347,271
Vendor lists	177,737	(132,440)	45,297	176,910	(115,814)	61,096
Other intangible assets	28,579	(20,253)	8,326	28,215	(17,679)	10,536
	$5,138,395	$(894,081)	$4,244,314	$5,009,809	$(586,932)	$4,422,877
Amortization expense for fiscal years 2023, 2022 and 2021, was $293.7 million, $299.2 million and $105.3 million, respectively.
Estimated future amortization expense of the Company’s intangible assets is as follows:

Fiscal years ending November 30,	(currency in thousands)
2024	$290,907
2025	287,510
2026	284,724
2027	281,641
2028	265,319
Thereafter	1,800,835
Total	$3,210,936
Accumulated other comprehensive income (loss)
The following table summarizes the components of accumulated other comprehensive income (loss) ("AOCI"), net of taxes:

(currency in thousands)	Unrealized gains (losses) on cash flow hedges, net of taxes	Foreign currency translation adjustment and other, net of taxes	Total
Balance, beginning of year	$6,169	$(725,879)	$(719,710)
Other comprehensive income (loss) before reclassification	702	219,209	219,911
Reclassification of (gains) losses from other comprehensive income (loss)	(6,871)	(578)	(7,449)
Balance, end of year	$—	$(507,248)	$(507,248)
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
Cash Flow Hedges
The Company uses interest rate swap derivative contracts to economically convert a portion of its variable-rate debt to fixed-rate debt. Gains and losses on cash flow hedges are recorded in AOCI until the hedged item is recognized in earnings. Deferred gains and losses associated with cash flow hedges of interest payments are recognized in “Interest expense and finance charges, net” in the same period as the related expense is recognized. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified into earnings in the period of de-designation. Any subsequent changes in fair value of such derivative instruments are recorded in earnings unless they are re-designated as hedges of other transactions. The Company terminated its remaining interest rate swaps in May 2023 and had no interest rate swaps designated as cash flow hedges outstanding as of November 30, 2023.
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
The aggregate notional values of the Company's outstanding net investment hedge contracts by year of maturity as of November 30, 2023 are as follows:

Fiscal years ending November 30,	(currency in thousands)
2024	$257,500
2025	4,375
2026	254,375
Total	$516,250
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

	Value as of
Balance Sheet Line Item (currency in thousands)	November 30, 2023	November 30, 2022
Derivative instruments not designated as hedging instruments:
Foreign exchange forward contracts (notional value)	$1,456,110	$1,853,188
Other current assets	4,326	9,597
Other accrued liabilities	9,756	16,085
Derivative instruments designated as cash flow hedges:
Interest rate swaps (notional value)	$—	$1,000,000
Other current assets	—	17,222
Derivative instruments designated as net investment hedges:
Foreign currency forward contracts (notional value)	$516,250	$523,750
Other accrued liabilities	18,335	255
Other long-term liabilities	18,041	16,420
The Company terminated interest rate swaps with a notional value of $400.0 million in December 2021 (the "December 2021 Terminations"). Cumulative losses from the December 2021 Terminations totaled $16.0 million and were reclassified from AOCI to "Interest expense and finance charges, net" over the period through September 2023. The Company additionally terminated interest rate swaps with a notional value of $1.0 billion in May 2023 (the "May 2023 Terminations"). Cumulative gains from the May 2023 Terminations totaled $10.0 million and were reclassified from AOCI to "Interest expense and finance charges, net" over the period through October 2023.
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

	Location of Gains (losses) in Income	For the fiscal years ended November 30,
		2023	2022	2021
		(currency in thousands)
Derivative instruments designated as cash flow hedges:
Gains recognized in OCI on interest rate swaps		$937	$46,502	$10,902
Gains (losses) on interest rate swaps reclassified from AOCI into income	Interest expense and finance charges, net	$9,494	$(26,443)	$(42,115)

Derivative instruments designated as net investment hedges:
Losses recognized in OCI on foreign exchange forward contracts		$(29,405)	$(18,477)	$—
Gains recognized in income (amount excluded from effectiveness testing)	Interest expense and finance charges, net	$9,149	$1,802	$—

Derivative instruments not designated as hedging instruments:
(Losses) gains recognized from foreign exchange forward contracts, net(1)	Cost of revenue	$(43,338)	$38,360	$18,073
Losses recognized from foreign exchange forward contracts, net(1)	Other (expense) income, net	(6,212)	(10,504)	(6,878)
Gains recognized from interest rate swaps, net	Interest expense and finance charges, net	—	—	128
Total		$(49,550)	$27,856	$11,323
__________________
(1) The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies.
Except for the net investment hedge amounts shown above, there were no material gain or loss amounts excluded from the assessment of effectiveness. There are no existing gains or losses in AOCI expected to be reclassified into earnings in the normal course of business within the next 12 months.
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

The following table summarizes the valuation of the Company’s financial instruments that are measured at fair value on a recurring basis:

	As of November 30, 2023				As of November 30, 2022
		Fair value measurement category				Fair value measurement category
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(currency in thousands)
Assets:
Forward foreign currency exchange contracts not designated as hedges	$4,326	—	$4,326	—	$9,597	—	$9,597	—
Interest rate swaps	—	—	—	—	17,222	—	17,222	—
Liabilities:
Forward foreign currency exchange contracts not designated as hedges	$9,756	—	$9,756	—	$16,085	$—	$16,085	$—
Forward foreign currency exchange contracts designated as net investment hedges	36,376	—	36,376	—	16,675	—	16,675	—
The fair values of forward exchange contracts are measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. Fair values of interest rate swaps are measured using standard valuation models using inputs that are readily available in public markets, or can be derived from observable market transactions, including spot and forward rates. There were no interest rate swaps outstanding as of November 30, 2023. The effect of nonperformance risk on the fair value of derivative instruments was not material as of November 30, 2023 and 2022.
The carrying values of accounts receivable, accounts payable and short-term debt approximate fair value due to their short maturities and interest rates which are variable in nature. The carrying value of the Company’s term loans approximate their fair value since they bear interest rates that are similar to existing market rates. The estimated fair value of the Senior Notes was approximately $2.2 billion and $2.1 billion at November 30, 2023 and 2022, respectively.
During the fiscal years ended November 30, 2023, 2022 and 2021, there were no transfers between the fair value measurement category levels.

NOTE 11—BORROWINGS:
Borrowings consist of the following:

	As of November 30,
	2023	2022
	(currency in thousands)
Current portion of TD SYNNEX Senior Notes	$700,000	$—
Current portion of TD SYNNEX term loan	75,000	75,000
Other short-term borrowings	208,694	193,128
Short-term borrowings before debt discount and issuance costs	$983,694	$268,128
Less: current portion of unamortized debt discount and issuance costs	(109)	—
Borrowings, current	$983,585	$268,128

TD SYNNEX term loan	$1,275,000	$1,350,000
TD SYNNEX Senior Notes	1,800,000	2,500,000
Other credit agreements and long-term debt	41,985	9,690
Long-term borrowings, before unamortized debt discount and issuance costs	$3,116,985	$3,859,690
Less: unamortized debt discount and issuance costs	(17,792)	(24,025)
Long-term borrowings	$3,099,193	$3,835,665
TD SYNNEX United States Accounts Receivable Securitization Arrangement
In the United States, the Company has an accounts receivable securitization program to provide additional capital for its operations (the “U.S. AR Arrangement”). Under the terms of the U.S. AR Arrangement, the Company and its subsidiaries that are party to the U.S. AR Arrangement can borrow up to a maximum of $1.5 billion based upon eligible trade accounts receivable. The effective borrowing cost under the U.S. AR Arrangement is a blended rate based upon the composition of the lenders, that includes prevailing dealer commercial paper rates and a rate based upon the SOFR. In addition, a program fee payable on the used portion of the lenders’ commitment accrues at 0.75% per annum. A facility fee is payable on the adjusted commitment of the lenders, to accrue at different tiers ranging between 0.30% per annum and 0.40% per annum depending on the amount of outstanding advances from time to time. On December 11, 2023, the U.S. AR Arrangement was amended. The amendment extended the maturity date of the agreement by one year to December 2025 and increased the program fee payable on the used portion of the lenders’ commitment to 0.85%.
Under the terms of the U.S. AR Arrangement, the Company and certain of its U.S. subsidiaries sell, on a revolving basis, their receivables to a wholly-owned, bankruptcy-remote subsidiary. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled approximately $3.4 billion and $2.9 billion as of November 30, 2023 and 2022, respectively. The borrowings are funded by pledging all of the rights, title and interest in the receivables acquired by the Company's bankruptcy-remote subsidiary as security. Any amounts received under the U.S. AR Arrangement are recorded as debt on the Company's Consolidated Balance Sheets.
There were no amounts outstanding under the U.S. AR Arrangement at November 30, 2023 or 2022.

TD SYNNEX Credit Agreement
The Company is party to a credit agreement, dated as of April 16, 2021 and amended May 22, 2023 (as amended, the “TD SYNNEX Credit Agreement”) with the lenders party thereto and Citibank, N.A., as agent, pursuant to which the Company received commitments for the extension of a senior unsecured revolving credit facility not to exceed an aggregate principal amount of $3.5 billion which revolving credit facility (the “TD SYNNEX revolving credit facility”) may, at the request of the Company but subject to the lenders’ discretion, potentially be increased by up to an aggregate amount of $500.0 million. There were no amounts outstanding under the TD SYNNEX revolving credit facility at November 30, 2023 or 2022. The TD SYNNEX Credit Agreement also includes a senior unsecured term loan (the “TD SYNNEX term loan” and, together with the TD SYNNEX revolving credit facility, the “TD SYNNEX credit facilities”) in an original aggregate principal amount of $1.5 billion, that was fully funded in connection with the closing of the Merger. The borrower under the TD SYNNEX Credit Agreement is the Company. There are no guarantors of the TD SYNNEX Credit Agreement. The maturity of the TD SYNNEX Credit Agreement is on the fifth anniversary of the September 2021 closing date, to occur in September 2026, subject in the case of the revolving credit facility, to two one-year extensions upon the Company’s prior notice to the lenders and the agreement of the lenders to extend such maturity date.
The outstanding principal amount of the TD SYNNEX term loan is payable in quarterly installments in an amount equal to 1.25% of the original $1.5 billion principal balance, with the outstanding principal amount of the term loans due in full on the maturity date. Loans borrowed under the TD SYNNEX Credit Agreement bear interest, in the case of SOFR rate loans, at a per annum rate equal to the applicable SOFR rate, plus the applicable margin, which may range from 1.125% to 1.750%, based on the Company’s public debt rating (as defined in the TD SYNNEX Credit Agreement). The applicable margin on base rate loans is 1.00% less than the corresponding margin on SOFR rate based loans. In addition to these borrowing rates, there is a commitment fee that ranges from 0.125% to 0.300% on any unused commitment under the TD SYNNEX revolving credit facility based on the Company’s public debt rating. The effective interest rate for the TD SYNNEX term loan was 6.82% and 5.46% as of November 30, 2023 and 2022, respectively. The Company used interest rate swap derivative contracts to economically convert a portion of the TD SYNNEX term loan to fixed-rate debt. The interest rate swaps were terminated in May 2023 (see Note 9 - Derivative Instruments for further discussion).
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
Other Short-Term Borrowings
The Company has various other committed and uncommitted lines of credit with financial institutions, short-term loans, term loans, credit facilities, and book overdraft facilities, totaling approximately $583.1 million in borrowing capacity as of November 30, 2023. Most of these facilities are provided on an unsecured, short-term basis and are reviewed periodically for renewal. Interest rates and other terms of borrowing under these lines of credit vary by country, depending on local market conditions. There was $208.7 million outstanding on these facilities at November 30, 2023, at a weighted average interest rate of 7.52%, and there was $193.1 million outstanding at November 30, 2022, at a weighted average interest rate of 4.69%. Borrowings under these lines of credit facilities are guaranteed by the Company or secured by eligible accounts receivable.
At November 30, 2023, the Company was also contingently liable for reimbursement obligations with respect to issued standby letters of credit in the aggregate outstanding amount of $48.8 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.
The maximum commitment amounts for local currency credit facilities have been translated into United States Dollars at November 30, 2023 exchange rates.
Future Principal Payments
As of November 30, 2023, future principal payments under the above loans are as follows:

Fiscal Years Ending November 30,	(currency in thousands)
2024	$983,694
2025	94,137
2026	1,911,448
2027	11,400
2028	600,000
Thereafter	500,000
Total	$4,100,679

Covenant Compliance
The Company's credit facilities have a number of covenants and restrictions that require the Company to maintain specified financial ratios. The covenants also limit the Company’s ability to incur additional debt, create liens, enter into agreements with affiliates, modify the nature of the Company’s business, and merge or consolidate. As of November 30, 2023, the Company was in compliance with the financial covenant requirements for the above arrangements.
NOTE 12—SEGMENT INFORMATION:
Summarized financial information related to the Company’s reportable business segments for the periods presented is shown below:

	Americas	Europe	APJ	Consolidated
	(currency in thousands)
Fiscal Year ended November 30, 2023
Revenue	$34,573,859	$19,422,297	$3,559,260	$57,555,416
Operating income	736,605	236,477	104,950	1,078,032
Depreciation and amortization expense	(256,911)	(151,712)	(9,692)	(418,315)
Purchases of property and equipment(1)	(68,667)	(21,027)	(4,840)	(94,534)
Total assets	16,693,727	11,006,064	1,713,023	29,412,814
Fiscal Year ended November 30, 2022
Revenue	$38,791,102	$20,289,211	$3,263,497	$62,343,810
Operating income	734,103	227,249	89,521	1,050,873
Depreciation and amortization expense	(280,113)	(174,019)	(9,233)	(463,365)
Purchases of property and equipment(1)	(44,373)	(15,754)	(5,164)	(65,291)
Total assets	16,755,395	11,310,344	1,668,259	29,733,998
Fiscal Year ended November 30, 2021
Revenue	$23,317,274	$6,201,302	$2,095,593	$31,614,169
Operating income	497,964	79,153	46,100	623,218
Depreciation and amortization expense	(105,669)	(41,333)	(2,562)	(149,564)
Purchases of property and equipment(1)	(32,733)	(4,165)	(2,789)	(39,687)
__________________
(1) Excludes purchases of capitalized software and application software.
The Company attributes revenues from external customers to the country from where products are delivered. Except for the United States, no other country accounted for 10% or more of the Company’s revenue for the periods presented.

	Fiscal Years Ended November 30,
	2023	2022	2021
	(currency in thousands)
Revenue:
United States	$30,418,425	$34,104,786	$19,923,466
Others	27,136,991	28,239,024	11,690,703
Total	$57,555,416	$62,343,810	$31,614,169

Except for the United States and France, no other country accounted for 10% or more of the Company’s property and equipment, net, less capitalized software and application software, for the periods presented:

	As of November 30,
	2023	2022
	(currency in thousands)
Long-lived assets:
United States	$221,411	$197,498
France	36,796	35,142
Others	78,659	75,023
Total	$336,866	$307,663
NOTE 13—RELATED PARTY TRANSACTIONS:
The Company has a business relationship with MiTAC Holdings Corporation (“MiTAC Holdings”), a publicly-traded company in Taiwan, which began in 1992 when MiTAC Holdings became one of the Company’s primary investors through its affiliates. As of November 30, 2023 and 2022, MiTAC Holdings and its affiliates beneficially owned approximately 9.3% and 9.7% of the Company's outstanding common stock, respectively. Mr. Matthew F.C. Miau, Chairman Emeritus of the Company’s Board of Directors and a director, is the Chairman of MiTAC Holdings and a director or officer of MiTAC Holdings’ affiliates.
Beneficial Ownership of the Company’s Common Stock by MiTAC Holdings
As noted above, MiTAC Holdings and its affiliates in the aggregate beneficially owned approximately 9.3% of the Company’s outstanding common stock as of November 30, 2023. These shares are owned by the following entities:

(shares in thousands)	As of November 30, 2023
MiTAC Holdings(1)	4,770
Synnex Technology International Corp.(2)	3,474
Total	8,244
__________________
(1) Shares are held as follows: 302 thousand shares by Silver Star Developments Ltd. and 2,065 thousand shares by MiTAC International Corp., both of which are wholly owned subsidiaries of MiTAC Holdings, along with 2,403 thousand shares held directly by MiTAC Holdings. Excludes 146 thousand shares held directly by Mr. Miau, 217 thousand shares indirectly held by Mr. Miau through a charitable remainder trust, and 190 thousand shares held by his spouse.
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
The following table presents the Company's transactions with MiTAC Holdings and its affiliates for the periods indicated:

	Fiscal Years Ended November 30,
	2023	2022	2021
	(currency in thousands)
Purchases of inventories and services	$174,121	$257,726	$199,698
Sale of products to MiTAC Holdings and affiliates	12,331	1,317	623
Payments made for rent and overhead costs for use of facilities of MiTAC Holdings and affiliates, net	950	405	161

The following table presents the Company’s receivable from and payable to MiTAC Holdings and its affiliates for the periods presented:

	As of November 30,
	2023	2022
	(currency in thousands)
Receivable from related parties (included in Accounts receivable, net)	$4,330	$1,222
Payable to related parties (included in Accounts payable)	16,538	30,317
NOTE 14—EMPLOYEE BENEFITS PLANS:
The Company has 401(k) plans in the United States under which eligible co-workers may contribute up to the maximum amount as provided by law. Co-workers generally become eligible to participate in these plans on the first day of the month after their employment date. The Company may make discretionary contributions under the plans. During fiscal years 2023, 2022 and 2021, the Company contributed $17.3 million, $15.8 million and $6.5 million, respectively, to these 401(k) plans. Co-workers in certain of the Company's international subsidiaries are covered by government mandated defined contribution plans, which are not material to operations. Additionally, the Company has defined benefit plans sponsored by certain international subsidiaries which are not material to its operations.
NOTE 15—LEASES:
The Company leases certain of its facilities and equipment under noncancellable operating lease agreements, which expire in various periods through 2037. The Company’s finance leases are not material.
The following table presents the various components of lease costs.

	Fiscal Years Ended November 30,
	2023	2022	2021
	(currency in thousands)
Operating lease cost	$109,789	$113,878	$48,167
Short-term and variable lease cost	26,022	13,031	5,618
Sublease income	(950)	(1,067)	(223)
Total operating lease cost	$134,861	$125,842	$53,562
The following table presents a maturity analysis of expected undiscounted cash flows for operating leases on an annual basis for the next five years and thereafter as of November 30, 2023:

Fiscal Years Ending November 30,	(currency in thousands)
2024	$97,948
2025	86,176
2026	75,618
2027	59,515
2028	51,441
Thereafter	186,086
Total payments	$556,784
Less: imputed interest(1)	(88,712)
Total present value of lease payments	$468,072
__________________
(1) Imputed interest represents the difference between undiscounted cash flows and discounted cash flows.

The following amounts were recorded in the Company's Consolidated Balance Sheet as of November 30, 2023 and 2022:

Operating leases	Balance sheet location	November 30, 2023	November 30, 2022
		(currency in thousands)
Operating lease ROU assets	Other assets, net	$450,966	$406,165
Current operating lease liabilities	Other accrued liabilities	95,128	89,397
Non-current operating lease liabilities	Other long-term liabilities	372,944	333,510
The following table presents supplemental cash flow information related to the Company's operating leases for fiscal years 2023, 2022 and 2021. Cash payments related to variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

	Fiscal Years Ended November 30,
Cash flow information	2023	2022	2021
	(currency in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$108,880	$114,558	$29,887
Non-cash ROU assets obtained in exchange for lease liabilities	128,953	72,885	34,179
The weighted-average remaining lease term and discount rate as of November 30, 2023 and 2022 were as follows:

Operating lease term and discount rate	2023	2022
Weighted-average remaining lease term (years)	7.63	8.43
Weighted-average discount rate	4.53%	4.07%
NOTE 16—INCOME TAXES:
The components of pretax income are as follows:

	Fiscal Years Ended November 30,
	2023	2022	2021
	(currency in thousands)
United States	$283,233	$334,994	$246,331
Foreign	506,275	492,136	220,154
	$789,508	$827,130	$466,485

Significant components of the provision for income taxes are as follows:

	Fiscal Years Ended November 30,
	2023	2022	2021
	(currency in thousands)
Current tax provision:
Federal	$78,239	$88,745	$(8,838)
State	40,436	35,320	13,916
Foreign	135,494	144,139	66,660
	$254,169	$268,204	$71,738
Deferred tax provision (benefit):
Federal	$(30,499)	$(31,143)	$13,597
State	(24,771)	(9,471)	(675)
Foreign	(36,302)	(51,767)	(13,244)
	$(91,572)	$(92,381)	$(322)
Total tax provision	$162,597	$175,823	$71,416
The breakdown of net deferred tax assets and liabilities are as follows:

	As of November 30,
	2023	2022
	(currency in thousands)
Deferred tax assets	$79,512	$46,523
Deferred tax liabilities	(893,021)	(942,250)
Total net deferred tax assets (liabilities)	$(813,509)	$(895,727)

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of November 30,
	2023	2022
	(currency in thousands)
Assets:
Loss carryforwards	$82,014	$82,192
Lease liabilities	103,013	96,236
Accrued liabilities	127,399	104,370
Foreign tax credit carryforwards	45,732	50,090
Disallowed interest expense	23,368	21,271
Allowance for doubtful accounts and sales return reserves	34,476	29,046
Capitalized inventory costs	12,106	6,541
Unrealized losses on cash flow hedges	13,806	3,820
Acquisition and transaction related costs	7,617	10,024
Share-based compensation expense	16,548	15,530
Deferred revenue	7,016	6,958
Long-lived assets	6,188	7,461
Other, net	688	2,385
	479,971	435,924
Less: valuation allowance	(92,371)	(102,891)
Total deferred tax assets	$387,600	$333,033
Liabilities:
Long-lived assets	$(1,090,615)	$(1,112,041)
Lease right-of-use assets	(99,831)	(96,738)
Deferred costs	(3,905)	(8,214)
Capitalized marketing program costs	(404)	(2,949)
Other, net	(6,354)	(8,818)
Total deferred tax liabilities	$(1,201,109)	$(1,228,760)
Net deferred tax (liability) asset	$(813,509)	$(895,727)
The decrease in the Company's overall deferred tax liability position is primarily due to a reversal of a portion of the Company's deferred tax liabilities. The net change in the deferred tax valuation allowances in fiscal 2023 was a decrease of $10.5 million primarily resulting from the write-off of deferred tax assets in certain foreign jurisdictions for which a valuation allowance had previously been established.
The valuation allowance at November 30, 2023 and November 30, 2022 primarily relates to carryforwards for foreign net operating losses and foreign tax credits in the United States. The Company considers all positive and negative evidence available in determining the potential of realizing deferred tax assets. To the extent that the Company generates consistent taxable income within those operations with valuation allowances, the Company may reduce the valuation allowances, thereby reducing income tax expense and increasing net income in the period the determination is made.
The Company’s net operating loss carryforwards totaled $281.2 million at November 30, 2023. The majority of the net operating losses have an indefinite carryforward period with the remaining portion expiring in fiscal years 2024 through 2043. In addition, the Company has an immaterial net amount of state net operating losses. The Company’s foreign tax credit carryforwards in the United States totaled $45.7 million at November 30, 2023. The foreign tax credits have a ten-year carryforward period, and the majority is set to expire in fiscal year 2025.

The reconciliation of the statutory United States federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Years Ended November 30,
	2023	2022	2021
United States federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	1.1	1.8	2.5
Global intangible low taxed income	0.7	0.2	0.6
Tax on foreign earnings different than US federal rate	(3.0)	(2.5)	1.6
Net changes in deferred tax valuation allowances	(0.2)	(0.9)	(0.4)
Interest not subject to tax, net	0.1	0.3	0.2
Capital loss carryback	—	(1.0)	(9.6)
Net changes in reserves for uncertain tax positions	—	(0.1)	(0.7)
Stock compensation related to Tech Data equity awards	0.9	1.4	—
Other, net	—	1.1	0.1
Effective income tax rate	20.6%	21.3%	15.3%
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
As of November 30, 2023, the Company had approximately $1.5 billion of undistributed earnings of its non-U.S. subsidiaries for which it has not provided for non-U.S. withholding taxes and state taxes because such earnings are intended to be reinvested indefinitely in international operations. It is not practicable to determine the amount of applicable taxes that would be due if such earnings were distributed. Accordingly, the Company has not provisioned United States state taxes and foreign withholding taxes on non-U.S. subsidiaries for which the earnings are permanently reinvested.
The Company has been granted tax holidays in certain jurisdictions, primarily, China. The tax holidays provide for lower rates of taxation and require various thresholds of investment and business activities in those jurisdictions. Certain tax holidays begin to expire in fiscal year 2024. The tax benefits from the above tax holidays for fiscal years 2023, 2022 and 2021 were not material.
The estimates and assumptions used by the Company in computing the income taxes reflected in the Company’s consolidated financial statements could differ from the actual results reflected in the income tax returns filed during the subsequent year. Adjustments are recorded based on filed returns when such returns are finalized or the related adjustments are identified.

The aggregate changes in the balances of gross unrecognized tax benefits, excluding accrued interest and penalties, during fiscal years 2023, 2022 and 2021 were as follows (currency in thousands):

For the year ended November 30:	2023	2022	2021
Gross unrecognized tax benefits at beginning of period	$20,695	$26,330	$12,513
Increases in tax positions for prior years and acquisitions	859	1,069	17,579
Decreases in tax positions for prior years	(3,093)	(189)	—
Increases in tax positions for current year	3,101	955	827
Expiration of statutes of limitation	(2,874)	(3,074)	(3,768)
Settlements	—	(3,375)	—
Changes due to translation of foreign currencies	252	(1,021)	(821)
Gross unrecognized tax benefits at end of period	$18,940	$20,695	$26,330
As of November 30, 2023, the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $18.9 million. Unrecognized tax benefits that have a reasonable possibility of significantly decreasing within the 12 months following November 30, 2023 would not have a material impact on the tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company’s accrued interest and penalties at November 30, 2023, would not have a material impact on the effective tax rate if reversed. The provision for income taxes for each of the fiscal years ended November 30, 2023, 2022 and 2021 includes interest expense on unrecognized income tax benefits for current and prior years which is not significant to the Company’s Consolidated Statement of Income. The change in the balance of accrued interest for fiscal 2023, 2022 and 2021, includes the current year end accrual, an interest benefit resulting from the expiration of statutes of limitation, and the translation adjustments on foreign currencies.
The Company conducts business primarily in the Americas, Europe and APJ, and as a result, one or more of its subsidiaries files income tax returns in the U.S. federal, various state, local and foreign tax jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. The Company is no longer subject to examinations by the Internal Revenue Service for years before fiscal 2020. The Company is no longer subject to foreign or state income tax audits for returns covering years through 2005, and fiscal year 2013, respectively.
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
NOTE 17—COMMITMENTS AND CONTINGENCIES:
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
On October 6, 2022, the appeals court issued a ruling that reduced the fine imposed on the Company from €76.1 million to €24.9 million. The Company continues to contest the arguments of the Competition Authority and has further appealed this matter. As a result of the appeals court ruling, the Company has determined that the best estimate of probable loss related to this matter as of November 30, 2023 is €24.9 million (approximately $27.3 million as of November 30, 2023), which was paid in full in fiscal year 2022. The Company decreased its accrual established for this matter by $10.8 million during fiscal year 2022 which is recorded in "Other (expense) income, net" in the Consolidated Statement of Operations. A civil lawsuit related to this matter, alleging anticompetitive actions in association with the established distribution networks for Apple, Tech Data and another distributor was filed by eBizcuss. The Company is currently evaluating this matter and cannot currently estimate the probability or amount of any potential loss.
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

TD SYNNEX CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended November 30, 2023, 2022 and 2021
(in thousands)
(Amounts may not add or compute due to rounding)

	Balances at Beginning of Fiscal Year	Charged to Revenue and Expense, net	Additions and Measurement Period Adjustments Related to Acquisitions	Deductions, Reclassifications and Write-offs	Balances at End of Fiscal Year
Fiscal Year Ended November 30, 2021
Allowance for sales returns-gross	$94,622	$(12,241)	$89,321	$167	$171,869
Allowance for deferred tax assets	5,492	—	120,411	(2,468)	123,435
Fiscal Year Ended November 30, 2022
Allowance for sales returns-gross	$171,869	$43,127	$—	$(9,172)	$205,825
Allowance for deferred tax assets	123,435	(10,837)	(19,445)	9,738	102,891
Fiscal Year Ended November 30, 2023
Allowance for sales returns-gross	$205,825	$21,342	$—	$(57,132)	$170,035
Allowance for deferred tax assets	102,891	(933)	—	(9,587)	92,371
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
Management’s Report on Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting on page 50, and the attestation report of KPMG LLP, an independent registered public accounting firm on page 51, is incorporated herein by reference.

Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with management’s evaluation during our last quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
Trading Arrangements
On November 3, 2023, Richard T. Hume, the Company’s Chief Executive Officer, adopted a trading arrangement for the sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Hume’s Rule 10b5-1 trading arrangement provides for the sale of up to 60,000 shares of common stock until June 28, 2024 pursuant to the terms of the plan.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
Item 10.     Directors, Executive Officers and Corporate Governance
The information required by this item (with respect to Directors), as well as the information required by Item 407(c)(3), if applicable, and 407(d)(4) and (d)(5) of Regulation S-K is incorporated by reference from the information under the captions “Election of Directors” and “Corporate Governance -- Organization of the Board of Directors” contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2024 Annual Meeting of Stockholders to be held on March 20, 2024 (the “Proxy Statement”). Certain information also required by Item 401 of Regulation S-K concerning executive officers is set forth in Part I of this Report under the caption “Information About Our Executive Officers.”
Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. To the extent disclosure for delinquent reports is being made, it can be found under the caption “Delinquent Section 16(a) Reports” in the Proxy Statement and is incorporated herein by reference.
With respect to Item 406 of Regulation S-K, we have adopted a code of ethics that applies to all of our co-workers, including our principal executive officer, our principal financial officer, our principal accounting officer, our controllers and persons performing similar functions. This code of ethical business conduct, called "Code of Conduct - Our Shared Principles", is available free of charge on our public website (www.tdsynnex.com) on the investor relations webpage. Future amendments or waivers relating to the code of ethics will be disclosed on the webpage referenced in this paragraph within five (5) business days following the date of such amendment or waiver.
Item 11.     Executive Compensation
The information required by this item is incorporated by reference from the information under the captions “Executive Compensation,” “Corporate Governance -- 2023 Directors’ Compensation Table,” “Corporate Governance -- Narrative to Directors’ Compensation Table,” and “Corporate Governance -- Compensation Committee Interlocks and Insider Participation,” contained in the Proxy Statement.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item of Regulation S-K with respect to security ownership of certain beneficial owners and management is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement.

Equity Compensation Plan Information
The following table sets forth certain information regarding our equity compensation plans as of November 30, 2023 (shares and per share amounts, as stated):

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)		Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders	593,798	(1)	$74.93	4,306,312	(2)(3)
Equity compensation plan not approved by security holders	—		—	—
Total	593,798	(1)	$74.93	4,306,312	(2)(3)
__________________
(1) Includes the number of shares to be issued under our 2013 and 2020 Plans. Please see Note 5 - Share Based Compensation of the Notes to the Consolidated Financial Statements for further information regarding the plans.
(2) Includes the number of shares reserved for issuance under our 2020 Plan. The number of shares initially authorized for issuance under our 2020 Plan will not exceed the sum of (i) 2,493,196 shares of common stock plus (ii) any shares under the 2013 Plan that that are subject to outstanding awards to the extent those awards expire, terminate or are canceled for any reason prior to exercise without the issuance or delivery of such shares, any shares subject to vesting restrictions that are subsequently forfeited, and any reserved shares not issued or subject to outstanding awards, up to a maximum of 1,443,193 shares. Due to antidilution provisions in the 2020 TD SYNNEX Plan the number of authorized shares was increased by 2,620,859 shares following the Separation. Please see Note 5 - Share Based Compensation of the Notes to the Consolidated Financial Statements for further information regarding the TD SYNNEX Plans.
(3) Includes 965,156 shares available-for-sale pursuant to our 2014 Employee Stock Purchase Plan. See Note 5 - Share Based Compensation of the Notes to the Consolidated Financial Statements for further information regarding the 2014 Employee Stock Purchase Plan.
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

1.2
Underwriting Agreement, dated as of October 10, 2023, among TD SYNNEX Corporation, the selling stockholders named therein and the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on October 13, 2023).

2.1+
Agreement and Plan of Merger, dated as of March 22, 2021, by and among SYNNEX, Spire Sub I, Inc., Spire Sub II, LLC, and Tiger Parent (AP) Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 22, 2021).

3(i).1	Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(i).1 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2022).

3(ii).1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3(ii).1 to the Company's Annual Report on Form 10-K for the year ended November 30, 2022)

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

10.24#	Form of Change of Control Severance Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.25#	Amendment to SYNNEX Corporation Change of Control Severance Plan (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).

10.26#
Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.27
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

10.29
Separation and Distribution Agreement between SYNNEX Corporation and Concentrix Corporation, dated as of November 30, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 2, 2020).

10.30
Employee Matters Agreement between SYNNEX Corporation and Concentrix Corporation, dated as of November 30, 2020 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 2, 2020).

10.31
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

10.34
Credit Agreement dated as of April 16, 2021 among SYNNEX Corporation and named Initial Lenders and Citibank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2021).

10.35
Fifth Amended and Restated Receivables Funding and Administration Agreement, dated as of December 22, 2021, by and among SIT Funding Corporation, TD SYNNEX Corporation, the lenders party thereto and The Toronto-Dominion Bank, as agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2021).

10.36
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

10.37#	TD SYNNEX Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2022).

10.38#
Amendment No. 3 to Offer Letter dated January 4, 2023, by and between TD SYNNEX and Dennis Polk (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 10, 2023).

10.39#	Form of Notice of Stock Option Grant and Stock Option Agreement (U.S.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 19, 2022).

10.40#	Form of Notice of Stock Option Grant and Stock Option Agreement (non-U.S.) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 19, 2022).

10.41#	Form of Notice of Restricted Stock Award and Restricted Stock Agreement (U.S.) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 19, 2022).

10.42#	Form of Notice of Restricted Stock Award and Restricted Stock Agreement (non-U.S.) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 19, 2022).

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

10.47
First Omnibus Amendment to the Fifth Amended and Restated Receivables Funding and Administration Agreement, dated as of August 22, 2022 by and among SIT Funding Corporation, TD SYNNEX Corporation, the lenders party thereto and The Toronto-Dominion Bank, as agent (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2022).

10.48+
Amendment No. 1, dated as of May 22, 2023 to the Credit Agreement, dated as of April 16, 2021 among TD SYNNEX Corporation and named Initial Lenders and Citibank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2023).

10.49
Second Amendment to Fifth Amended and Restated Receivables Funding and Administration Agreement, dated as of May 30, 2023 by and among SIT Funding Corporation, TD SYNNEX Corporation, the lenders party thereto and The Toronto-Dominion Bank, as agent (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2023).

10.50+
Second Omnibus Amendment to the Fifth Amended and Restated Receivables Funding and Administration Agreement and the Third Amended and Restated Receivables Sale and Servicing Agreement, dated as of December 11, 2023 by and among SIT Funding Corporation, TD SYNNEX Corporation, the originators party thereto, the lenders party thereto and the Toronto-Dominion Bank, as agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 14, 2023).

10.51#	Offer Letter dated November 28, 2023, by and between TD SYNNEX and Patrick Zammit (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 30, 2023).

10.52	TD SYNNEX Corporation 2016 Management Incentive Plan.

21.1	Subsidiaries of the Company.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see the signature page of this Report).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

97.1	TD SYNNEX Executive Incentive Compensation Recoupment Policy.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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
+    Schedules (or similar attachments) and certain information have been omitted pursuant to Items 601(a)(5), 601(a)(6) and/or 601(b)(10)(iv) of Regulation S-K. TD SYNNEX hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the U.S. Securities and Exchange Commission upon request; provided, however, that TD SYNNEX may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules or exhibits so furnished.
(c) Financial Statement Schedules.
See Index under Item 8.

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 26, 2024

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

Name	Title	Date
/s/ Richard T. Hume	Chief Executive Officer (Principal Executive Officer) and Director	January 26, 2024
Richard T. Hume

/s/ Marshall W. Witt	Chief Financial Officer (Principal Financial Officer)	January 26, 2024
Marshall W. Witt

/s/ John Henry	Chief Accounting Officer (Principal Accounting Officer)	January 26, 2024
John Henry

/s/ Ann F. Vezina	Chair of the Board	January 26, 2024
Ann F. Vezina

/s/ Robert Kalsow-Ramos	Vice Chair of the Board	January 26, 2024
Robert Kalsow-Ramos

/s/ Matthew F.C. Miau	Chairman Emeritus of the Board	January 26, 2024
Matthew F.C. Miau

/s/ Dennis Polk	Director	January 26, 2024
Dennis Polk

/s/ Merline Saintil	Director	January 26, 2024
Merline Saintil

/s/ Nayaki Nayyar	Director	January 26, 2024
Nayaki Nayyar

/s/ Fred A. Breidenbach	Director	January 26, 2024
Fred A. Breidenbach

/s/ Matthew Nord	Director	January 26, 2024
Matthew Nord

/s/ Hau Lee	Director	January 26, 2024
Hau Lee

/s/ Duane E. Zitzner	Director	January 26, 2024
Duane E. Zitzner

/s/ Kathleen M. Crusco	Director	January 26, 2024
Kathleen M. Crusco

/s/ Claude J. Pumilia	Director	January 26, 2024
Claude J. Pumilia