Form 10-Q
period 2024-02-29
TD SYNNEX CORP
filed 2024-04-04
CIK 1177394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 25, 2024
Common Stock, $0.001 par value	87,658,438

TD SYNNEX CORPORATION
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
TD SYNNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(currency and share amounts in thousands, except par value)
(unaudited)

	February 29, 2024	November 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,030,946	$1,033,776
Accounts receivable, net	8,902,803	10,297,814
Receivables from vendors, net	914,910	964,334
Inventories	7,091,146	7,146,274
Other current assets	640,901	642,238
Total current assets	18,580,706	20,084,436
Property and equipment, net	459,093	450,024
Goodwill	3,902,232	3,904,170
Intangible assets, net	4,162,437	4,244,314
Other assets, net	695,561	729,870
Total assets	$27,800,029	$29,412,814

LIABILITIES AND EQUITY
Current liabilities:
Borrowings, current	$926,739	$983,585
Accounts payable	12,372,749	13,347,281
Other accrued liabilities	1,955,444	2,407,896
Total current liabilities	15,254,932	16,738,762
Long-term borrowings	3,082,367	3,099,193
Other long-term liabilities	493,031	498,656
Deferred tax liabilities	867,524	893,021
Total liabilities	19,697,854	21,229,632
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 200,000 shares authorized, 99,012 shares issued as of February 29, 2024 and November 30, 2023	99	99
Additional paid-in capital	7,438,820	7,435,274
Treasury stock, 12,171 and 10,343 shares as of February 29, 2024 and November 30, 2023, respectively	(1,138,919)	(949,714)
Accumulated other comprehensive loss	(539,072)	(507,248)
Retained earnings	2,341,247	2,204,771
Total stockholders' equity	8,102,175	8,183,182
Total liabilities and equity	$27,800,029	$29,412,814
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(currency and share amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	February 29, 2024	February 28, 2023
Revenue	$13,975,253	$15,125,371
Cost of revenue	(12,969,487)	(14,121,804)
Gross profit	1,005,766	1,003,567
Selling, general and administrative expenses	(671,545)	(654,223)
Acquisition, integration and restructuring costs	(31,649)	(51,182)
Operating income	302,572	298,162
Interest expense and finance charges, net	(75,891)	(80,200)
Other expense, net	(2,884)	(156)
Income before income taxes	223,797	217,806
Provision for income taxes	(51,669)	(50,786)
Net income	$172,128	$167,020
Earnings per common share:
Basic	$1.94	$1.76
Diluted	$1.93	$1.75
Weighted-average common shares outstanding:
Basic	87,891	94,259
Diluted	88,203	94,539
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(currency in thousands)
(unaudited)

	Three Months Ended
	February 29, 2024	February 28, 2023
Net income	$172,128	$167,020
Other comprehensive (loss) income:
Unrealized gains on cash flow hedges during the period, net of tax expense of $0 and ($289) for the three months ended February 29, 2024 and February 28, 2023, respectively	—	866
Reclassification of net (gains) on cash flow hedges to net income, net of tax expense of $0 and $285 for the three months ended February 29, 2024 and February 28, 2023, respectively	—	(854)
Total change in unrealized gains on cash flow hedges, net of taxes	—	12
Foreign currency translation adjustments and other, net of tax (expense) benefit of ($1,348) and $1,919 for the three months ended February 29, 2024 and February 28, 2023, respectively	(31,824)	84,089
Other comprehensive (loss) income	(31,824)	84,101
Comprehensive income	$140,304	$251,121
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(currency in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	February 29, 2024	February 28, 2023
Total Stockholders' equity, beginning balance	$8,183,182	$8,025,506

Common stock and additional paid-in capital:
Beginning balance	7,435,373	7,374,199
Share-based compensation	17,490	24,595
Common stock issued and treasury stock reissued for employee benefit plans	(13,944)	2,057
Ending balance	7,438,919	7,400,851

Treasury stock:
Beginning balance	(949,714)	(337,217)
Repurchases of common stock for tax withholdings on equity awards	(4,798)	(6,681)
Reissuance of treasury stock for employee benefit plans	16,671	—
Repurchases of common stock	(201,078)	(114,800)
Ending balance	(1,138,919)	(458,698)

Retained earnings:
Beginning balance	2,204,771	1,708,234
Net income	172,128	167,020
Cash dividends declared	(35,652)	(33,212)
Ending balance	2,341,247	1,842,042

Accumulated other comprehensive loss:
Beginning balance	(507,248)	(719,710)
Other comprehensive (loss) income	(31,824)	84,101
Ending balance	(539,072)	(635,609)

Total stockholders' equity, ending balance	$8,102,175	$8,148,586

Cash dividends declared per share	$0.40	$0.35
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(currency in thousands)
(unaudited)

	Three Months Ended
	February 29, 2024	February 28, 2023
Cash flows from operating activities:
Net income	$172,128	$167,020
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	100,619	104,678
Share-based compensation	17,490	24,595
Provision for doubtful accounts	11,194	5,898
Other	1,170	2,326
Changes in operating assets and liabilities, net of acquisition of businesses:
Accounts receivable, net	1,343,075	187,536
Receivables from vendors, net	46,380	(148,081)
Inventories	42,176	740,959
Accounts payable	(926,836)	(1,140,046)
Other operating assets and liabilities	(422,687)	(47,680)
Net cash provided by (used in) operating activities	384,709	(102,795)
Cash flows from investing activities:
Purchases of property and equipment	(41,088)	(37,278)
Acquisition of businesses, net of cash acquired	(28,443)	—
Other	1,621	3,071
Net cash used in investing activities	(67,910)	(34,207)
Cash flows from financing activities:
Dividends paid	(35,652)	(33,212)
Proceeds from issuance of common stock and reissuances of treasury stock	2,727	2,057
Repurchases of common stock	(199,225)	(114,800)
Repurchases of common stock for tax withholdings on equity awards	(4,798)	(6,681)
Net (repayments) borrowings on revolving credit loans	(56,055)	303,349
Principal payments on long-term debt	(18,204)	(21,166)
Net cash (used in) provided by financing activities	(311,207)	129,547
Effect of exchange rate changes on cash and cash equivalents	(8,422)	23,884
Net (decrease) increase in cash and cash equivalents	(2,830)	16,429
Cash and cash equivalents at beginning of period	1,033,776	522,856
Cash and cash equivalents at end of period	$1,030,946	$539,285
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 29, 2024 and February 28, 2023
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION:
TD SYNNEX Corporation (together with its subsidiaries, herein referred to as "TD SYNNEX", "SYNNEX" or the “Company”) is a leading global distributor and solutions aggregator for the information technology ("IT") ecosystem, headquartered in Fremont, California and Clearwater, Florida and has operations in North and South America, Europe and Asia-Pacific and Japan. The Company operates in three reportable segments based on its geographic regions: the Americas, Europe and Asia-Pacific and Japan ("APJ").
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
The accompanying interim unaudited Consolidated Financial Statements as of February 29, 2024 and for the three months ended February 29, 2024 and February 28, 2023 have been prepared by the Company, without audit, in accordance with the rules and regulations of the United States ("U.S.") Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2023.
Interim results of operations are not necessarily indicative of financial results for a full year, and the Company makes no representations related thereto. Certain columns and rows may not add or compute due to the use of rounded numbers.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
For a discussion of the Company’s significant accounting policies, refer to the discussion in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2023.
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
The Company’s cash and cash equivalents and derivative instruments are transacted and maintained with financial institutions with high credit standing, and their compositions and maturities are regularly monitored by management. Through February 29, 2024, the Company has not experienced any material credit losses on such deposits and derivative instruments.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 29, 2024 and February 28, 2023
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
The following table provides revenue generated from products purchased from vendors that exceeded 10% of our consolidated revenue for the periods indicated (as a percent of consolidated revenue):

	Three Months Ended
	February 29, 2024	February 28, 2023
Apple, Inc.	12%	11%
One customer accounted for 10% and 11% of the Company's total revenue during the three months ended February 29, 2024 and February 28, 2023, respectively. As of February 29, 2024 and November 30, 2023, no single customer comprised more than 10% of the consolidated accounts receivable balance.
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

The Company has uncommitted accounts receivable purchase agreements with global financial institutions under which trade accounts receivable of certain customers and their affiliates may be acquired, without recourse, by the financial institutions. Available capacity under these programs is dependent on the level of the Company’s trade accounts receivable with these customers and the financial institutions’ willingness to purchase such receivables. In addition, certain of these programs also require that the Company continue to service, administer and collect the sold accounts receivable. As of February 29, 2024 and November 30, 2023, accounts receivable sold to and held by the financial institutions under these programs were $1.2 billion and $864.6 million, respectively. Discount fees related to the sale of trade accounts receivable under these facilities are included in “Interest expense and finance charges, net” in the Consolidated Statements of Operations. Discount fees for these programs totaled $16.0 million and $11.7 million in the three months ended February 29, 2024 and February 28, 2023, respectively.
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
For the three months ended February 29, 2024 and February 28, 2023
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
The Company disaggregates its operating segment revenue by geography, which the Company believes provides a meaningful depiction of the nature of its revenue. Disaggregated revenue disclosure is presented in Note 12 - Segment Information.
Recently Adopted Accounting Pronouncements

In September 2022, the FASB issued an accounting standards update, ASU 2022-04, which requires new enhanced disclosures by the buyer in supplier finance programs. Disclosures will include key terms of the program, including payment terms, along with the amount of related obligations, the financial statement caption that includes such obligations, and a rollforward of activity related to the obligations during the period. The new accounting standard must be adopted retrospectively to the earliest comparative period presented, except for the rollforward requirement, which should be adopted prospectively. The Company adopted this standard during the fiscal quarter ended February 29, 2024, except for the rollforward requirement which will be effective for the Company beginning with the quarter ending February 28, 2025. The adoption of the new standard did not have an impact on the Company’s results of operations, financial condition, or cash flows. For the required disclosures of key terms and amounts outstanding under the Company’s supplier finance programs, see Note 11 – Supplier Finance Programs.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 29, 2024 and February 28, 2023
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued an accounting standards update, ASU 2023-07, which requires the following enhanced segment disclosures on an annual and interim basis: (1) significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, (2) other segment items by reportable segment and a description of its composition, and (3) the title of the chief operating decision maker, an explanation of how they use the reported measures of segment profit/loss in assessing segment performance and decide how to allocate resources, as well as clarifications if they use more than one measure of a segment’s profit or loss in assessing segment performance. The amendments in this ASU are effective for annual periods beginning after December 15, 2023, which for the Company would be for the fiscal year ending November 30, 2025, and for subsequent interim periods. Early adoption is permitted. The Company is currently evaluating the impact the new accounting standard will have on its segment reporting disclosures in the notes to the consolidated financial statements.
In December 2023, the FASB issued an accounting standards update, ASU 2023-09, which requires enhanced income tax disclosures. The enhanced disclosures required include disclosure of specific categories and disaggregation of information in the rate reconciliation table. The ASU also requires disclosure of disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. The amendments in this ASU are effective for annual periods beginning after December 15, 2024, which for the Company would be the fiscal year ending November 30, 2026. Early adoption is permitted and the amendments should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating the impact the new accounting standard will have on its income tax disclosures in the notes to the consolidated financial statements.
NOTE 3—ACQUISITION, INTEGRATION AND RESTRUCTURING COSTS:
Acquisition, integration and restructuring costs are primarily comprised of costs related to the Merger (as defined below), along with $3.5 million of costs during the three months ended February 28, 2023 related to the Global Business Optimization 2 Program initiated by Tech Data prior to the Merger (the “GBO 2 Program”). The GBO 2 Program was completed in fiscal year 2023.
The Merger
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
The Company incurred acquisition, integration and restructuring costs related to the completion of the Merger, including professional services costs, personnel and other costs, long-lived assets charges and termination fees, and stock-based compensation expense. Professional services costs are primarily comprised of IT and other consulting services, as well as legal expenses. Personnel and other costs are primarily comprised of costs related to retention and other bonuses, severance and duplicative labor costs. Long-lived asset charges and termination fees include accelerated depreciation and amortization expense of $0.4 million and $6.2 million recorded during the three months ended February 29, 2024 and February 28, 2023, respectively due to changes in asset useful lives in conjunction with the consolidation of certain IT systems, along with $6.6 million and $10.2 million recorded during the three months ended February 29, 2024 and February 28, 2023, respectively for termination fees related to certain IT systems. Stock-based compensation expense primarily relates to costs associated with the conversion of certain Tech Data performance-based equity awards issued prior to the Merger into restricted shares of TD SYNNEX (refer to Note 4 - Share-Based Compensation for further information) and expenses for certain restricted stock awards issued in conjunction with the Merger.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 29, 2024 and February 28, 2023
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
In July 2023, the Company offered a voluntary severance program ("VSP") to certain co-workers in the United States as part of the Company's cost optimization efforts related to the Merger. The Company incurred $7.2 million of costs in connection with the VSP during the three months ended February 29, 2024, including $6.0 million of severance costs and $1.2 million of duplicative labor costs.
During the three months ended February 29, 2024 and February 28, 2023, acquisition and integration expenses related to the Merger were composed of the following:

	Three Months Ended
	February 29, 2024	February 28, 2023

	(currency in thousands)
Professional services costs	$9,429	$6,810
Personnel and other costs	7,963	13,007
Long-lived assets charges and termination fees	7,037	16,376
Stock-based compensation	—	11,521
Voluntary severance program costs	7,220	—
Total	$31,649	$47,714

NOTE 4—SHARE-BASED COMPENSATION:
Overview of TD SYNNEX Stock Incentive Plans
The Company recognizes share-based compensation expense for all share-based awards made to employees and outside directors, including employee stock options, restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance-based RSUs ("PRSUs") and employee stock purchase rights, based on estimated fair values.
The following tables summarize the Company's share-based awards activity for TD SYNNEX stock incentive plans during the three months ended February 29, 2024.
A summary of the changes in the Company's stock options is set forth below:

(shares in thousands)	Stock options
Balances as of November 30, 2023	594
Exercised	(33)
Balances as of February 29, 2024	561

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 29, 2024 and February 28, 2023
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
A summary of the changes in the Company's non-vested RSAs and RSUs is presented below:

(shares in thousands)	RSAs and RSUs
Non-vested as of November 30, 2023	1,307
Granted	148
Vested	(138)
Attainment adjustments(1)	(12)
Cancelled	(26)
Non-vested as of February 29, 2024	1,279
__________________
(1) During the three months ended February 29, 2024, the attainment on PRSUs vested was adjusted to reflect actual performance.
A summary of share-based compensation expense in the Consolidated Statements of Operations for TD SYNNEX stock incentive plans is presented below:

	Three Months Ended
	February 29, 2024	February 28, 2023

	(currency in thousands)
Selling, general and administrative expenses	$17,490	$13,074
Acquisition, integration and restructuring costs	—	1,492
Total share-based compensation expense	$17,490	$14,566
Tech Data Equity Awards
Prior to the Merger, certain of Tech Data’s employees were granted performance-based equity awards in Tiger Parent Holdings L.P., a partnership entity that was the parent company of Tiger Parent (AP) Corporation and Tech Data, that were unvested at the time of the closing of the Merger. Upon closing of the Merger, the unvested performance-based equity awards were converted into restricted shares of TD SYNNEX that vested over two years.
The restricted shares had a fair value of $127.60 per share upon closing of the Merger which was recorded as share-based compensation expense on a straight-line basis over the vesting period in “Acquisition, integration, and restructuring costs” in the Consolidated Statement of Operations. Vesting of the restricted shares was completed as of September 1, 2023, therefore there was no related share-based compensation expense recorded by the Company during the three months ended February 29, 2024. The Company recorded $10.0 million of share-based compensation expense related to these restricted shares in “Acquisition, integration, and restructuring costs” during the three months ended February 28, 2023.
NOTE 5—STOCKHOLDERS' EQUITY:
Share Repurchase Program
In January 2023, the Board of Directors authorized a three-year $1.0 billion share repurchase program, pursuant to which the Company may repurchase its outstanding common stock from time to time in the open market or through privately negotiated transactions, including pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 29, 2024 and February 28, 2023
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
On January 31, 2024, the Company announced the closing of a secondary public offering (the "January Offering") of an aggregate of 8.8 million shares (which includes approximately 1.1 million additional shares that underwriters had the option to purchase) of its common stock that were sold by certain entities managed by affiliates of Apollo Global Management, Inc (the "Selling Stockholders"). All the shares in the January Offering were sold by the Selling Stockholders. The Company did not receive any of the proceeds from the sale of shares by the Selling Stockholders in the January Offering. Also pursuant to the related underwriting agreement, the Company repurchased 1.4 million shares of its common stock from the underwriters as part of the January Offering, at a repurchase price of $100.50 per share, resulting in a purchase price of approximately $138.2 million (the "January Concurrent Share Repurchase"). The January Concurrent Share Repurchase was made under the Company's existing $1.0 billion share repurchase program, and is included within the caption "Shares of treasury stock purchased under share repurchase program" in the table below.
As of February 29, 2024, the Company had $196.7 million available for future repurchases of its common stock under the authorized share repurchase program.
The Company's common share repurchase activity for the three months ended February 29, 2024 is summarized as follows:

(shares in thousands, except per share amounts)	Shares	Weighted-average price per share
Treasury stock balance as of November 30, 2023	10,343	$91.82
Shares of treasury stock repurchased under share repurchase program (1)	1,961	101.60
Shares of treasury stock repurchased for tax withholdings on equity awards	47	101.86
Shares of treasury stock reissued for employee benefit plans	(180)	92.70
Treasury stock balance as of February 29, 2024	12,171	$93.58
_________________________
(1) Weighted-average price per share excludes broker's commissions and excise taxes. "Repurchases of common stock" in the Consolidated Statements of Cash Flows for the three months ended February 29, 2024 excludes amounts related to accrued excise tax that is included in "Other current liabilities" and "Treasury stock" on the Consolidated Balance Sheets at February 29, 2024. Excise taxes when paid are classified as operating activities in the Consolidated Statements of Cash Flows.
In March 2024, the Board of Directors authorized a new $2.0 billion share repurchase program, supplementing the amount remaining under the existing program, pursuant to which the Company may repurchase its outstanding common stock from time to time in the open market or through privately negotiated transactions, including pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The new March 2024 share repurchase authorization does not have an expiration date.
On March 27, 2024, the Company announced a secondary public offering (the "March Offering") of an aggregate of 12.1 million shares of its common stock (which includes approximately 1.6 million shares that underwriters had the option to purchase) that were sold by the Selling Stockholders. All the shares in the March Offering were sold by the Selling Stockholders. The Company did not receive any of the proceeds from the sale of shares by the Selling Stockholders in the March Offering. Also pursuant to the related underwriting agreement, the Company repurchased 500 thousand shares of its common stock from the underwriters as part of the March Offering (the "March Concurrent Share Repurchase") at a repurchase price of $108.60 per share, resulting in a purchase price of $54.3 million. The March Concurrent Share Repurchase was made under the Company's existing share repurchase program.
Dividends
On March 26, 2024, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.40 per common share payable on April 26, 2024 to stockholders of record as of the close of business on April 12, 2024. Dividends are subject to continued capital availability and the declaration by the Board of Directors in the best interest of the Company’s stockholders.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 29, 2024 and February 28, 2023
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
NOTE 6—EARNINGS PER COMMON SHARE:
The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended
	February 29, 2024	February 28, 2023

	(currency and share amounts in thousands, except per share amounts)
Basic earnings per common share:
Net income attributable to common stockholders(1)	$170,624	$165,719
Weighted-average number of common shares - basic	87,891	94,259
Basic earnings per common share	$1.94	$1.76

Diluted earnings per common share:
Net income attributable to common stockholders(1)	$170,628	$165,722

Weighted-average number of common shares - basic	87,891	94,259
Effect of dilutive securities:
Stock options and RSUs	312	280
Weighted-average number of common shares - diluted	88,203	94,539

Diluted earnings per common share	$1.93	$1.75

Anti-dilutive shares excluded from diluted earnings per share calculation	220	238
_________________________
(1) RSAs granted by the Company are considered participating securities. Income available to participating securities was immaterial in all periods presented.
NOTE 7—BALANCE SHEET COMPONENTS:
Accounts receivable, net:
The following table summarizes accounts receivable, net:

	As of
	February 29, 2024	November 30, 2023

	(currency in thousands)
Accounts receivable	$9,059,093	$10,448,567
Less: Allowance for doubtful accounts	(156,290)	(150,753)
Accounts receivable, net	$8,902,803	$10,297,814

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 29, 2024 and February 28, 2023
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
Receivables from vendors, net:
The following table summarizes receivables from vendors, net:

	As of
	February 29, 2024	November 30, 2023

	(currency in thousands)
Receivables from vendors	$934,495	$976,453
Less: Allowance for doubtful accounts	(19,585)	(12,119)
Receivables from vendors, net	$914,910	$964,334
Allowance for doubtful trade receivables:
The following table summarizes the changes to the allowance for doubtful trade receivables (currency in thousands):

Balance as of November 30, 2023	$150,753
Additions	11,194
Write-offs, recoveries, reclassifications and foreign exchange translation	(5,657)
Balance as of February 29, 2024	$156,290
Allowance for receivables from vendors:
The following table summarizes the changes to the allowance for receivables from vendors (currency in thousands):

Balance as of November 30, 2023	$12,119
Additions	7,623
Write-offs, recoveries, reclassifications and foreign exchange translation	(157)
Balance as of February 29, 2024	$19,585
Accumulated other comprehensive loss:
The following table summarizes the components of accumulated other comprehensive income (loss) ("AOCI"), net of taxes:

(currency in thousands)	Foreign currency translation adjustment and other, net of taxes
Balance as of November 30, 2023	$(507,248)
Other comprehensive income (loss) before reclassification	(31,824)
Reclassifications from accumulated other comprehensive loss	—
Balance as of February 29, 2024	$(539,072)
Refer to Note 8 - Derivative Instruments for the location of gains and losses reclassified from accumulated other comprehensive income (loss) to the Consolidated Statements of Operations on derivative instruments.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 29, 2024 and February 28, 2023
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
Cash Flow Hedges
The Company uses interest rate swap derivative contracts to economically convert a portion of its variable-rate debt to fixed-rate debt. Gains and losses on cash flow hedges are recorded in AOCI until the hedged item is recognized in earnings. Deferred gains and losses associated with cash flow hedges of interest payments are recognized in “Interest expense and finance charges, net” in the same period as the related expense is recognized. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified into earnings in the period of de-designation. Any subsequent changes in fair value of such derivative instruments are recorded in earnings unless they are re-designated as hedges of other transactions. The Company classifies cash flows related to the settlement of its cash flow hedges as operating activities in the Consolidated Statements of Cash Flows. The Company terminated its remaining interest rate swaps in May 2023 and had no interest rate swaps designated as cash flow hedges outstanding as of February 29, 2024.
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
For the three months ended February 29, 2024 and February 28, 2023
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
Fair Values of Derivative Instruments in the Consolidated Balance Sheets
The fair values of the Company’s derivative instruments are disclosed in Note 9 - Fair Value Measurements and summarized in the table below:

	Value as of
Balance Sheet Line Item (currency in thousands)	February 29, 2024	November 30, 2023
Derivative instruments not designated as hedging instruments:
Foreign exchange forward contracts (notional value)	$1,491,061	$1,456,110
Other current assets	5,202	4,326
Other accrued liabilities	3,701	9,756
Derivative instruments designated as net investment hedges:
Foreign currency forward contracts (notional value)	$512,500	$516,250
Other accrued liabilities	14,156	18,335
Other long-term liabilities	14,325	18,041
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
For the three months ended February 29, 2024 and February 28, 2023
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

		Three Months Ended
	Location of Gains (Losses) in Income	February 29, 2024	February 28, 2023

		(currency in thousands)
Derivative instruments not designated as hedging instruments:
Gains (losses) recognized from foreign exchange contracts, net⁽¹⁾	Cost of revenue	$6,122	$(16,901)
Gains (losses) recognized from foreign exchange contracts, net⁽¹⁾	Other expense, net	2,056	(2,563)
Total		$8,178	$(19,464)

Derivative instruments designated as cash flow hedges:
Gains recognized in OCI on interest rate swaps		$—	$1,154
Gains on interest rate swaps reclassified from AOCI into income	Interest expense and finance charges, net	$—	$1,138

Derivative instruments designated as net investment hedges:
Gains (losses) recognized in OCI on foreign exchange forward contracts		$5,444	$(8,025)
Gains recognized in income (amount excluded from effectiveness testing)	Interest expense and finance charges, net	$2,256	$2,278
____________________________
(1) The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies.
Except for the net investment hedge amounts shown above, there were no gain or loss amounts excluded from the assessment of effectiveness. There are no existing gains or losses in AOCI expected to be reclassified into earnings in the normal course of business within the next 12 months.
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
For the three months ended February 29, 2024 and February 28, 2023
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
The following table summarizes the valuation of the Company’s financial instruments that are measured at fair value on a recurring basis:

	As of February 29, 2024				As of November 30, 2023
		Fair value measurement category				Fair value measurement category
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(currency in thousands)
Assets:
Forward foreign currency exchange contracts not designated as hedges	$5,202	$—	$5,202	$—	$4,326	$—	$4,326	$—
Liabilities:
Forward foreign currency exchange contracts not designated as hedges	$3,701	$—	$3,701	$—	$9,756	$—	$9,756	$—
Forward foreign currency exchange contracts designated as net investment hedges	28,481	—	28,481	—	36,376	—	36,376	—
The fair values of forward exchange contracts are measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. Fair values of interest rate swaps are measured using standard valuation models using inputs that are readily available in public markets, or can be derived from observable market transactions, including spot and forward rates. There were no interest rate swaps outstanding as of February 29, 2024. The effect of nonperformance risk on the fair value of derivative instruments was not material as of February 29, 2024 and November 30, 2023.
The carrying values of accounts receivable, accounts payable and short-term debt approximate fair value due to their short maturities and interest rates which are variable in nature. The carrying value of the Company’s term loans approximate their fair value since they bear interest rates that are similar to existing market rates. The estimated fair value of the Senior Notes was approximately $2.2 billion as of February 29, 2024 and November 30, 2023.
During the three months ended February 29, 2024, there were no transfers between the fair value measurement category levels.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 29, 2024 and February 28, 2023
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
NOTE 10—BORROWINGS:
Borrowings consist of the following:

	As of
	February 29, 2024	November 30, 2023

	(currency in thousands)
Current portion of TD SYNNEX Senior Notes	$700,000	$700,000
Current portion of TD SYNNEX term loan	75,000	75,000
Other short-term borrowings	151,807	208,694
Short-term borrowings before debt discount and issuance costs	$926,807	$983,694
Less: current portion of unamortized debt discount and issuance costs	(68)	(109)
Borrowings, current	$926,739	$983,585

TD SYNNEX term loan	$1,256,250	$1,275,000
TD SYNNEX Senior Notes	1,800,000	1,800,000
Other credit agreements and long-term debt	42,526	41,985
Long-term borrowings, before unamortized debt discount and issuance costs	$3,098,776	$3,116,985
Less: unamortized debt discount and issuance costs	(16,409)	(17,792)
Long-term borrowings	$3,082,367	$3,099,193
TD SYNNEX United States Accounts Receivable Securitization Arrangement
In the United States, the Company has an accounts receivable securitization program to provide additional capital for its operations (the “U.S. AR Arrangement”). Under the terms of the U.S. AR Arrangement, as amended December 11, 2023 and March 29, 2024, the Company and its subsidiaries that are party to the U.S. AR Arrangement can borrow up to a maximum of $1.5 billion based upon eligible trade accounts receivable. The U.S. AR Arrangement has a maturity date of December 2025. The effective borrowing cost under the U.S. AR Arrangement is a blended rate based upon the composition of the lenders, that includes prevailing dealer commercial paper rates and a rate based upon SOFR. In addition, a program fee payable on the used portion of the lenders’ commitment accrues at 0.85% per annum. A facility fee is payable on the adjusted commitment of the lenders, to accrue at different tiers ranging between 0.30% per annum and 0.40% per annum depending on the amount of outstanding advances from time to time.
Under the terms of the U.S. AR Arrangement, the Company and certain of its U.S. subsidiaries sell, on a revolving basis, their receivables to a wholly-owned, bankruptcy-remote subsidiary. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled approximately $2.8 billion and $3.4 billion as of February 29, 2024 and November 30, 2023, respectively. The borrowings are funded by pledging all of the rights, title and interest in the receivables acquired by the Company's bankruptcy-remote subsidiary as security. Any amounts received under the U.S. AR Arrangement are recorded as debt on the Company's Consolidated Balance Sheets. There were no amounts outstanding under the U.S. AR Arrangement at February 29, 2024 or November 30, 2023.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 29, 2024 and February 28, 2023
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
TD SYNNEX Credit Agreement
The Company is party to a credit agreement, dated as of April 16, 2021 and amended May 22, 2023 (as amended, the “TD SYNNEX Credit Agreement”) with the lenders party thereto and Citibank, N.A., as agent, pursuant to which the Company received commitments for the extension of a senior unsecured revolving credit facility not to exceed an aggregate principal amount of $3.5 billion, which revolving credit facility (the “TD SYNNEX revolving credit facility”) may, at the request of the Company but subject to the lenders’ discretion, potentially be increased by up to an aggregate amount of $500.0 million. There were no amounts outstanding under the TD SYNNEX revolving credit facility at February 29, 2024 or November 30, 2023. The TD SYNNEX Credit Agreement also includes a senior unsecured term loan (the “TD SYNNEX term loan” and, together with the TD SYNNEX revolving credit facility, the “TD SYNNEX credit facilities”) in an original aggregate principal amount of $1.5 billion, that was fully funded in connection with the closing of the Merger. The borrower under the TD SYNNEX Credit Agreement is the Company. There are no guarantors of the TD SYNNEX Credit Agreement. The maturity of the TD SYNNEX Credit Agreement is on the fifth anniversary of the September 2021 closing date, to occur in September 2026, subject in the case of the revolving credit facility, to two one-year extensions upon the Company’s prior notice to the lenders and the agreement of the lenders to extend such maturity date.
The outstanding principal amount of the TD SYNNEX term loan is payable in quarterly installments in an amount equal to 1.25% of the original $1.5 billion principal balance, with the outstanding principal amount of the term loans due in full on the maturity date. Loans borrowed under the TD SYNNEX Credit Agreement bear interest, in the case of SOFR rate loans, at a per annum rate equal to the applicable SOFR rate, plus the applicable margin, which may range from 1.125% to 1.750%, based on the Company’s public debt rating (as defined in the TD SYNNEX Credit Agreement). The applicable margin on base rate loans is 1.00% less than the corresponding margin on SOFR rate based loans. In addition to these borrowing rates, there is a commitment fee that ranges from 0.125% to 0.300% on any unused commitment under the TD SYNNEX revolving credit facility based on the Company’s public debt rating. The effective interest rate for the TD SYNNEX term loan was 6.80% and 6.82% as of February 29, 2024 and November 30, 2023, respectively. The Company used interest rate swap derivative contracts to economically convert a portion of the TD SYNNEX term loan to fixed-rate debt. The interest rate swaps were terminated in May 2023 (see Note 8 - Derivative Instruments for further discussion).
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
For the three months ended February 29, 2024 and February 28, 2023
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
In July 2022, the Company completed an offer to exchange (the "Exchange Offer") its outstanding unregistered Senior Notes for new registered notes (the "Exchange Notes"). The aggregate principal amount of Exchange Notes that were issued was equal to the aggregate principal amount of Senior Notes that were surrendered pursuant to the Exchange Offer. The terms of the Exchange Notes are substantially identical to the terms of the respective series of the Senior Notes, except that the Exchange Notes are registered under the Securities Act, and certain transfer restrictions, registration rights, and additional interest provisions relating to the Senior Notes do not apply to the Exchange Notes.
With respect to the 2024 Senior Notes, the Company is currently assessing its debt structure ahead of the August 9, 2024 maturity date, and its current intention is to refinance some or all of that debt prior to its maturity.
Other Short-Term Borrowings
The Company has various other committed and uncommitted lines of credit with financial institutions, short-term loans, term loans, credit facilities and book overdraft facilities, totaling approximately $577.3 million in borrowing capacity as of February 29, 2024. Most of these facilities are provided on a short-term basis and are reviewed periodically for renewal. Interest rates and other terms of borrowing under these lines of credit vary by country, depending on local market conditions. There was $151.8 million outstanding on these facilities at February 29, 2024, at a weighted average interest rate of 6.24%, and there was $208.7 million outstanding at November 30, 2023, at a weighted average interest rate of 7.52%. Borrowings under these lines of credit facilities are guaranteed by the Company or secured by eligible accounts receivable.
At February 29, 2024, the Company was also contingently liable for reimbursement obligations with respect to issued standby letters of credit in the aggregate outstanding amount of $81.1 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.
The maximum commitment amounts for local currency credit facilities have been translated into United States Dollars at February 29, 2024 exchange rates.
Covenant Compliance
The Company's credit facilities have a number of covenants and restrictions that require the Company to maintain specified financial ratios. The covenants also limit the Company’s ability to incur additional debt, create liens, enter into agreements with affiliates, modify the nature of the Company’s business, and merge or consolidate. As of February 29, 2024, the Company was in compliance with the financial covenant requirements for the above arrangements.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 29, 2024 and February 28, 2023
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
NOTE 11 – SUPPLIER FINANCE PROGRAMS:
The Company has certain agreements with third-party financial institutions ("supplier finance programs"), which facilitate the participating vendors’ ability to sell their receivables from the Company to the third-party financial institutions, at the sole discretion of these vendors. The Company is not party to the agreements between the vendor and the third-party financial institution. As part of these arrangements, the Company generally receives more favorable payment terms from its vendors. The Company’s rights and obligations to its vendors, including amounts due, are generally not impacted by supplier finance programs. However, the Company agrees to make all payments to the third-party financial institutions, and the Company’s right to offset balances due from vendors against payment obligations is restricted by the agreements for those payment obligations that have been sold by the respective vendors. The Company generally does not incur any fees under supplier finance programs; however, the Company did recognize an immaterial amount of fees during the three months ended February 29, 2024 within "Cost of revenue" in the Company's Consolidated Statements of Operations related to an arrangement with a certain vendor. As of both February 29, 2024 and November 30, 2023, the Company had $2.7 billion in obligations outstanding under these programs included in “Accounts payable” in the Company’s Consolidated Balance Sheets and all activity related to the obligations is presented within operating activities in the Consolidated Statements of Cash Flows.
NOTE 12—SEGMENT INFORMATION:
Summarized financial information related to the Company’s reportable business segments for the periods presented is shown below:

	Americas	Europe	APJ	Consolidated

	(currency in thousands)
Three Months Ended February 29, 2024
Revenue	$7,903,096	$5,117,252	$954,905	$13,975,253
Operating income	159,682	108,325	34,565	302,572
Three Months Ended February 28, 2023
Revenue	$8,638,704	$5,520,437	$966,230	$15,125,371
Operating income	179,505	88,205	30,452	298,162

NOTE 13—RELATED PARTY TRANSACTIONS:
The Company has a business relationship with MiTAC Holdings Corporation (“MiTAC Holdings”), a publicly-traded company in Taiwan, which began in 1992 when MiTAC Holdings became one of the Company's primary investors through its affiliates. As of February 29, 2024 and November 30, 2023, MiTAC Holdings and its affiliates beneficially owned approximately 9.5% and 9.3% of the Company’s outstanding common stock, respectively. Mr. Matthew Miau, who served as Chairman Emeritus of the Company’s Board of Directors and a director until his retirement from the Board effective as of March 20, 2024, is the Chairman of MiTAC Holdings and a director or officer of MiTAC Holdings’ affiliates. Also effective as of March 20, 2024, the Company appointed Mr. Ting Herh to serve on the Board as a director. Mr. Herh also serves as an independent director on the board of MiTAC Holdings, a position he has held since May 2022.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 29, 2024 and February 28, 2023
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
Beneficial Ownership of the Company’s Common Stock by MiTAC Holdings
As noted above, MiTAC Holdings and its affiliates in the aggregate beneficially owned approximately 9.5% of the Company’s outstanding common stock as of February 29, 2024. These shares are owned by the following entities:

(shares in thousands)	As of February 29, 2024
MiTAC Holdings(1)	4,770
Synnex Technology International Corp.(2)	3,474
Total	8,244
_________________________
(1) Shares are held as follows: 302 thousand shares by Silver Star Developments Ltd. and 2,065 thousand shares by MiTAC International Corp., both of which are wholly-owned subsidiaries of MiTAC Holdings, along with 2,403 thousand shares held directly by MiTAC Holdings. Excludes 146 thousand shares held directly by Mr. Miau, 217 thousand shares indirectly held by Mr. Miau through a charitable remainder trust, and 190 thousand shares held by his spouse.
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
The following table presents the Company's transactions with MiTAC Holdings and its affiliates for the periods indicated:

	Three Months Ended
	February 29, 2024	February 28, 2023

	(currency in thousands)
Purchases of inventories and services	$56,130	$40,443
Sale of products to MiTAC Holdings and affiliates	8,380	3,748
Payments made for rent and overhead costs for use of facilities of MiTAC Holdings and affiliates, net	212	307
The following table presents the Company’s receivable from and payable to MiTAC Holdings and its affiliates for the periods presented:

	As of
	February 29, 2024	November 30, 2023

	(currency in thousands)
Receivable from related parties (included in Accounts receivable, net)	$6,782	$4,330
Payable to related parties (included in Accounts payable)	28,017	16,538

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 29, 2024 and February 28, 2023
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
The French Autorité de la Concurrence (“Competition Authority”) began in 2013 an investigation into the French market for certain products of Apple, Inc. ("Apple") for which the Company is a distributor. In March 2020, the Competition Authority imposed fines on the Company, on another distributor, and on Apple, finding that the Company entered into an anticompetitive agreement with Apple regarding volume allocations of Apple products. The initial fine imposed on the Company was €76.1 million. The Company appealed its determination to the French courts, seeking to set aside or reduce the fine. On October 6, 2022, the appeals court issued a ruling that reduced the fine imposed on the Company from €76.1 million to €24.9 million. As a result of the appeals court ruling, the Company has determined that the best estimate of probable loss related to this matter is €24.9 million (approximately $27.0 million as of February 29, 2024), which was paid in full in fiscal year 2022. The Company continues to contest the arguments of the Competition Authority and has further appealed this matter. A civil lawsuit related to this matter, alleging anticompetitive actions in association with the established distribution networks for Apple, the Company and another distributor was filed by eBizcuss. The Company is currently evaluating this matter and cannot currently estimate the probability or amount of any potential loss.
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

When used in this Quarterly Report on Form 10-Q, or this “Report”, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “allows,” “can,” “may,” “could,” “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our business model and our services, our business and market strategy, future growth, demand, our infrastructure, our investment in our information technology, or IT, systems, our employee hiring and retention, our Merger-related integration plans, our revenue, sources of revenue, our gross margins, our operating costs and results, timing of payment, our competition, our future needs and sources for additional financing, contract terms, relationships with our suppliers, adequacy of our facilities, our operations, foreign currency exchange rates and hedging activities, our strategic acquisitions including anticipated cost savings and other benefits, seasonality of sales, adequacy of our cash resources, our debt and financing arrangements, including our plans with respect to refinancing the same, including the impact of any change to our credit rating, interest rate risk and impact thereof, cash held by our international subsidiaries and repatriation, changes in fair value of derivative instruments, our tax liabilities, adequacy of our disclosure controls and procedures, cybersecurity, impact of our pricing policies, impact of economic and industry trends, changes to the markets in which we compete, impact of new reporting rules and accounting policies, our estimates and assumptions, impact of inventory repurchase obligations and commitments and contingencies, our effective tax rates, and our share repurchase and dividend program. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed herein and others, including risks related to the buying patterns of our customers, concentration of sales to large customers, the loss or consolidation of one or more of our significant original equipment manufacturer ("OEM") suppliers or customers, market acceptance of the products we assemble and distribute, competitive conditions in our industry and their impact on our margins, pricing and other terms with our OEM suppliers, our ability to gain market share, variations in supplier-sponsored programs, changes in our costs and operating expenses, increased inflation, dependence upon and trends in capital spending budgets in the IT industry, fluctuations in general economic conditions, changes in tax laws, risks associated with our international operations, uncertainties and variability in demand by our reseller and integration customers, supply shortages or delays, any termination or reduction in our floor plan financing arrangements, changes in value of foreign currencies and interest rates and other risk factors contained in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended November 30, 2023 and below under Part II, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, unless otherwise required by law.

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
Our global strategy is to deliver higher value by focusing on the following strategic priorities:
•Invest in strategic technologies such as hybrid cloud, security, data analytics, artificial intelligence ("AI"), hyperscale infrastructure and services.
•Strengthen our end-to-end portfolio of products, services and solutions, including technology-as-a-service and recurring revenue models.
•Transform our company digitally through greater automation and advanced analytics, which we believe will enhance the customer experience, broaden our customer base, increase sales and augment our presence in strategic technologies.
•Expand our global footprint and enhance the operational excellence of our businesses around the world.
We offer a comprehensive catalog of technology products from original equipment manufacturers (“OEM”), such as personal computing devices, mobile phones and accessories, and strategic technologies such as cloud, security, data/analytics, AI and hyperscale infrastructure. This enables us to offer comprehensive solutions to our reseller and retail customers. Our reseller customers include value-added resellers, corporate resellers, government resellers, system integrators, direct marketers, retailers and managed service providers. We combine our core strengths in distribution with demand generation, supply chain management and design and integration solutions to help our customers achieve greater efficiencies in time to market, cost minimization, real-time linkages in the supply chain and aftermarket product support. We also provide comprehensive IT solutions in key vertical markets such as government and healthcare and we provide specialized service offerings that increase efficiencies in the areas of global computing components, logistics services and supply chain management. Additionally, we provide systems design and integration solutions for data center servers and networking solutions built specific to our customers’ workloads and data center environments.
We group the majority of our offerings into two primary solutions portfolios, Endpoint Solutions and Advanced Solutions. Our Endpoint Solutions portfolio primarily includes personal computing devices and peripherals, mobile phones and accessories, printers, peripherals, and supplies. Our Advanced Solutions portfolio primarily includes data center technologies such as hybrid cloud, security, storage, networking, servers, software, converged and hyper-converged infrastructure and hyperscale infrastructure, via our Hyve business.
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
We are highly dependent on the end-market demand for IT products, and on our partners’ strategic initiatives and business models. This end-market demand is influenced by many factors including the introduction of new IT products and software by OEM suppliers, replacement cycles for existing IT products, trends toward cloud computing, overall economic growth and general business activity. A difficult and challenging economic environment, including the continued persistence of inflation and elevated interest rates, may also lead to consolidation or decline in the IT industries and increased price-based competition. Our systems design and integration solutions business is highly dependent on the demand for cloud infrastructure, and the number of key customers and suppliers in the market. Our business includes operations in the Americas, Europe and Asia-Pacific and Japan ("APJ") so we are affected by demand for our products in those regions, as well as the impact of fluctuations in foreign currency exchange rates compared to the U.S. dollar.

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
Results of Operations
The following table sets forth, for the indicated periods, data as percentages of total revenue:

	Three Months Ended
Consolidated Statements of Operations Data:	February 29, 2024	February 28, 2023
Revenue	100.00%	100.00%
Cost of revenue	(92.80)%	(93.37)%
Gross profit	7.20%	6.63%
Selling, general and administrative expenses	(4.81)%	(4.32)%
Acquisition, integration and restructuring costs	(0.22)%	(0.34)%
Operating income	2.17%	1.97%
Interest expense and finance charges, net	(0.54)%	(0.53)%
Other expense, net	(0.03)%	—%
Income before income taxes	1.60%	1.44%
Provision for income taxes	(0.37)%	(0.34)%
Net income	1.23%	1.10%
Certain Non-GAAP Financial Information
In addition to disclosing financial results that are determined in accordance with GAAP, we also disclose certain non-GAAP financial information, including:
•Revenue in constant currency, which is revenue adjusted for the translation effect of foreign currencies so that certain financial results can be viewed without the impact of fluctuations in foreign currency exchange rates, thereby facilitating period-to-period comparisons of our business performance. Revenue in constant currency is calculated by translating the revenue for the three months ended February 29, 2024 in the billing currency using the comparable prior period currency conversion rate. Generally, when the dollar either strengthens or weakens against other currencies, the growth at constant currency rates will be higher or lower than growth reported at actual exchange rates.
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
•Non-GAAP net income, which is net income, adjusted to exclude acquisition, integration and restructuring costs, amortization of intangible assets, share-based compensation expense, purchase accounting adjustments and income taxes related to the aforementioned items.
•Non-GAAP diluted earnings per common share (“EPS”), which is diluted EPS excluding the per share impact of acquisition, integration and restructuring costs, amortization of intangible assets, share-based compensation expense, purchase accounting adjustments and income taxes related to the aforementioned items.
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

Three Months Ended February 29, 2024 and February 28, 2023:
Revenue
The following table summarizes our revenue and change in revenue by segment for the three months ended February 29, 2024 and February 28, 2023:

	Three Months Ended
	February 29, 2024	February 28, 2023	Percent Change

Revenue in constant currency	(in thousands)
Consolidated
Revenue	$13,975,253	$15,125,371	(7.6)%
Impact of changes in foreign currencies	(102,478)	—
Revenue in constant currency	$13,872,775	$15,125,371	(8.3)%

Americas
Revenue	$7,903,096	$8,638,704	(8.5)%
Impact of changes in foreign currencies	(10,843)	—
Revenue in constant currency	$7,892,253	$8,638,704	(8.6)%

Europe
Revenue	$5,117,252	$5,520,437	(7.3)%
Impact of changes in foreign currencies	(119,360)	—
Revenue in constant currency	$4,997,892	$5,520,437	(9.5)%

APJ
Revenue	$954,905	$966,230	(1.2)%
Impact of changes in foreign currencies	27,725	—
Revenue in constant currency	$982,630	$966,230	1.7%
Consolidated Commentary
During the three months ended February 29, 2024, consolidated revenue and revenue in constant currency decreased by $1.2 billion and $1.3 billion, respectively, as compared to the prior year period. The decreases are primarily driven by our Advanced Solutions portfolio due to market dynamics of the prior year which resulted in higher revenues from strong demand and backlog conversion, as well as a decline in our Endpoint Solutions portfolio. A greater percentage of our revenues were presented on a net basis, which negatively impacted our revenue compared to the prior three months ended February 28, 2023 by approximately $450 million, or 3%. The impact of changes in foreign currencies is primarily due to the strengthening of the euro against the U.S. dollar.
Americas Commentary
During the three months ended February 29, 2024, Americas revenue and revenue in constant currency decreased by $735.6 million and $746.5 million, respectively, as compared to the prior year period. The decreases are primarily driven by our Advanced Solutions portfolio due to market dynamics of the prior year which resulted in higher revenues from strong demand and backlog conversion, as well as a decline in our Endpoint Solutions portfolio. A greater percentage of our revenues were presented on a net basis, which negatively impacted our revenue by approximately $350 million, or 4%, compared to the three months ended February 28, 2023.

Europe Commentary
During the three months ended February 29, 2024, Europe revenue and revenue in constant currency decreased by $403.2 million and $522.5 million, respectively, as compared to the prior year period. The decreases are primarily driven by our Advanced Solutions portfolio due to market dynamics of the prior year which resulted in higher revenues from strong demand and backlog conversion, as well as a decline in our Endpoint Solutions portfolio. A greater percentage of our revenues were presented on a net basis, which negatively impacted our revenue by approximately $100 million, or 2%, compared to the three months ended February 28, 2023. The impact of changes in foreign currencies is primarily due to the strengthening of the euro against the U.S. dollar.
APJ Commentary
During the three months ended February 29, 2024, APJ revenue decreased by $11.3 million, primarily due to the impact of changes in foreign currencies. During the three months ended February 29, 2024, APJ revenue in constant currency increased by $16.4 million, as compared to the prior year period, driven primarily by growth in our Advanced Solutions portfolio in the region. The impact of changes in foreign currencies is primarily due to the weakening of the Japanese yen against the U.S. dollar.
Gross Profit

	Three Months Ended
	February 29, 2024	February 28, 2023	Percent Change

Non-GAAP gross profit & non-GAAP gross margin - Consolidated	(in thousands)
Revenue	$13,975,253	$15,125,371	(7.6)%

Gross profit	$1,005,766	$1,003,567	0.2%
Purchase accounting adjustments	—	7,450
Non-GAAP gross profit	$1,005,766	$1,011,017	(0.5)%

Gross margin	7.20%	6.63%
Non-GAAP gross margin	7.20%	6.68%
Our gross margin is affected by a variety of factors, including competition, selling prices, mix of products, the percentage of revenue that is presented on a net basis, product costs along with rebate and discount programs from our suppliers, reserves or settlement adjustments, freight costs, inventory losses and fluctuations in revenue.
Our gross profit increased during the three months ended February 29, 2024, compared to the prior year period, primarily due to our improved gross margin along with a decrease in purchase accounting adjustments related to the Merger, partially offset by the decrease in revenues. Our gross margin increased during the three months ended February 29, 2024, compared to the prior year period, primarily due to margin expansion in strategic technologies, the presentation of additional revenues on a net basis which positively impacted our gross margin by approximately 23 basis points, and the decrease in purchase accounting adjustments related to the Merger.
During the three months ended February 29, 2024, non-GAAP gross profit decreased, as compared to the prior year period, primarily due to the decrease in revenues, partially offset by an improvement in gross margin. During the three months ended February 29, 2024, non-GAAP gross margin increased, as compared to the prior year period, primarily due to margin expansion in strategic technologies and the presentation of additional revenues on a net basis.

Selling, General and Administrative Expenses

	Three Months Ended
	February 29, 2024	February 28, 2023	Percent Change

	(in thousands)
Selling, general and administrative expenses	$671,545	$654,223	2.6%
Percentage of revenue	4.81%	4.32%
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
During the three months ended February 29, 2024, selling, general and administrative expenses increased, compared to the prior year period, primarily due to higher personnel costs. Selling, general and administrative expenses increased as a percentage of revenue, compared to the prior year period, primarily due to a decrease in revenue and higher personnel costs. A greater percentage of our revenue was presented on a net basis which contributed to the increase in selling, general and administrative expenses as a percentage of revenue by approximately 15 basis points.
Acquisition, Integration and Restructuring Costs
Acquisition, integration and restructuring costs are primarily comprised of costs related to the Merger, along with $3.5 million of costs in fiscal year 2023 related to the Global Business Optimization 2 Program initiated by Tech Data prior to the Merger (the “GBO 2 Program”). The GBO 2 Program was completed in fiscal year 2023.
The Merger
We incurred acquisition, integration and restructuring costs related to the completion of the Merger, including professional services costs, personnel and other costs, long-lived assets charges and termination fees, and stock-based compensation expense. Professional services costs are primarily comprised of IT and other consulting services, as well as legal expenses. Personnel and other costs are primarily comprised of costs related to retention and other bonuses, severance and duplicative labor costs. Long-lived assets charges and termination fees include $0.4 million and $6.2 million recorded during the three months ended February 29, 2024 and February 28, 2023, respectively due to changes in asset useful lives in conjunction with the consolidation of certain IT systems, along with $6.6 million and $10.2 million recorded during the three months ended February 29, 2024 and February 28, 2023, respectively for termination fees related to certain IT systems. Stock-based compensation expense primarily relates to costs associated with the conversion of certain Tech Data performance-based equity awards issued prior to the Merger into restricted shares of TD SYNNEX (refer to Note 4 – Share-Based Compensation to the Consolidated Financial Statements in Part I, Item 1 of this Report for further information) and expenses for certain restricted stock awards issued in conjunction with the Merger.
In July 2023, we offered a voluntary severance program ("VSP") to certain co-workers in the United States as part of our cost optimization efforts related to the Merger. We incurred $7.2 million of costs in connection with the VSP during the three months ended February 29, 2024, including $6.0 million of severance costs and $1.2 million of duplicative labor costs.

During the three months ended February 29, 2024 and February 28, 2023, acquisition and integration expenses related to the Merger were composed of the following:

	Three Months Ended
	February 29, 2024	February 28, 2023

	(in thousands)
Professional services costs	$9,429	$6,810
Personnel and other costs	7,963	13,007
Long-lived assets charges and termination fees	7,037	16,376
Stock-based compensation	—	11,521
Voluntary severance program costs	7,220	—
Total	$31,649	$47,714
During the three months ended February 29, 2024, acquisition and integration expenses related to the Merger decreased, compared to the prior year period, primarily due to decreases in stock-based compensation expense and long-lived assets charges and termination fees, partially offset by voluntary severance program costs.
Operating Income
The following tables provide an analysis of operating income and non-GAAP operating income on a consolidated and regional basis as well as a reconciliation of operating income to non-GAAP operating income on a consolidated and regional basis for the three months ended February 29, 2024 and February 28, 2023:

	Three Months Ended
	February 29, 2024	February 28, 2023	Percent Change

Non-GAAP operating income & non-GAAP operating margin - Consolidated	(in thousands)
Revenue	$13,975,253	$15,125,371

Operating income	$302,572	$298,162	1.5%
Acquisition, integration and restructuring costs	31,649	51,182
Amortization of intangibles	72,877	73,023
Share-based compensation	17,490	13,074
Purchase accounting adjustments	—	7,450
Non-GAAP operating income	$424,588	$442,891	(4.1)%

GAAP operating margin	2.17%	1.97%
Non-GAAP operating margin	3.04%	2.93%
Consolidated operating income increased during the three months ended February 29, 2024, compared to the prior year period, primarily due to decreases in acquisition, integration, and restructuring costs and the improvement in gross margin due to margin expansion in strategic technologies, partially offset by the decline in revenues and higher personnel costs.
Consolidated operating margin increased during the three months ended February 29, 2024, compared to the prior year period, primarily due to the improvement in gross margin due to margin expansion in strategic technologies, the presentation of additional revenues on a net basis, and decreases in acquisition, integration, and restructuring costs, partially offset by higher selling, general and administrative expenses as a percentage of revenue due to the decline in revenues and higher personnel costs.
Consolidated non-GAAP operating income decreased during the three months ended February 29, 2024, compared to the prior year period, primarily due to the decline in revenues and higher personnel costs, partially offset by an increase in gross margin due to margin expansion in strategic technologies.

Consolidated non-GAAP operating margin increased during the three months ended February 29, 2024, compared to the prior year period, primarily due to an increase in gross margin due to margin expansion in strategic technologies and the presentation of additional revenues on a net basis, partially offset by higher selling, general and administrative expenses as a percentage of revenue due to the decline in revenues and higher personnel costs.

	Three Months Ended
	February 29, 2024	February 28, 2023	Percent Change

Non-GAAP operating income & non-GAAP operating margin - Americas	(in thousands)
Revenue	$7,903,096	$8,638,704

Operating income	$159,682	$179,505	(11.0)%
Acquisition, integration and restructuring costs	27,372	35,133
Amortization of intangibles	41,453	42,414
Share-based compensation	11,798	9,362
Non-GAAP operating income	$240,305	$266,414	(9.8)%

GAAP operating margin	2.02%	2.08%
Non-GAAP operating margin	3.04%	3.08%
Americas operating income, on both a GAAP and non-GAAP basis, decreased during the three months ended February 29, 2024, as compared to the prior year period, primarily due to the decrease in revenues in the region.
Americas operating margin, on both a GAAP and non-GAAP basis, decreased during the three months ended February 29, 2024, compared to the prior year period, primarily due to higher selling, general and administrative expenses as a percentage of revenue due to the decrease in revenues, partially offset by increased gross margin due to the presentation of additional revenues on a net basis.

	Three Months Ended
	February 29, 2024	February 28, 2023	Percent Change

Non-GAAP operating income & non-GAAP operating margin - Europe	(in thousands)
Revenue	$5,117,252	$5,520,437

Operating income	$108,325	$88,205	22.8%
Acquisition, integration and restructuring costs	3,952	14,583
Amortization of intangibles	30,802	29,985
Share-based compensation	4,763	3,176
Purchase accounting adjustments	—	7,450
Non-GAAP operating income	$147,842	$143,399	3.1%

GAAP operating margin	2.12%	1.60%
Non-GAAP operating margin	2.89%	2.60%
Europe operating income increased during the three months ended February 29, 2024, compared to the prior year period, primarily due to an increase in gross margin due to margin expansion in strategic technologies, along with decreases in acquisition, integration and restructuring costs and purchase accounting adjustments, partially offset by the decline in revenues and an increase in personnel costs.

Europe operating margin increased during the three months ended February 29, 2024, compared to the prior year period, primarily due to an increase in gross margin due to margin expansion in strategic technologies and the presentation of additional revenues on a net basis, along with decreases in acquisition, integration and restructuring costs and purchase accounting adjustments, partially offset by higher selling, general and administrative expenses as a percentage of revenue due to the decrease in revenues and higher personnel costs.
Europe non-GAAP operating income increased during the three months ended February 29, 2024, compared to the prior year period, primarily due to an increase in gross margin due to margin expansion in strategic technologies, partially offset by the decline in revenues and an increase in personnel costs.
Europe non-GAAP operating margin increased during the three months ended February 29, 2024, compared to the prior year period, primarily due to an increase in gross margin due to margin expansion in strategic technologies and the presentation of additional revenues on a net basis, partially offset by higher selling, general and administrative expenses as a percentage of revenue due to the decrease in revenues and higher personnel costs.

	Three Months Ended
	February 29, 2024	February 28, 2023	Percent Change

Non-GAAP operating income & non-GAAP operating margin - APJ	(in thousands)
Revenue	$954,905	$966,230

Operating income	$34,565	$30,452	13.5%
Acquisition, integration and restructuring costs	325	1,466
Amortization of intangibles	622	624
Share-based compensation	929	536
Non-GAAP operating income	$36,441	$33,078	10.2%

GAAP operating margin	3.62%	3.15%
Non-GAAP operating margin	3.82%	3.42%
During the three months ended February 29, 2024, APJ operating income and margin increased, on both a GAAP and non-GAAP basis, compared to the prior year period, primarily due to increased gross profit and gross margin in the region due to margin expansion in strategic technologies.
Interest Expense and Finance Charges, Net

	Three Months Ended
	February 29, 2024	February 28, 2023	Percent Change

	(in thousands)
Interest expense and finance charges, net	$75,891	$80,200	(5.4)%
Percentage of revenue	0.54%	0.53%
Amounts recorded in interest expense and finance charges, net, consist primarily of interest expense paid on our Senior Notes, our lines of credit, our accounts receivable securitization facility and our term loans, and fees associated with the sale of accounts receivable, partially offset by income earned on our cash investments.
During the three months ended February 29, 2024, our interest expense and finance charges, net decreased, compared to the prior year period, primarily due to higher income earned on our cash investments, partially offset by increased costs associated with the sale of accounts receivable due to higher discount fees, which totaled $16.0 million in the three months ended February 29, 2024, compared to $11.7 million in the three months ended February 28, 2023.

Other Expense, Net

	Three Months Ended
	February 29, 2024	February 28, 2023	Change in Dollars

	(in thousands)
Other expense, net	$2,884	$156	$2,728
Percentage of revenue	0.03%	—%
Amounts recorded as other expense, net include foreign currency transaction gains and losses on certain financing transactions and the related derivative instruments used to hedge such financing transactions, the cost of hedging, investment gains and losses, and other non-operating gains and losses, such as settlements received from class action lawsuits.
During the three months ended February 29, 2024, our other expense, net increased, compared to the prior year period, primarily due to increased hedging costs.
Provision for Income Taxes

	Three Months Ended
	February 29, 2024	February 28, 2023	Percent Change

	(in thousands)
Provision for income taxes	$51,669	$50,786	1.7%
Percentage of income before income taxes	23.09%	23.32%
Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions. Income taxes for the interim periods presented have been included in the accompanying Consolidated Financial Statements on the basis of an estimated annual effective tax rate.
During the three months ended February 29, 2024, our income tax expense slightly increased, compared to the prior year period, primarily due to higher income during the period, partially offset by a slightly lower effective tax rate. The effective tax rate was slightly lower during the three months ended February 29, 2024 as compared to the three months ended February 28, 2023, primarily due to the relative mix of earnings and losses within the taxing jurisdictions in which we operate.
Net Income and Diluted EPS
The following tables present net income and diluted EPS as well as a reconciliation of our most comparable GAAP measures to the related non-GAAP measures presented:

	Three Months Ended
	February 29, 2024	February 28, 2023

Non-GAAP net income - Consolidated	(in thousands)
Net Income	$172,128	$167,020
Acquisition, integration and restructuring costs	31,649	53,424
Amortization of intangibles	72,877	73,023
Share-based compensation	17,490	13,074
Purchase accounting adjustments	—	7,450
Income taxes related to the above	(27,921)	(34,756)
Non-GAAP net income	$266,223	$279,235

	Three Months Ended
Non-GAAP diluted EPS	February 29, 2024	February 28, 2023
Diluted EPS(1)	$1.93	$1.75
Acquisition, integration and restructuring costs	0.36	0.56
Amortization of intangibles	0.81	0.76
Share-based compensation	0.20	0.14
Purchase accounting adjustments	—	0.08
Income taxes related to the above	(0.31)	(0.36)
Non-GAAP diluted EPS	$2.99	$2.93
_________________________
(1) Diluted EPS is calculated using the two-class method. Unvested restricted stock awards granted to employees are considered participating securities. For purposes of calculating Diluted EPS, net income allocated to participating securities was approximately 0.9% and 0.8% of net income for the three months ended February 29, 2024 and February 28, 2023, respectively.
Liquidity and Capital Resources
Cash Conversion Cycle

		Three Months Ended
		February 29, 2024	November 30, 2023	February 28, 2023

		(Amounts in thousands)
Days sales outstanding ("DSO")
Revenue	(a)	$13,975,253	$14,407,306	$15,125,371
Accounts receivable, net	(b)	8,902,803	10,297,814	9,357,059
Days sales outstanding	(c) = ((b)/(a))*the number of days during the period	58	65	56

Days inventory outstanding ("DIO")
Cost of revenue	(d)	$12,969,487	$13,388,727	$14,121,804
Inventories	(e)	7,091,146	7,146,274	8,372,834
Days inventory outstanding	(f) = ((e)/(d))*the number of days during the period	50	49	53

Days payable outstanding ("DPO")
Cost of revenue	(g)	$12,969,487	$13,388,727	$14,121,804
Accounts payable	(h)	12,372,749	13,347,281	12,997,681
Days payable outstanding	(i) = ((h)/(g))*the number of days during the period	87	91	83

Cash conversion cycle ("CCC")	(j) = (c)+(f)-(i)	21	23	26

Cash Flows
Our business is working capital intensive. Our working capital needs are primarily to finance accounts receivable and inventory. We rely heavily on term loans, sales of accounts receivable, our securitization program, our revolver programs and net trade credit from vendors for our working capital needs. We have financed our growth and cash needs to date primarily through cash generated from operations and financing activities. As a general rule, when sales volumes are increasing, our net investment in working capital dollars typically increases, which generally results in decreased cash flow generated from operating activities. Conversely, when sales volumes decrease, our net investment in working capital dollars typically decreases, which generally results in increases in cash flows generated from operating activities. We calculate CCC as days of the last fiscal quarter’s revenue outstanding in accounts receivable plus days of supply on hand in inventory, less days of the last fiscal quarter’s cost of revenue outstanding in accounts payable. Our CCC was 21 days and 23 days as of February 29, 2024 and November 30, 2023, respectively. Our CCC decreased as compared to November 30, 2023 primarily due to a decrease in DSO partially offset by a decrease in DPO, as both our accounts receivable and accounts payable balances declined due to the timing of cash receipts and payments. Our CCC was 21 days and 26 days as of February 29, 2024 and February 28, 2023, respectively. The decrease was primarily due to an increase in our DPO related to the timing of payments, along with a decrease in our DIO due to a decline in our inventory balances which were higher in the prior year as a result of strategic inventory purchases that occurred during fiscal year 2022.
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
Operating Activities
Net cash provided by operating activities was $384.7 million during the three months ended February 29, 2024, compared to net cash used in operating activities of $102.8 million during the three months ended February 28, 2023. The increase in net cash provided by operating activities was primarily due to a decrease in accounts receivable during the three months ended February 29, 2024 related to timing of cash receipts, partially offset by a decrease in inventory during the three months ended February 28, 2023 due to the ongoing sell-through of strategic inventory purchases that occurred during fiscal year 2022.
Investing Activities
Net cash used in investing activities during the three months ended February 29, 2024 and February 28, 2023 was $67.9 million and $34.2 million, respectively. The increase in cash used in investing activities is primarily due to cash paid for the acquisition of a business of $28.4 million.
Financing Activities
Net cash used in financing activities during the three months ended February 29, 2024 was $311.2 million as compared to net cash provided by financing activities during the three months ended February 28, 2023 of $129.5 million. The increase in cash used in financing activities is primarily due to a decrease in net short-term borrowings needed to fund working capital requirements, which totaled $56.1 million of net repayments during the three months ended February 29, 2024 compared to $303.3 million of net borrowings during the three months ended February 28, 2023. Additionally, there was an increase in repurchases of common stock under our share repurchase program, which totaled $199.2 million during the three months ended February 29, 2024, compared to $114.8 million during the three months ended February 28, 2023.
We believe our current cash balances, cash flows from operations and credit availability are sufficient to support our operating activities for at least the next twelve months.
Capital Resources
Our cash and cash equivalents totaled $1.0 billion as of February 29, 2024 and November 30, 2023. Our cash and cash equivalents held by international subsidiaries are no longer subject to U.S. federal tax on repatriation into the United States. Repatriation of some foreign balances is restricted by local laws. If in the future we repatriate foreign cash back to the United States, we will report in our Consolidated Financial Statements the impact of state and withholding taxes depending upon the planned timing and manner of such repatriation. Presently, we believe we have sufficient resources, cash flow and liquidity within the United States to fund current and expected future working capital, investment and other general corporate funding requirements.

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
Credit Facilities and Borrowings
In the United States, we have an accounts receivable securitization program to provide additional capital for our operations (the "U.S. AR Arrangement"). Under the terms of the U.S. AR Arrangement, we and our subsidiaries that are party to the U.S. AR Arrangement can borrow up to a maximum of $1.5 billion based upon eligible trade accounts receivable. The U.S. AR Arrangement, as amended December 11, 2023 and March 29, 2024, has a maturity date of December 2025. We also have a credit agreement, dated as of April 16, 2021 and amended May 22, 2023 (as amended, the "TD SYNNEX Credit Agreement"), pursuant to which we received commitments for the extension of a senior unsecured revolving credit facility not to exceed an aggregate principal amount of $3.5 billion, which revolving credit facility (the "TD SYNNEX revolving credit facility") may, at our request but subject to the lenders' discretion, potentially be increased by up to an aggregate amount of $500.0 million. The TD SYNNEX Credit Agreement also includes a $1.5 billion term loan facility that was fully funded in connection with the Merger. The TD SYNNEX Credit Agreement has a maturity date of September 2026 and, in the case of the TD SYNNEX revolving credit facility, subject to two one-year extensions upon our prior notice to the lenders and the agreement of the lenders to extend such maturity date. The outstanding amount of our borrowings under the U.S. AR Arrangement and the TD SYNNEX revolving credit facility may fluctuate in response to changes in our working capital and other liquidity requirements. There were no amounts outstanding under the U.S. AR Arrangement or the TD SYNNEX revolving credit facility at February 29, 2024 or November 30, 2023.
We have various other committed and uncommitted lines of credit with financial institutions, finance leases, short-term loans, term loans, credit facilities and book overdraft facilities, totaling approximately $577.3 million in borrowing capacity as of February 29, 2024. Our borrowings on these facilities vary within the period primarily based on changes in our working capital. There was $151.8 million outstanding on these facilities at February 29, 2024, at a weighted average interest rate of 6.24%, and there was $208.7 million outstanding on these facilities at November 30, 2023, at a weighted average interest rate of 7.52%.
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
We had total outstanding borrowings of approximately $4.0 billion and $4.1 billion as of February 29, 2024 and November 30, 2023, respectively. Our outstanding borrowings include Senior Notes of $2.5 billion at both February 29, 2024 and November 30, 2023, and term loans under the term loan facility of the TD SYNNEX Credit Agreement of approximately $1.3 billion and $1.4 billion at February 29, 2024 and November 30, 2023, respectively. For additional information on our borrowings, see Note 10 - Borrowings to the Consolidated Financial Statements included in Part I, Item 1 of this Report. With respect to our $700.0 million of 1.25% Senior Notes due August 9, 2024, we are currently assessing our debt structure ahead of the maturity date, and our current intention is to refinance some or all of that debt prior to its maturity.
Accounts Receivable Purchase Agreements
We have uncommitted accounts receivable purchase agreements under which trade accounts receivable owed by certain customers may be acquired, without recourse, by certain financial institutions. Available capacity under these programs is dependent upon the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. In addition, certain of these programs also require that we continue to service, administer and collect the sold accounts receivable. At February 29, 2024 and November 30, 2023, we had a total of $1.2 billion and $864.6 million, respectively, of trade accounts receivable sold to and held by financial institutions under these programs. Discount fees for these programs totaled $16.0 million in the three months ended February 29, 2024 and $11.7 million in the three months ended February 28, 2023, respectively.

Share Repurchase Program
In January 2023, the Board of Directors authorized a three-year $1.0 billion share repurchase program pursuant to which we may repurchase our outstanding common stock from time to time in the open market or through privately negotiated transactions. We repurchased 2.0 million shares of common stock for $199.2 million and 1.2 million shares of common stock for $114.8 million in the three months ended February 29, 2024 and February 28, 2023, respectively. As of February 29, 2024, we had $196.7 million available for future repurchases of our common stock.
In March 2024, the Board of Directors authorized a new $2.0 billion share repurchase program, supplementing the existing program of which $196.7 million remains, pursuant to which the Company may repurchase its outstanding common stock from time to time in the open market or through privately negotiated transactions, including pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The new March 2024 share repurchase authorization does not have an expiration date. For additional information on our share repurchase program, see Note 5 - Stockholders' Equity to the Consolidated Financial Statements included in Part I, Item 1 of this Report.
Covenant Compliance
Our credit facilities have a number of covenants and restrictions that require us to maintain specified financial ratios. They also limit our (or our subsidiaries', as applicable) ability to incur additional debt or liens, enter into agreements with affiliates, modify the nature of our business, and merge or consolidate. As of February 29, 2024, we were in compliance with the financial covenant requirements for the above arrangements.
Related Party Transactions
For a summary of related party transactions, see Note 13 - Related Party Transactions to the Consolidated Financial Statements, which can be found under Part I, Item 1 of this Report.
Critical Accounting Policies and Estimates
During the three months ended February 29, 2024, there were no material changes to our critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2023.
Recently Issued Accounting Pronouncements
For a summary of recent accounting pronouncements and the anticipated effects on our consolidated financial statements, see Note 2 - Summary of Significant Accounting Policies to the Consolidated Financial Statements, which can be found under Part I, Item 1 of this Report.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
For a description of the Company’s market risks, see “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2023.
No material changes have occurred in our market risks since November 30, 2023.

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

PART II - OTHER INFORMATION
ITEM 1A. Risk Factors
You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended November 30, 2023. There have been no material changes to the risk factors disclosed in our 2023 Annual Report on Form 10-K.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
In January 2023, our Board of Directors authorized a three-year $1.0 billion share repurchase program (the "share repurchase program") pursuant to which we may repurchase our outstanding common stock from time to time in the open market or through privately negotiated transactions.
On January 31, 2024, we announced the closing of a secondary public offering (the "January Offering") of an aggregate of 8.8 million shares (which includes approximately 1.1 million additional shares that underwriters had the option to purchase) of our common stock that were sold by certain entities managed by affiliates of Apollo Global Management, Inc (the "Selling Stockholders"). All the shares in the January Offering were sold by the Selling Stockholders. We did not receive any of the proceeds from the sale of shares by the Selling Stockholders in the January Offering. Also pursuant to the related underwriting agreement, we repurchased approximately 1.4 million shares of our common stock from the underwriters as part of the January Offering, at a repurchase price of $100.50 per share, resulting in a purchase price of approximately $138.2 million (the "January Concurrent Share Repurchase"). The January Concurrent Share Repurchase was made under our existing $1.0 billion share repurchase program, and is included within the activity for the month of January shown in the table below.
The following table presents information with respect to purchases of common stock by the Company under the share repurchase program during the quarter ended February 29, 2024:

	Issuer Purchases of Equity Securities (amounts in thousands except for per share amounts)
Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or program	Maximum dollar value of shares that may yet be purchased under the plans or programs
December 1 - December 31, 2023	282	$104.16	282	$366,538
January 1 - January 31, 2024	1,633	101.21	1,633	201,258
February 1 - February 29, 2024	46	100.00	46	196,658
Total	1,961	$101.60	1,961
_________________________
(1) Excludes excise taxes, whether accrued or paid, and excludes broker's commissions.
In March 2024, the Board of Directors authorized a new $2.0 billion share repurchase program, supplementing the amount remaining under the existing program, pursuant to which we may repurchase our outstanding common stock from time to time in the open market or through privately negotiated transactions, including pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The new March 2024 share repurchase authorization does not have an expiration date.
On March 27, 2024, we announced a secondary public offering (the "March Offering") of an aggregate of 12.1 million shares of our common stock (which includes approximately 1.6 million shares that underwriters had the option to purchase) that were sold by the Selling Stockholders. All the shares in the March Offering were sold by the Selling Stockholders. We did not receive any of the proceeds from the sale of shares by the Selling Stockholders in the March Offering. Also pursuant to the related underwriting agreement, we repurchased 500 thousand shares of our common stock from the underwriters as part of the March Offering (the "March Concurrent Share Repurchase") at a repurchase price of $108.60 per share, resulting in a purchase price of $54.3 million. The March Concurrent Share Repurchase was made under our existing share repurchase program.

ITEM 5. Other Information
On March 29, 2024, the Company, and its subsidiary SIT Funding Corporation (“SIT”), which is the borrower thereunder, amended the Company's accounts receivable securitization program (the “Trade Receivables Securitization”) by entering into Amendment No. 4 (the “Amendment”) to the Fifth Amended and Restated Receivables Funding and Administration Agreement (the “RFA”), among the Company, SIT, the lenders and managing agents party thereto, and The Toronto-Dominion Bank Ltd., as administrative agent. The Amendment (i) provides that the Dilution Trigger Ratio has no effect for the period from March 31, 2024 to April 22, 2024, (ii) provides that on and after April 22, 2024, no termination event relating to the Dilution Trigger Ratio will occur if at the time of such event the outstanding principal amount is zero, and (iii) provides SIT will not be permitted to draw on the facility at any time the Dilution Trigger Ratio is above 5.75% (the current threshold for a termination event). The foregoing description of the Amendment is qualified in its entirety by reference to the Amendment which is attached hereto and filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Trading Arrangements
During the three months ended February 29, 2024, none of the Company's directors or officers adopted, amended, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as those terms are defined in Regulation S-K, Item 408.

ITEM 6. Exhibits

Exhibit Number	Description of Document

1.1
Underwriting Agreement, dated as of January 29, 2024, among TD SYNNEX Corporation, the selling stockholders named therein and the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on January 31, 2024).

3(i).1	Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(i).1 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2022).

3(ii).1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3(ii).1 to the Company’s Annual Report on Form 10-K filed on January 24, 2023).

10.1#	Offer Letter dated November 28, 2023, by and between TD SYNNEX and Patrick Zammit (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 30, 2023).

10.2+
Second Omnibus Amendment to the Fifth Amended and Restated Receivables Funding and Administration Agreement and the Third Amended and Restated Receivables Sale and Servicing Agreement, dated as of December 11, 2023 by and among TD SYNNEX Corporation, SIT Funding Corporation, the originators party thereto, the lenders party thereto and the Toronto-Dominion Bank, as agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 14, 2023).

10.3+
Fourth Amendment to the Fifth Amended and Restated Receivables Funding and Administration Agreement, dated as of March 29, 2024 by and among TD SYNNEX Corporation, SIT Funding Corporation, the originators party thereto, the lenders party thereto and the Toronto-Dominion Bank, as agent.

10.4#	Advisor Agreement with Duane Zitzner dated March 21, 2024.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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
Date: April 4, 2024
TD SYNNEX CORPORATION

By:	/s/ Richard T. Hume
Richard T. Hume
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

By:	/s/ Marshall W. Witt
Marshall W. Witt
Chief Financial Officer
(Duly authorized officer and principal financial officer)