Form 10-Q
period 2024-05-31
TD SYNNEX CORP
filed 2024-07-03
CIK 1177394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2024
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
(510) 668-3400
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 26, 2024
Common Stock, $0.001 par value	85,459,663

TD SYNNEX CORPORATION
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
TD SYNNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(currency and share amounts in thousands, except par value)
(unaudited)

	May 31, 2024	November 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,173,648	$1,033,776
Accounts receivable, net	8,852,525	10,297,814
Receivables from vendors, net	830,736	964,334
Inventories	7,098,247	7,146,274
Other current assets	628,556	642,238
Total current assets	18,583,712	20,084,436
Property and equipment, net	462,948	450,024
Goodwill	3,902,875	3,904,170
Intangible assets, net	4,087,742	4,244,314
Other assets, net	678,517	729,870
Total assets	$27,715,794	$29,412,814

LIABILITIES AND EQUITY
Current liabilities:
Borrowings, current	$860,106	$983,585
Accounts payable	12,134,581	13,347,281
Other accrued liabilities	1,708,375	2,407,896
Total current liabilities	14,703,062	16,738,762
Long-term borrowings	3,735,592	3,099,193
Other long-term liabilities	455,304	498,656
Deferred tax liabilities	865,376	893,021
Total liabilities	19,759,334	21,229,632
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 200,000 shares authorized, 99,012 shares issued as of both May 31, 2024 and November 30, 2023	99	99
Additional paid-in capital	7,446,829	7,435,274
Treasury stock, 14,348 and 10,343 shares as of May 31, 2024 and November 30, 2023, respectively	(1,388,845)	(949,714)
Accumulated other comprehensive loss	(552,284)	(507,248)
Retained earnings	2,450,661	2,204,771
Total stockholders' equity	7,956,460	8,183,182
Total liabilities and equity	$27,715,794	$29,412,814
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(currency and share amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Revenue	$13,947,908	$14,062,124	$27,923,161	$29,187,495
Cost of revenue	(12,974,361)	(13,098,714)	(25,943,848)	(27,220,518)
Gross profit	973,547	963,410	1,979,313	1,966,977
Selling, general and administrative expenses	(671,714)	(673,698)	(1,343,259)	(1,327,921)
Acquisition, integration and restructuring costs	(37,885)	(36,829)	(69,534)	(88,011)
Operating income	263,948	252,883	566,520	551,045
Interest expense and finance charges, net	(76,701)	(74,285)	(152,592)	(154,485)
Other expense, net	(3,091)	(4,164)	(5,975)	(4,320)
Income before income taxes	184,156	174,434	407,953	392,240
Provision for income taxes	(40,551)	(41,347)	(92,220)	(92,133)
Net income	$143,605	$133,087	$315,733	$300,107
Earnings per common share:
Basic	$1.67	$1.41	$3.61	$3.18
Diluted	$1.66	$1.41	$3.60	$3.17
Weighted-average common shares outstanding:
Basic	85,453	93,385	86,655	93,805
Diluted	85,869	93,643	87,019	94,074
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(currency in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Net income	$143,605	$133,087	$315,733	$300,107
Other comprehensive (loss) income:
Unrealized (losses) gains on cash flow hedges during the period, net of tax benefit (expense) of $0 and $53 for the three months ended May 31, 2024 and 2023, respectively, and $0 and $(235) for the six months ended May 31, 2024 and 2023, respectively	—	(164)	—	702
Reclassification of net (gains) on cash flow hedges to net income, net of tax expense of $0 and $602 for the three months ended May 31, 2024 and 2023, respectively, and $0 and $886 for the six months ended May 31, 2024 and 2023, respectively	—	(1,843)	—	(2,697)
Total change in unrealized losses on cash flow hedges, net of taxes	—	(2,007)	—	(1,995)
Foreign currency translation adjustments and other, net of tax benefit (expense) of $690 and $1,629 for the three months ended May 31, 2024 and May 31, 2023, respectively, and $(658) and $3,548 for the six months ended May 31, 2024 and 2023, respectively	(13,212)	62,610	(45,036)	146,699
Other comprehensive (loss) income	(13,212)	60,603	(45,036)	144,704
Comprehensive income	$130,393	$193,690	$270,697	$444,811
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(currency in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Total Stockholders' equity, beginning balance	$8,102,175	$8,148,586	$8,183,182	$8,025,506

Common stock and additional paid-in capital:
Beginning balance	7,438,919	7,400,851	7,435,373	7,374,199
Share-based compensation	13,430	18,687	30,920	43,282
Common stock issued and treasury stock reissued for employee benefit plans	(5,421)	3,277	(19,365)	5,334
Ending balance	7,446,928	7,422,815	7,446,928	7,422,815

Treasury stock:
Beginning balance	(1,138,919)	(458,698)	(949,714)	(337,217)
Repurchases of common stock for tax withholdings on equity awards	(1,489)	(1,084)	(6,287)	(7,765)
Reissuance of treasury stock for employee benefit plans	8,201	—	24,872	—
Repurchases of common stock	(256,638)	(61,375)	(457,716)	(176,175)
Ending balance	(1,388,845)	(521,157)	(1,388,845)	(521,157)

Retained earnings:
Beginning balance	2,341,247	1,842,042	2,204,771	1,708,234
Net income	143,605	133,087	315,733	300,107
Cash dividends declared	(34,191)	(33,011)	(69,843)	(66,223)
Ending balance	2,450,661	1,942,118	2,450,661	1,942,118

Accumulated other comprehensive loss:
Beginning balance	(539,072)	(635,609)	(507,248)	(719,710)
Other comprehensive (loss) income	(13,212)	60,603	(45,036)	144,704
Ending balance	(552,284)	(575,006)	(552,284)	(575,006)

Total stockholders' equity, ending balance	$7,956,460	$8,268,770	$7,956,460	$8,268,770

Cash dividends declared per share	$0.40	$0.35	$0.80	$0.70
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(currency in thousands)
(unaudited)

	Six Months Ended
	May 31, 2024	May 31, 2023
Cash flows from operating activities:
Net income	$315,733	$300,107
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	206,906	209,632
Share-based compensation	30,920	43,282
Provision for doubtful accounts	4,922	19,511
Other	5,639	1,745
Changes in operating assets and liabilities, net of acquisition of businesses:
Accounts receivable, net	1,385,250	1,204,467
Receivables from vendors, net	128,921	(153,380)
Inventories	24,836	1,339,409
Accounts payable	(1,145,971)	(2,063,255)
Other operating assets and liabilities	(687,155)	(296,768)
Net cash provided by operating activities	270,001	604,750
Cash flows from investing activities:
Purchases of property and equipment	(78,910)	(67,609)
Acquisition of businesses, net of cash acquired	(26,238)	—
Other	4,351	3,071
Net cash used in investing activities	(100,797)	(64,538)
Cash flows from financing activities:
Dividends paid	(69,843)	(66,223)
Proceeds from issuance of common stock and reissuances of treasury stock	5,507	5,334
Repurchases of common stock	(453,375)	(174,791)
Repurchases of common stock for tax withholdings on equity awards	(6,287)	(7,765)
Net (repayments) borrowings on revolving credit loans	(45,433)	29,424
Principal payments on long-term debt	(784,714)	(33,441)
Borrowings on long term debt	1,349,376	—
Cash paid for debt issuance costs	(12,715)	—
Other	—	375
Net cash used in financing activities	(17,484)	(247,087)
Effect of exchange rate changes on cash and cash equivalents	(11,848)	36,098
Net increase in cash and cash equivalents	139,872	329,223
Cash and cash equivalents at beginning of period	1,033,776	522,856
Cash and cash equivalents at end of period	$1,173,648	$852,079
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2024 and 2023
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
The accompanying interim unaudited Consolidated Financial Statements as of May 31, 2024 and for the three and six months ended May 31, 2024 and May 31, 2023 have been prepared by the Company, without audit, in accordance with the rules and regulations of the United States ("U.S.") Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2023.
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
The Company’s cash and cash equivalents and derivative instruments are transacted and maintained with financial institutions with high credit standing, and their compositions and maturities are regularly monitored by management. Through May 31, 2024, the Company has not experienced any material credit losses on such deposits and derivative instruments.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2024 and 2023
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
The following table provides revenue generated from products purchased from vendors that exceeded 10% of our consolidated revenue for the periods indicated (as a percent of consolidated revenue):

	Three Months Ended		Six Months Ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Apple, Inc.	11%	N/A (1)	12%	10%
Cisco Systems, Inc.	N/A (1)	10%	N/A (1)	N/A (1)
HP Inc.	10%	10%	N/A (1)	N/A (1)
_________________________
(1) Revenue generated from products purchased from this vendor was less than 10% of consolidated revenue during the period presented.
One customer accounted for 12% and 11% of the Company's total revenue during the three and six months ended both May 31, 2024 and May 31, 2023, respectively. As of May 31, 2024 and November 30, 2023, no single customer comprised more than 10% of the consolidated accounts receivable balance.
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

The Company has uncommitted accounts receivable purchase agreements with global financial institutions under which trade accounts receivable of certain customers and their affiliates may be acquired, without recourse, by the financial institutions. Available capacity under these programs is dependent on the level of the Company’s trade accounts receivable with these customers and the financial institutions’ willingness to purchase such receivables. In addition, certain of these programs also require that the Company continue to service, administer and collect the sold accounts receivable. As of May 31, 2024 and November 30, 2023, accounts receivable sold to and held by the financial institutions under these programs were $1.2 billion and $864.6 million, respectively. Discount fees related to the sale of trade accounts receivable under these facilities are included in “Interest expense and finance charges, net” in the Consolidated Statements of Operations. Discount fees for these programs totaled $16.6 million and $32.6 million in the three and six months ended May 31, 2024, respectively, and $12.0 million and $23.7 million for the three and six months ended May 31, 2023, respectively.
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
For the three and six months ended May 31, 2024 and 2023
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
The Company recognizes revenue from the sale of IT hardware and software as control is transferred to customers, which is at the point in time when the product is shipped or delivered. The Company accounts for a contract with a customer when it has written approval, the contract is committed, the rights of the parties, including payment terms, are identified, the contract has commercial substance and consideration is probable of collection. Binding purchase orders from customers together with agreement to the Company's terms and conditions of sale by way of an executed agreement or other signed documents are considered to be the contract with a customer. Products sold by the Company are delivered via shipment from the Company’s facilities, drop-shipment directly from the vendor, or by electronic delivery of software products. In situations where arrangements include customer acceptance provisions, revenue is recognized when the Company can objectively verify the products comply with specifications underlying acceptance and the customer has control of the products. Revenue is presented net of taxes collected from customers and remitted to government authorities. The Company generally invoices a customer upon shipment, or in accordance with specific contractual provisions. Payments are due as per contract terms and do not contain a significant financing component. In relation to product support, supply chain management and other services performed by the Company, revenue is recognized over time as the services are performed. Service revenue represents less than 10% of the total revenue for the periods presented.
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
Recently Adopted Accounting Pronouncements

In September 2022, the FASB issued an accounting standards update, ASU 2022-04, which requires new enhanced disclosures by the buyer in supplier finance programs. Disclosures include key terms of the program, including payment terms, along with the amount of related obligations, the financial statement caption that includes such obligations, and a rollforward of activity related to the obligations during the period. The new accounting standard must be adopted retrospectively to the earliest comparative period presented, except for the rollforward requirement, which should be adopted prospectively. The Company adopted this standard during the fiscal quarter ended February 29, 2024, except for the rollforward requirement which will be effective for the Company beginning with the quarter ending February 28, 2025. The adoption of the new standard did not have an impact on the Company’s results of operations, financial condition, or cash flows. For the required disclosures of key terms and amounts outstanding under the Company’s supplier finance programs, see Note 11 – Supplier Finance Programs.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2024 and 2023
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued an accounting standards update, ASU 2023-07, which requires the following enhanced segment disclosures on an annual and interim basis: (1) significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, (2) other segment items by reportable segment and a description of its composition, and (3) the title of the chief operating decision maker, an explanation of how they use the reported measures of segment profit/loss in assessing segment performance and decide how to allocate resources, as well as clarifications if they use more than one measure of a segment’s profit or loss in assessing segment performance. The amendments in ASU 2023-07 are effective for annual periods beginning after December 15, 2023, which for the Company would be for the fiscal year ending November 30, 2025, and for subsequent interim periods. Early adoption is permitted. The Company is currently evaluating the impact the new accounting standard will have on its segment reporting disclosures in the notes to the consolidated financial statements.
In December 2023, the FASB issued an accounting standards update, ASU 2023-09, which requires enhanced income tax disclosures. The enhanced disclosures required include disclosure of specific categories and disaggregation of information in the rate reconciliation table. ASU 2023-09 also requires disclosure of disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. The amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024, which for the Company would be the fiscal year ending November 30, 2026. Early adoption is permitted and the amendments should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating the impact the new accounting standard will have on its income tax disclosures in the notes to the consolidated financial statements.
NOTE 3—ACQUISITION, INTEGRATION AND RESTRUCTURING COSTS:
Acquisition, integration and restructuring costs are primarily comprised of costs related to the Merger (as defined below), along with costs related to the Global Business Optimization 2 Program initiated by Tech Data Corporation prior to the Merger (the “GBO 2 Program”) of $3.9 million during the three and six months ended May 31, 2024 and $2.6 million and $6.1 million during the three and six months ended May 31, 2023, respectively, and $1.2 million of costs during the three and six months ended May 31, 2024 related to other acquisitions. The Company does not expect to incur additional costs under the GBO 2 Program in future periods.
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
For the three and six months ended May 31, 2024 and 2023
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
The Company incurred acquisition, integration and restructuring costs related to the completion of the Merger, including professional services costs, personnel and other costs, long-lived assets charges and termination fees, and stock-based compensation expense. Professional services costs are primarily comprised of IT and other consulting services, as well as legal expenses. Personnel and other costs are primarily comprised of costs related to retention and other bonuses, severance and duplicative labor costs. Long-lived assets charges and termination fees include accelerated depreciation and amortization expense of $5.1 million and $5.5 million recorded during the three and six months ended May 31, 2024, respectively, and $5.3 million and $11.5 million recorded during the three and six months ended May 31, 2023, respectively, due to changes in asset useful lives in conjunction with the consolidation of certain IT systems, along with $10.4 million and $17.0 million recorded during the three and six months ended May 31, 2024, respectively, and $2.3 million and $12.5 million recorded during the three and six months ended May 31, 2023, respectively, for termination fees related to certain IT systems. Stock-based compensation expense primarily relates to costs associated with the conversion of certain Tech Data performance-based equity awards issued prior to the Merger into restricted shares of TD SYNNEX (refer to Note 4 - Share-Based Compensation for further information) and expenses for certain restricted stock awards issued in conjunction with the Merger.
In July 2023, the Company offered a voluntary severance program ("VSP") to certain co-workers in the U.S. as part of the Company's cost optimization efforts related to the Merger. The Company incurred $2.9 million and $10.1 million of costs in connection with the VSP during the three and six months ended May 31, 2024, respectively, including $2.0 million and $8.0 million of severance costs and $0.9 million and $2.1 million of duplicative labor costs, respectively.
During the three and six months ended May 31, 2024 and May 31, 2023, acquisition and integration expenses related to the Merger were composed of the following:

	Three Months Ended		Six Months Ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023

	(currency in thousands)
Professional services costs	$7,058	$4,311	$16,456	$11,121
Personnel and other costs	7,316	11,275	15,279	24,282
Long-lived assets charges and termination fees	15,496	7,613	22,533	23,989
Stock-based compensation	—	11,039	—	22,560
Voluntary severance program costs	2,893	—	10,113	—
Total	$32,763	$34,238	$64,381	$81,952
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
The following tables summarize the Company's share-based awards activity for TD SYNNEX stock incentive plans during the six months ended May 31, 2024.
A summary of the changes in the Company's stock options is set forth below:

(shares in thousands)	Stock options
Balances as of November 30, 2023	594
Exercised	(74)
Balances as of May 31, 2024	520

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2024 and 2023
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
A summary of the changes in the Company's non-vested RSAs and RSUs is presented below:

(shares in thousands)	RSAs and RSUs
Non-vested as of November 30, 2023	1,307
Granted	193
Vested	(184)
Attainment adjustments(1)	(12)
Cancelled	(35)
Non-vested as of May 31, 2024	1,269
__________________
(1) During the six months ended May 31, 2024, the attainment on PRSUs vested was adjusted to reflect actual performance.
A summary of share-based compensation expense in the Consolidated Statements of Operations for TD SYNNEX stock incentive plans is presented below:

	Three Months Ended		Six Months Ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023

	(currency in thousands)
Selling, general and administrative expenses	$13,430	$7,648	$30,920	$20,722
Acquisition, integration and restructuring costs	—	1,486	—	2,978
Total share-based compensation expense	$13,430	$9,134	$30,920	$23,700
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
The restricted shares had a fair value of $127.60 per share upon closing of the Merger which was recorded as share-based compensation expense on a straight-line basis over the vesting period in “Acquisition, integration, and restructuring costs” in the Consolidated Statement of Operations. Vesting of the restricted shares was completed as of September 1, 2023, therefore there was no related share-based compensation expense recorded by the Company during the three or six months ended May 31, 2024. The Company recorded $9.5 million and $19.6 million of share-based compensation expense related to these restricted shares in “Acquisition, integration, and restructuring costs” during the three and six months ended May 31, 2023, respectively.
NOTE 5—STOCKHOLDERS' EQUITY:
Share Repurchase Program
In January 2023, the Board of Directors authorized a three-year $1.0 billion share repurchase program. In March 2024, the Board of Directors authorized a new $2.0 billion share repurchase program (the "March 2024 share repurchase program"), supplementing the $196.7 million remaining authorization under the prior program, pursuant to which the Company may repurchase its outstanding common stock from time to time in the open market or through privately negotiated transactions, including pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The March 2024 share repurchase program does not have an expiration date.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2024 and 2023
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
On January 31, 2024, March 27, 2024, and April 4, 2024, the Company announced the closing of secondary public offerings (the "Offerings"), of an aggregate of 26.2 million shares in total (which includes approximately 2.7 million of additional shares that underwriters had the option to purchase) of its common stock that were sold by certain entities managed by affiliates of Apollo Global Management, Inc (the "Selling Stockholders"). All the shares in the Offerings were sold by the Selling Stockholders. The Company did not receive any of the proceeds from the sale of shares by the Selling Stockholders in the Offerings. Also pursuant to the related underwriting agreements, the Company repurchased a total of 3.6 million shares of its common stock from the respective underwriters as part of the Offerings, for a total purchase price in the aggregate of approximately $392.3 million (the "Concurrent Share Repurchases"). The Offerings reduced the Selling Stockholders' ownership interest in the Company to zero.
The Concurrent Share Repurchases were all made under the Company's share repurchase programs described above, and are included within the caption "Shares of treasury stock purchased under share repurchase program" in the table below.
As of May 31, 2024, the Company had $1.9 billion available for future repurchases of its common stock under the March 2024 share repurchase program.
The Company's common share repurchase activity for the six months ended May 31, 2024 is summarized as follows:

(shares in thousands, except per share amounts)	Shares	Weighted-average price per share
Treasury stock balance as of November 30, 2023	10,343	$91.82
Shares of treasury stock repurchased under share repurchase program (1)	4,211	107.67
Shares of treasury stock repurchased for tax withholdings on equity awards	60	104.19
Shares of treasury stock reissued for employee benefit plans	(266)	93.40
Treasury stock balance as of May 31, 2024	14,348	$96.80
_________________________
(1) Weighted-average price per share excludes broker's commissions and excise taxes. "Repurchases of common stock" in the Consolidated Statements of Cash Flows for the six months ended May 31, 2024 excludes amounts related to accrued excise tax that is included in "Other current liabilities" and "Treasury stock" on the Consolidated Balance Sheets at May 31, 2024. Excise taxes when paid are classified as operating activities in the Consolidated Statements of Cash Flows.
Dividends
On June 25, 2024, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.40 per common share payable on July 26, 2024 to stockholders of record as of the close of business on July 12, 2024. Dividends are subject to continued capital availability and the declaration by the Board of Directors in the best interest of the Company’s stockholders.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2024 and 2023
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
NOTE 6—EARNINGS PER COMMON SHARE:
The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Six Months Ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023

	(currency and share amounts in thousands, except per share amounts)
Basic earnings per common share:
Net income attributable to common stockholders(1)	$142,280	$132,087	$312,887	$297,854
Weighted-average number of common shares - basic	85,453	93,385	86,655	93,805
Basic earnings per common share	$1.67	$1.41	$3.61	$3.18

Diluted earnings per common share:
Net income attributable to common stockholders(1)	$142,284	$132,089	$312,896	$297,859

Weighted-average number of common shares - basic	85,453	93,385	86,655	93,805
Effect of dilutive securities:
Stock options and RSUs	416	258	364	269
Weighted-average number of common shares - diluted	85,869	93,643	87,019	94,074

Diluted earnings per common share	$1.66	$1.41	$3.60	$3.17

Anti-dilutive shares excluded from diluted earnings per share calculation	137	304	179	271
_________________________
(1) RSAs granted by the Company are considered participating securities. Income available to participating securities was immaterial in all periods presented.
NOTE 7—BALANCE SHEET COMPONENTS:
Accounts receivable, net:
The following table summarizes accounts receivable, net:

	As of
	May 31, 2024	November 30, 2023

	(currency in thousands)
Accounts receivable	$8,982,916	$10,448,567
Less: Allowance for doubtful accounts	(130,391)	(150,753)
Accounts receivable, net	$8,852,525	$10,297,814

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2024 and 2023
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
Receivables from vendors, net:
The following table summarizes receivables from vendors, net:

	As of
	May 31, 2024	November 30, 2023

	(currency in thousands)
Receivables from vendors	$840,497	$976,453
Less: Allowance for doubtful accounts	(9,761)	(12,119)
Receivables from vendors, net	$830,736	$964,334
Allowance for doubtful trade receivables:
The following table summarizes the changes to the allowance for doubtful trade receivables (currency in thousands):

Balance as of November 30, 2023	$150,753
Additions	4,922
Write-offs, recoveries, reclassifications and foreign exchange translation	(25,284)
Balance as of May 31, 2024	$130,391
Allowance for receivables from vendors:
The following table summarizes the changes to the allowance for receivables from vendors (currency in thousands):

Balance as of November 30, 2023	$12,119
Charged to income	(2,255)
Write-offs, recoveries, reclassifications and foreign exchange translation	(103)
Balance as of May 31, 2024	$9,761
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
All derivatives are recognized on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded in the Consolidated Statements of Operations, or as a component of accumulated other comprehensive income (loss) ("AOCI") in the Consolidated Balance Sheets, as discussed below.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2024 and 2023
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
Cash Flow Hedges
The Company uses interest rate swap derivative contracts to economically convert a portion of its variable-rate debt to fixed-rate debt. Gains and losses on cash flow hedges are recorded in AOCI until the hedged item is recognized in earnings. Deferred gains and losses associated with cash flow hedges of interest payments are recognized in “Interest expense and finance charges, net” in the same period as the related expense is recognized. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified into earnings in the period of de-designation. Any subsequent changes in fair value of such derivative instruments are recorded in earnings unless they are re-designated as hedges of other transactions. The Company classifies cash flows related to the settlement of its cash flow hedges as operating activities in the Consolidated Statements of Cash Flows. The Company terminated its remaining interest rate swaps in May 2023 and had no interest rate swaps designated as cash flow hedges outstanding as of May 31, 2024.
Net Investment Hedges
The Company has entered into foreign currency forward contracts to hedge a portion of its net investment in euro denominated foreign operations which are designated as net investment hedges. The Company entered into the net investment hedges to offset the risk of change in the U.S. dollar value of the Company's investment in a euro functional subsidiary due to fluctuating foreign exchange rates. Gains and losses on the net investment hedges, which have been recorded in AOCI and will remain in AOCI until the sale or substantial liquidation of the underlying assets of the Company's investment, are included within the "Foreign currency translation adjustments and other" caption on the Consolidated Statements of Comprehensive Income. The initial fair value of hedge components excluded from the assessment of effectiveness is being recognized in the Consolidated Statements of Operations under a systematic and rational method over the life of the hedging instrument. The Company classifies cash flows related to the settlement of its net investment hedges as investing activities in the Consolidated Statements of Cash Flows.
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

	Value as of
Balance Sheet Line Item (currency in thousands)	May 31, 2024	November 30, 2023
Derivative instruments not designated as hedging instruments:
Foreign exchange forward contracts (notional value)	$1,514,980	$1,456,110
Other current assets	6,683	4,326
Other accrued liabilities	6,378	9,756
Derivative instruments designated as net investment hedges:
Foreign currency forward contracts (notional value)	$595,516	$516,250
Other accrued liabilities	13,366	18,335
Other long-term liabilities	13,600	18,041

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2024 and 2023
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

		Three Months Ended		Six Months Ended
	Location of Gains (Losses) in Income	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023

		(currency in thousands)
Derivative instruments not designated as hedging instruments:
Gains (losses) recognized from foreign exchange contracts, net⁽¹⁾	Cost of revenue	$326	$(7,611)	$6,448	$(24,512)
(Losses) gains recognized from foreign exchange contracts, net⁽¹⁾	Other expense, net	(290)	(2,662)	1,766	(5,225)
Total		$36	$(10,273)	$8,214	$(29,737)

Derivative instruments designated as cash flow hedges:
(Losses) gains recognized in OCI on interest rate swaps		$—	$(217)	$—	$937
Gains on interest rate swaps reclassified from AOCI into income	Interest expense and finance charges, net	$—	$2,445	$—	$3,583

Derivative instruments designated as net investment hedges:
(Losses) gains recognized in OCI on foreign exchange forward contracts		$(872)	$(6,632)	$4,572	$(14,657)
Gains recognized in income (amount excluded from effectiveness testing)	Interest expense and finance charges, net	$2,388	$2,308	$4,644	$4,586
____________________________
(1) The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2024 and 2023
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
The following table summarizes the valuation of the Company’s financial instruments that are measured at fair value on a recurring basis:

	As of May 31, 2024				As of November 30, 2023
		Fair value measurement category				Fair value measurement category
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(currency in thousands)
Assets:
Forward foreign currency exchange contracts not designated as hedges	$6,683	$—	$6,683	$—	$4,326	$—	$4,326	$—
Liabilities:
Forward foreign currency exchange contracts not designated as hedges	$6,378	$—	$6,378	$—	$9,756	$—	$9,756	$—
Forward foreign currency exchange contracts designated as net investment hedges	26,966	—	26,966	—	36,376	—	36,376	—
The fair values of forward exchange contracts are measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. The effect of nonperformance risk on the fair value of derivative instruments was not material as of May 31, 2024 and November 30, 2023.
The carrying values of accounts receivable, accounts payable and short-term debt approximate fair value due to their short maturities and interest rates which are variable in nature. The carrying value of the Company’s term loans approximate their fair value since they bear interest rates that are similar to existing market rates. The estimated fair value of the Senior Notes (inclusive of the newly issued 2034 Senior Notes, defined in Note 10 - Borrowings below) was approximately $2.9 billion and $2.2 billion as of May 31, 2024 and November 30, 2023, respectively.
During the six months ended May 31, 2024, there were no transfers between the fair value measurement category levels.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2024 and 2023
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
NOTE 10—BORROWINGS:
Borrowings consist of the following:

	As of
	May 31, 2024	November 30, 2023

	(currency in thousands)
Current portion of TD SYNNEX Senior Notes	$700,000	$700,000
Current portion of term loans	—	75,000
Other short-term borrowings	160,134	208,694
Short-term borrowings before debt discount and issuance costs	$860,134	$983,694
Less: current portion of unamortized debt discount and issuance costs	(28)	(109)
Borrowings, current	$860,106	$983,585

Term loans	$1,331,250	$1,275,000
TD SYNNEX Senior Notes	2,400,000	1,800,000
Other credit agreements and long-term debt	26,313	41,985
Long-term borrowings, before unamortized debt discount and issuance costs	$3,757,563	$3,116,985
Less: unamortized debt discount and issuance costs	(21,971)	(17,792)
Long-term borrowings	$3,735,592	$3,099,193
TD SYNNEX U.S. Accounts Receivable Securitization Arrangement
In the U.S., the Company has an accounts receivable securitization program to provide additional capital for its operations (the “U.S. AR Arrangement”). Under the terms of the U.S. AR Arrangement, as amended December 11, 2023 and March 29, 2024, the Company and its subsidiaries that are party to the U.S. AR Arrangement can borrow up to a maximum of $1.5 billion based upon eligible trade accounts receivable. The U.S. AR Arrangement has a maturity date of December 2025. The effective borrowing cost under the U.S. AR Arrangement is a blended rate based upon the composition of the lenders, that includes prevailing dealer commercial paper rates and a rate based upon SOFR. In addition, a program fee payable on the used portion of the lenders’ commitment accrues at 0.85% per annum. A facility fee is payable on the adjusted commitment of the lenders, to accrue at different tiers ranging between 0.30% per annum and 0.40% per annum depending on the amount of outstanding advances from time to time.
Under the terms of the U.S. AR Arrangement, the Company and certain of its U.S. subsidiaries sell, on a revolving basis, their receivables to a wholly-owned, bankruptcy-remote subsidiary. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled approximately $3.1 billion and $3.4 billion as of May 31, 2024 and November 30, 2023, respectively. The borrowings are funded by pledging all of the rights, title and interest in the receivables acquired by the Company's bankruptcy-remote subsidiary as security. Any amounts received under the U.S. AR Arrangement are recorded as debt on the Company's Consolidated Balance Sheets. There were no amounts outstanding under the U.S. AR Arrangement at May 31, 2024 or November 30, 2023.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2024 and 2023
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
TD SYNNEX Credit Agreement
The Company is party to an amended and restated credit agreement, dated as of April 16, 2024 (as amended, the “TD SYNNEX Credit Agreement”) with the lenders party thereto and Citibank, N.A., as agent, pursuant to which the Company received commitments for the extension of a senior unsecured revolving credit facility not to exceed an aggregate principal amount of $3.5 billion, which revolving credit facility (the “TD SYNNEX Revolving Credit Facility”) may, at the request of the Company but subject to the lenders’ discretion, potentially be increased by up to an aggregate amount of $500.0 million. There were no amounts outstanding under the TD SYNNEX Revolving Credit Facility at May 31, 2024 or November 30, 2023. The TD SYNNEX Credit Agreement also includes a senior unsecured term loan (the “TD SYNNEX Term Loan”) in an original aggregate principal amount of $1.5 billion, that was fully funded in connection with the closing of the Merger. The borrowers under the TD SYNNEX Credit Agreement are TD SYNNEX Corporation and certain subsidiaries of the Company. The maturity of the TD SYNNEX Term Loan is on the fifth anniversary of the September 2021 closing date, to occur in September 2026. As amended, the TD SYNNEX Revolving Credit Facility will mature on April 16, 2029, subject, in the lender's discretion, to two one-year extensions upon the Company's prior notice to the lenders. There was $581.3 million and $1.4 billion outstanding on the TD SYNNEX Term Loan as of May 31, 2024 and November 30, 2023, respectively.
Loans borrowed under the TD SYNNEX Credit Agreement bear interest at a per annum rate equal to the applicable SOFR rate, plus 0.100% credit spread adjustment, plus the applicable margin, which may range from 1.000% to 1.750%, for borrowings under the TD SYNNEX Revolving Credit Facility and 1.125% to 1.750% for the TD SYNNEX Term Loan, in each case based on the Company’s Public Debt Rating (as defined in the TD SYNNEX Credit Agreement). The applicable margin on base rate loans is 1.00% less than the corresponding margin on SOFR rate based loans. In addition to these borrowing rates, there is a commitment fee that ranges from 0.100% to 0.300% on any unused commitment under the TD SYNNEX Revolving Credit Facility based on the Company’s Public Debt Rating. The effective interest rate for the TD SYNNEX Term Loan was 6.80% and 6.82% as of May 31, 2024 and November 30, 2023, respectively.
TD SYNNEX Term Loan Credit Agreement
On April 19, 2024, the Company entered into a Term Loan Credit Agreement (the "2024 Term Loan Credit Agreement") with the initial lenders party thereto, Bank of America N.A., as administrative agent for the lenders, and BOFA Securities, Inc. as lead arranger and lead bookrunner. The 2024 Term Loan Credit Agreement provides for a senior unsecured term loan in an aggregate principal amount of $750.0 million (the "2024 Term Loan"). The proceeds from the 2024 Term Loan were used to repay a portion of the TD SYNNEX Term Loan. The borrower under the 2024 Term Loan is the Company. The 2024 Term Loan will mature on September 1, 2027.
Loans borrowed under the 2024 Term Loan Credit Agreement bear interest at a per annum rate equal to the applicable SOFR rate, plus 0.10% credit spread adjustment, plus the applicable margin, which may range from 1.000% to 1.625%, based on the Company’s Public Debt Rating (as defined in the 2024 Term Loan Credit Agreement). The effective interest rate for the 2024 Term Loan was 6.67% as of May 31, 2024.
TD SYNNEX Senior Notes
On August 9, 2021, the Company completed its offering of $2.5 billion aggregate principal amount of senior unsecured notes, consisting of $700.0 million of 1.250% senior notes due August 9, 2024, $700.0 million of 1.750% senior notes due August 9, 2026, $600.0 million of 2.375% senior notes due August 9, 2028, and $500.0 million of 2.650% senior notes due August 9, 2031 (collectively, the “Senior Notes,” and such offering, the “Senior Notes Offering”). The Company pays interest semi-annually on the notes on each of February 9 and August 9. The interest rate payable on each series of the Senior Notes will be subject to adjustment from time to time if the credit rating assigned to such series of Senior Notes is downgraded (or downgraded and subsequently upgraded).

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2024 and 2023
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
On April 12, 2024, the Company issued and sold $600.0 million of 6.100% senior notes due April 12, 2034 (the "2034 Senior Notes" and such offering, the "2034 Senior Notes Offering"). The Company will pay interest semi-annually on the 2034 Senior Notes on each of April 12 and October 12, commencing on October 12, 2024. The Company incurred $5.7 million towards issuance costs on the 2034 Senior Notes. The Company will use the net proceeds from the 2034 Senior Notes Offering, together with other available funds, to repay or redeem on or prior to maturity the outstanding $700.0 million aggregate principal amount of the 1.250% Senior Notes due August 9, 2024 and for general corporate purposes. References to the collective Senior Notes hereafter also include the 2034 Senior Notes.
The Company may redeem the Senior Notes, in whole or in part, at any time and from time to time, prior to (i) August 9, 2022 (the “2024 Par Call Date”) in the case of the 2024 Senior Notes, (ii) July 9, 2026 (the “2026 Par Call Date”) in the case of the 2026 Senior Notes, (iii) June 9, 2028 (the “2028 Par Call Date”) in the case of the 2028 Senior Notes, (iv) May 9, 2031 in the case of the 2031 Senior Notes (the “2031 Par Call Date”) and (v) January 12, 2034 (the "2034 Par Call Date" and, together with the 2024 Par Call Date, the 2026 Par Call Date, the 2028 Par Call Date, and the 2031 Par Call Date , each, a “Par Call Date” and together, the “Par Call Dates”) in the case of the 2034 Senior Notes, in each case, at a redemption price equal to the greater of (x) 100% of the aggregate principal amount of the applicable Senior Notes to be redeemed and (y) the sum of the present values of the remaining scheduled payments of the principal and interest on the Senior Notes, in each case discounted to the date of redemption (assuming the applicable Senior Notes matured on the applicable Par Call Date) on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at a rate equal to the sum of the applicable treasury rate (as defined in the supplemental indenture establishing the terms of the applicable Senior Notes) plus 15 basis points for the 2024 Senior Notes, 20 basis points for the 2026 Senior Notes, 25 basis points for the 2028 Senior Notes and 2031 Senior Notes and 30 basis points for the 2034 Senior Notes, plus in each case, accrued and unpaid interest thereon to, but excluding, the redemption date. The Company may also redeem the Senior Notes of any series at its option, in whole or in part, at any time and from time to time on or after the applicable Par Call Date, at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed.
Other Short-Term Borrowings
The Company has various other committed and uncommitted lines of credit with financial institutions, short-term loans, term loans, credit facilities and book overdraft facilities, totaling approximately $569.6 million in borrowing capacity as of May 31, 2024. Most of these facilities are provided on a short-term basis and are reviewed periodically for renewal. Interest rates and other terms of borrowing under these lines of credit vary by country, depending on local market conditions. There was $160.1 million outstanding on these facilities at May 31, 2024, at a weighted average interest rate of 5.93%, and there was $208.7 million outstanding at November 30, 2023, at a weighted average interest rate of 7.52%. Borrowings under these lines of credit facilities are guaranteed by the Company or secured by eligible accounts receivable.
At May 31, 2024, the Company was also contingently liable for reimbursement obligations with respect to issued standby letters of credit in the aggregate outstanding amount of $74.4 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.
The maximum commitment amounts for local currency credit facilities have been translated into U.S. dollars at May 31, 2024 exchange rates.
Covenant Compliance
The Company's credit facilities have a number of covenants and restrictions that require the Company to maintain specified financial ratios, including a maximum debt to EBITDA ratio and a minimum interest coverage ratio, in each case tested on the last day of each fiscal quarter. The covenants also limit the Company’s ability to incur additional debt, create liens, enter into agreements with affiliates, modify the nature of the Company’s business, and merge or consolidate. As of May 31, 2024, the Company was in compliance with the financial covenant requirements for the above arrangements.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2024 and 2023
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
NOTE 11 – SUPPLIER FINANCE PROGRAMS:
The Company has certain agreements with third-party financial institutions ("supplier finance programs"), which facilitate the participating vendors’ ability to sell their receivables from the Company to the third-party financial institutions, at the sole discretion of these vendors. The Company is not party to the agreements between the vendor and the third-party financial institution. As part of these arrangements, the Company generally receives more favorable payment terms from its vendors. The Company’s rights and obligations to its vendors, including amounts due, are generally not impacted by supplier finance programs. However, the Company agrees to make all payments to the third-party financial institutions, and the Company’s right to offset balances due from vendors against payment obligations is restricted by the agreements for those payment obligations that have been sold by the respective vendors. The Company generally does not incur any fees under supplier finance programs; however, the Company did recognize an immaterial amount of fees during the three and six months ended May 31, 2024 within "Cost of revenue" in the Company's Consolidated Statements of Operations related to an arrangement with a certain vendor. As of May 31, 2024 and November 30, 2023, the Company had $2.5 billion and $2.7 billion, respectively, in obligations outstanding under these programs included in “Accounts payable” in the Company’s Consolidated Balance Sheets and all activity related to the obligations is presented within operating activities in the Consolidated Statements of Cash Flows.
NOTE 12—SEGMENT INFORMATION:
Summarized financial information related to the Company’s reportable business segments for the periods presented is shown below:

	Americas	Europe	APJ	Consolidated

	(currency in thousands)
Three Months Ended May 31, 2024
Revenue	$8,557,573	$4,426,775	$963,560	$13,947,908
Operating income	209,284	34,360	20,304	263,948
Three Months Ended May 31, 2023
Revenue	$8,699,342	$4,461,461	$901,321	$14,062,124
Operating income	187,259	40,057	25,567	252,883
Six Months Ended May 31, 2024
Revenue	$16,460,669	$9,544,027	$1,918,465	$27,923,161
Operating income	368,966	142,685	54,869	566,520
Six Months Ended May 31, 2023
Revenue	$17,338,046	$9,981,898	$1,867,551	$29,187,495
Operating income	366,764	128,262	56,019	551,045

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2024 and 2023
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
The French Autorité de la Concurrence (“Competition Authority”) began in 2013 an investigation into the French market for certain products of Apple, Inc. ("Apple") for which the Company is a distributor. In March 2020, the Competition Authority imposed fines on the Company, on another distributor, and on Apple, finding that the Company entered into an anticompetitive agreement with Apple regarding volume allocations of Apple products. The initial fine imposed on the Company was €76.1 million. The Company appealed its determination to the French courts, seeking to set aside or reduce the fine. On October 6, 2022, the appeals court issued a ruling that reduced the fine imposed on the Company from €76.1 million to €24.9 million. As a result of the appeals court ruling, the Company paid €24.9 million in fiscal year 2022. The Company continues to contest the arguments of the Competition Authority and has further appealed this matter. A civil lawsuit related to this matter, alleging anticompetitive actions in association with the established distribution networks for Apple, the Company and another distributor was filed by eBizcuss. The Company is currently evaluating this matter and cannot currently estimate the probability or amount of any potential loss.
From time to time, the Company receives notices from third parties, including customers and suppliers, seeking indemnification, payment of money or other actions in connection with claims made against them. Also, from time to time, the Company has been involved in various bankruptcy preference actions where the Company was a supplier to the companies now in bankruptcy. In addition, the Company is subject to various other claims, both asserted and unasserted, that arise in the ordinary course of business. The Company evaluates these claims, and records related liabilities in cases where a contingent obligation is deemed probable and reasonably estimable. It is possible that the ultimate liabilities could differ from the amounts recorded.
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

When used in this Quarterly Report on Form 10-Q, or this “Report”, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “allows,” “can,” “may,” “could,” “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our business model and our services, our business and market strategy, future growth, demand, our infrastructure, our investment in our information technology ("IT") systems, our employee hiring and retention, our acquisition-related integration plans, our revenue, sources of revenue, our gross margins, our operating costs and results, timing of payment, our competition, our future needs and sources for additional financing, contract terms, relationships with our suppliers, adequacy of our facilities, our operations, foreign currency exchange rates and hedging activities, our strategic acquisitions including anticipated cost savings and other benefits, seasonality of sales, adequacy of our cash resources, our debt and financing arrangements, including the impact of any change to our credit rating, interest rate risk and impact thereof, cash held by our international subsidiaries and repatriation, changes in fair value of derivative instruments, our tax liabilities, adequacy of our disclosure controls and procedures, cybersecurity, impact of our pricing policies, impact of economic and industry trends, changes to the markets in which we compete, impact of new reporting rules and accounting policies, our estimates and assumptions, impact of inventory repurchase obligations and commitments and contingencies, our effective tax rates, and our share repurchase and dividend program. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed herein and others, including risks related to the buying patterns of our customers, concentration of sales to large customers, the loss or consolidation of one or more of our significant original equipment manufacturer ("OEM") suppliers or customers, market acceptance of the products we assemble and distribute, competitive conditions in our industry and their impact on our margins, pricing and other terms with our OEM suppliers, our ability to gain market share, variations in supplier-sponsored programs, changes in our costs and operating expenses, increased inflation, dependence upon and trends in capital spending budgets in the IT industry, fluctuations in general economic conditions, changes in tax laws, risks associated with our international operations, uncertainties and variability in demand by our reseller and integration customers, supply shortages or delays, any termination or reduction in our floor plan financing arrangements, changes in value of foreign currencies and interest rates and other risk factors contained in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended November 30, 2023. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, unless otherwise required by law.

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
We are highly dependent on the end-market demand for IT products, and on our partners’ strategic initiatives and business models. This end-market demand is influenced by many factors including the introduction of new IT products and software by OEM suppliers, replacement cycles for existing IT products, trends toward cloud computing and AI, overall economic growth and general business activity. A difficult and challenging economic environment, including the continued persistence of inflation and elevated interest rates, may also lead to consolidation or decline in the IT industries and increased price-based competition. Our systems design and integration solutions business is highly dependent on the demand for cloud infrastructure, and the number of key customers and suppliers in the market. Our business includes operations in the Americas, Europe and Asia-Pacific and Japan ("APJ") so we are affected by demand for our products in those regions, as well as the impact of fluctuations in foreign currency exchange rates compared to the United States ("U.S.") dollar.

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
Results of Operations
The following table sets forth, for the indicated periods, data as percentages of total revenue:

	Three Months Ended		Six Months Ended
Consolidated Statements of Operations Data:	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	(93.02)%	(93.15)%	(92.91)%	(93.26)%
Gross profit	6.98%	6.85%	7.09%	6.74%
Selling, general and administrative expenses	(4.82)%	(4.79)%	(4.82)%	(4.55)%
Acquisition, integration and restructuring costs	(0.27)%	(0.26)%	(0.24)%	(0.30)%
Operating income	1.89%	1.80%	2.03%	1.89%
Interest expense and finance charges, net	(0.55)%	(0.53)%	(0.55)%	(0.54)%
Other expense, net	(0.02)%	(0.03)%	(0.02)%	(0.01)%
Income before income taxes	1.32%	1.24%	1.46%	1.34%
Provision for income taxes	(0.29)%	(0.29)%	(0.33)%	(0.31)%
Net income	1.03%	0.95%	1.13%	1.03%
Certain Non-GAAP Financial Information
In addition to disclosing financial results that are determined in accordance with GAAP, we also disclose certain non-GAAP financial information, including:
•Revenue in constant currency, which is revenue adjusted for the translation effect of foreign currencies so that certain financial results can be viewed without the impact of fluctuations in foreign currency exchange rates, thereby facilitating period-to-period comparisons of our business performance. Revenue in constant currency is calculated by translating the revenue for the three and six months ended May 31, 2024 in the billing currency using the comparable prior period currency conversion rate. Generally, when the dollar either strengthens or weakens against other currencies, the growth at constant currency rates will be higher or lower than growth reported at actual exchange rates.
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

Three and Six Months Ended May 31, 2024 and 2023:
Revenue
The following table summarizes our revenue and change in revenue by segment for the three and six months ended May 31, 2024 and 2023:

	Three Months Ended			Six Months Ended
	May 31, 2024	May 31, 2023	Percent Change	May 31, 2024	May 31, 2023	Percent Change

Revenue in constant currency	(in thousands)			(in thousands)
Consolidated
Revenue	$13,947,908	$14,062,124	(0.8)%	$27,923,161	$29,187,495	(4.3)%
Impact of changes in foreign currencies	37,809	—		(64,671)	—
Revenue in constant currency	$13,985,717	$14,062,124	(0.5)%	$27,858,490	$29,187,495	(4.6)%

Americas
Revenue	$8,557,573	$8,699,342	(1.6)%	$16,460,669	$17,338,046	(5.1)%
Impact of changes in foreign currencies	57	—		(10,787)	—
Revenue in constant currency	$8,557,630	$8,699,342	(1.6)%	$16,449,882	$17,338,046	(5.1)%

Europe
Revenue	$4,426,775	$4,461,461	(0.8)%	$9,544,027	$9,981,898	(4.4)%
Impact of changes in foreign currencies	1,065	—		(118,296)	—
Revenue in constant currency	$4,427,840	$4,461,461	(0.8)%	$9,425,731	$9,981,898	(5.6)%

APJ
Revenue	$963,560	$901,321	6.9%	$1,918,465	$1,867,551	2.7%
Impact of changes in foreign currencies	36,687	—		64,412	—
Revenue in constant currency	$1,000,247	$901,321	11.0%	$1,982,877	$1,867,551	6.2%
Consolidated Commentary
During the three months ended May 31, 2024, consolidated revenue and revenue in constant currency slightly decreased by $114.2 million and $76.4 million, respectively, as compared to the prior year period. The decreases are primarily driven by the presentation of additional revenue on a net basis, which negatively impacted our revenue compared to the prior three months ended May 31, 2023 by approximately $550 million, or 4%, partially offset by growth in our Advanced Solutions and Endpoint Solutions portfolios. The impact of changes in foreign currencies is primarily due to the weakening of the Japanese yen against the U.S. dollar.
During the six months ended May 31, 2024, both consolidated revenue and revenue in constant currency decreased by $1.3 billion, as compared to the prior year period. The decreases are primarily driven by the presentation of additional revenue on a net basis, which negatively impacted our revenue compared to the prior six months ended May 31, 2023 by approximately $1 billion, or 3%, and a decline in our Endpoint Solutions portfolio. The impact of changes in foreign currencies is primarily due to the strengthening of the euro against the U.S. dollar, partially offset by the weakening of the Japanese yen against the U.S. dollar.

Americas Commentary
During the three months ended May 31, 2024, both Americas revenue and revenue in constant currency decreased by $141.8 million as compared to the prior year period. The decreases are primarily driven by the presentation of additional revenue on a net basis, which negatively impacted our revenue compared to the three months ended May 31, 2023 by approximately $440 million, or 5%, partially offset by growth in our Advanced Solutions portfolio.
During the six months ended May 31, 2024, Americas revenue and revenue in constant currency decreased by $877.4 million and $888.2 million, respectively, as compared to the prior year period. The decreases are primarily driven by the presentation of additional revenue on a net basis, which negatively impacted our revenue compared to the six months ended May 31, 2023 by approximately $780 million, or 5%, and a decline in our Endpoint Solutions portfolio in the region.
Europe Commentary
During the three months ended May 31, 2024, Europe revenue and revenue in constant currency decreased by $34.7 million and $33.6 million, respectively, as compared to the prior year period. The decreases are primarily driven by the presentation of additional revenue on a net basis, which negatively impacted our revenue compared to the three months ended May 31, 2023 by approximately $90 million, or 2%, partially offset by an increase in our Endpoint Solutions portfolio.
During the six months ended May 31, 2024, Europe revenue and revenue in constant currency decreased by $437.9 million and $556.2 million, respectively, as compared to the prior year period. The decrease from the prior year period was primarily driven by the market dynamics of the prior year which resulted in higher revenue from strong demand and backlog conversion in our Advanced Solutions portfolio. A greater percentage of our revenue was presented on a net basis, which negatively impacted our revenue by approximately $200 million, or 2%, compared to the six months ended May 31, 2023. The impact of changes in foreign currencies is primarily due to the strengthening of the euro against the U.S. dollar.
APJ Commentary
During the three months ended May 31, 2024, APJ revenue and revenue in constant currency increased by $62.2 million and $98.9 million, respectively, as compared to the prior year period. During the six months ended May 31, 2024, APJ revenue and revenue in constant currency increased by $50.9 million and $115.3 million, respectively, as compared to the prior year period. The increases are primarily driven by growth in our Advanced Solutions portfolio in the region, partially offset by a decline in our Endpoint Solutions portfolio. The impact of changes in foreign currencies is primarily due to the weakening of the Japanese yen against the U.S. dollar.
Gross Profit

	Three Months Ended			Six Months Ended
	May 31, 2024	May 31, 2023	Percent Change	May 31, 2024	May 31, 2023	Percent Change

Non-GAAP gross profit & non-GAAP gross margin - Consolidated	(in thousands)			(in thousands)
Revenue	$13,947,908	$14,062,124	(0.8)%	$27,923,161	$29,187,495	(4.3)%

Gross profit	$973,547	$963,410	1.1%	$1,979,313	$1,966,977	0.6%
Purchase accounting adjustments	—	5,170		—	12,620
Non-GAAP gross profit	$973,547	$968,580	0.5%	$1,979,313	$1,979,597	—%

Gross margin	6.98%	6.85%		7.09%	6.74%
Non-GAAP gross margin	6.98%	6.89%		7.09%	6.78%
Our gross margin is affected by a variety of factors, including competition, selling prices, mix of products, the percentage of revenue that is presented on a net basis, product costs along with rebate and discount programs from our suppliers, reserves or settlement adjustments, freight costs, inventory losses and fluctuations in revenue.

Our gross profit increased during the three and six months ended May 31, 2024, compared to the prior year period, primarily due to a decrease in purchase accounting adjustments related to the Merger. Our gross margin increased during the three and six months ended May 31, 2024, compared to the prior year period, primarily due to the presentation of additional revenue on a net basis, which positively impacted our gross margin by approximately 27 and 25 basis points, respectively, and the decrease in purchase accounting adjustments related to the Merger.
During the three and six months ended May 31, 2024, non-GAAP gross profit was relatively flat, as compared to the prior year period, primarily due to a decrease in revenue, partially offset by an improvement in gross margin. During the three and six months ended May 31, 2024, non-GAAP gross margin increased, as compared to the prior year period, primarily due to the presentation of additional revenue on a net basis.
Selling, General and Administrative Expenses

	Three Months Ended			Six Months Ended
	May 31, 2024	May 31, 2023	Percent Change	May 31, 2024	May 31, 2023	Percent Change

	(in thousands)			(in thousands)
Selling, general and administrative expenses	$671,714	$673,698	(0.3)%	$1,343,259	$1,327,921	1.2%
Percentage of revenue	4.82%	4.79%		4.82%	4.55%
Our selling, general and administrative expenses consist primarily of personnel costs such as salaries, commissions, bonuses and temporary personnel costs. Selling, general and administrative expenses also include cost of warehouses, delivery centers and other non-integration facilities, share-based compensation expense, utility expenses, legal and professional fees, depreciation on certain of our capital equipment, bad debt expense, amortization of our intangible assets, and marketing expenses, offset in part by reimbursements from our OEM suppliers.
During the three months ended May 31, 2024, selling, general and administrative expenses slightly decreased, compared to the prior year period, primarily due to lower personnel costs in the quarter, partially offset by higher share-based compensation expense. During the six months ended May 31, 2024, selling, general and administrative expenses increased, compared to the prior year period, primarily due to higher share-based compensation expense. During the three and six months ended May 31, 2024, selling, general and administrative expenses increased as a percentage of revenue, compared to the prior year period, primarily due to the decrease in revenue. A greater percentage of our revenue was presented on a net basis which contributed to the increase in selling, general and administrative expenses as a percentage of revenue for the three and six months ended May 31, 2024 by approximately 19 and 18 basis points, respectively.
Acquisition, Integration and Restructuring Costs
Acquisition, integration and restructuring costs are primarily comprised of costs related to the Merger, costs related to the Global Business Optimization 2 Program initiated by Tech Data prior to the Merger (the “GBO 2 Program”) of $3.9 million during the three and six months ended May 31, 2024 and $2.6 million and $6.1 million during the three and six months ended May 31, 2023, respectively, and $1.2 million of costs during the three and six months ended May 31, 2024 related to other acquisitions. We do not expect to incur additional costs under the GBO 2 Program in future periods.

The Merger
We incurred acquisition, integration and restructuring costs related to the completion of the Merger, including professional services costs, personnel and other costs, long-lived assets charges and termination fees, and stock-based compensation expense. Professional services costs are primarily comprised of IT and other consulting services, as well as legal expenses. Personnel and other costs are primarily comprised of costs related to retention and other bonuses, severance and duplicative labor costs. Long-lived assets charges and termination fees include accelerated depreciation and amortization expense of $5.1 million and $5.5 million recorded during the three and six months ended May 31, 2024, respectively, and $5.3 million and $11.5 million recorded during the three and six months ended May 31, 2023, respectively, due to changes in asset useful lives in conjunction with the consolidation of certain IT systems, along with $10.4 million and $17.0 million recorded during the three and six months ended May 31, 2024, respectively, and $2.3 million and $12.5 million recorded during the three and six months ended May 31, 2023, respectively, for termination fees related to certain IT systems. Stock-based compensation expense primarily relates to costs associated with the conversion of certain Tech Data performance-based equity awards issued prior to the Merger into restricted shares of TD SYNNEX (refer to Note 4 – Share-Based Compensation to the Consolidated Financial Statements in Part I, Item 1 of this Report for further information) and expenses for certain restricted stock awards issued in conjunction with the Merger.
In July 2023, we offered a voluntary severance program ("VSP") to certain co-workers in the U.S. as part of our cost optimization efforts related to the Merger. We incurred $2.9 million and $10.1 million of costs in connection with the VSP during the three and six months ended May 31, 2024, respectively, including $2.0 million and $8.0 million of severance costs and $0.9 million and $2.1 million of duplicative labor costs, respectively.
During the three and six months ended May 31, 2024 and 2023, acquisition and integration expenses related to the Merger were composed of the following:

	Three Months Ended		Six Months Ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023

	(in thousands)
Professional services costs	$7,058	$4,311	$16,456	$11,121
Personnel and other costs	7,316	11,275	15,279	24,282
Long-lived assets charges and termination fees	15,496	7,613	22,533	23,989
Stock-based compensation	—	11,039	—	22,560
Voluntary severance program costs	2,893	—	10,113	—
Total	$32,763	$34,238	$64,381	$81,952
During the three months ended May 31, 2024, acquisition and integration expenses related to the Merger slightly decreased, compared to the prior year period, primarily due to a decrease in stock-based compensation expense, partially offset by increases in long-lived assets charges and termination fees. During the six months ended May 31, 2024, acquisition and integration expenses related to the Merger decreased, compared to the prior year period, primarily due to a decrease in stock-based compensation expense, partially offset by voluntary severance program costs.

Operating Income
The following tables provide an analysis of operating income and non-GAAP operating income on a consolidated and regional basis as well as a reconciliation of operating income to non-GAAP operating income on a consolidated and regional basis for the three and six months ended May 31, 2024 and 2023:

	Three Months Ended			Six Months Ended
	May 31, 2024	May 31, 2023	Percent Change	May 31, 2024	May 31, 2023	Percent Change

Non-GAAP operating income & non-GAAP operating margin - Consolidated	(in thousands)			(in thousands)
Revenue	$13,947,908	$14,062,124		$27,923,161	$29,187,495

Operating income	$263,948	$252,883	4.4%	$566,520	$551,045	2.8%
Acquisition, integration and restructuring costs	37,885	36,829		69,534	88,011
Amortization of intangibles	72,759	73,519		145,636	146,542
Share-based compensation	13,430	7,648		30,920	20,722
Purchase accounting adjustments	—	5,170		—	12,620
Non-GAAP operating income	$388,022	$376,049	3.2%	$812,610	$818,940	(0.8)%

GAAP operating margin	1.89%	1.80%		2.03%	1.89%
Non-GAAP operating margin	2.78%	2.67%		2.91%	2.81%
Consolidated operating income increased during the three months ended May 31, 2024, compared to the prior year period, primarily due to an increase in gross profit, including the impact of lower purchase accounting adjustments related to the Merger, as well as lower personnel costs, partially offset by higher share-based compensation expense. Consolidated operating income increased during the six months ended May 31, 2024, compared to the prior year period, primarily due to decreases in acquisition, integration and restructuring costs and purchase accounting adjustments related to the Merger, partially offset by higher share-based compensation expense.
Consolidated operating margin increased during the three months ended May 31, 2024, compared to the prior year period, primarily due to the presentation of additional revenue on a net basis and lower purchase accounting adjustments related to the Merger. Consolidated operating margin increased during the six months ended May 31, 2024, compared to the prior year period, primarily due to the presentation of additional revenue on a net basis, and decreases in acquisition, integration and restructuring costs and purchase accounting adjustments related to the Merger, partially offset by higher share-based compensation expense.
Consolidated non-GAAP operating income increased during the three months ended May 31, 2024, compared to the prior year period, primarily due to the increase in gross profit and lower personnel costs. Consolidated non-GAAP operating income decreased during the six months ended May 31, 2024, compared to the prior year period, primarily due to slightly higher selling, general and administrative expenses.
Consolidated non-GAAP operating margin increased during the three months ended May 31, 2024, compared to the prior year period, primarily due to the presentation of additional revenue on a net basis and lower personnel costs. Consolidated non-GAAP operating margin increased during the six months ended May 31, 2024, compared to the prior year period, primarily due to the presentation of additional revenue on a net basis.

	Three Months Ended			Six Months Ended
	May 31, 2024	May 31, 2023	Percent Change	May 31, 2024	May 31, 2023	Percent Change

Non-GAAP operating income & non-GAAP operating margin - Americas	(in thousands)			(in thousands)
Revenue	$8,557,573	$8,699,342		$16,460,669	$17,338,046

Operating income	$209,284	$187,259	11.8%	$368,966	$366,764	0.6%
Acquisition, integration and restructuring costs	25,395	27,156		52,767	62,289
Amortization of intangibles	41,518	42,382		82,971	84,796
Share-based compensation	8,925	5,389		20,723	14,751
Non-GAAP operating income	$285,122	$262,186	8.7%	$525,427	$528,600	(0.6)%

GAAP operating margin	2.45%	2.15%		2.24%	2.12%
Non-GAAP operating margin	3.33%	3.01%		3.19%	3.05%
Americas operating income increased during the three months ended May 31, 2024, as compared to the prior year period, primarily due to increased gross profit in the region along with decreases in personnel costs and credit costs. Americas operating income slightly increased during the six months ended May 31, 2024, as compared to the prior year period, primarily due to a decrease in acquisition, integration and restructuring costs, partially offset by the decrease in revenue.
Americas non-GAAP operating income increased during the three months ended May 31, 2024, as compared to the prior year period, primarily due to increased gross profit in the region along with decreases in personnel costs and credit costs. Americas non-GAAP operating income slightly decreased during the six months ended May 31, 2024, as compared to the prior year period, primarily due to the decrease in revenue.
Americas operating margin, on both a GAAP and non-GAAP basis, increased during the three months ended May 31, 2024, compared to the prior year period, primarily due to the presentation of additional revenue on a net basis, increased gross profit in the region, and decreases in personnel costs and credit costs. Americas operating margin, on both a GAAP and non-GAAP basis, increased during the six months ended May 31, 2024, compared to the prior year period, primarily due to the presentation of additional revenue on a net basis.

	Three Months Ended			Six Months Ended
	May 31, 2024	May 31, 2023	Percent Change	May 31, 2024	May 31, 2023	Percent Change

Non-GAAP operating income & non-GAAP operating margin - Europe	(in thousands)			(in thousands)
Revenue	$4,426,775	$4,461,461		$9,544,027	$9,981,898

Operating income	$34,360	$40,057	(14.2)%	$142,685	$128,262	11.2%
Acquisition, integration and restructuring costs	12,049	8,863		16,001	23,446
Amortization of intangibles	30,621	30,514		61,423	60,499
Share-based compensation	3,811	1,866		8,574	5,042
Purchase accounting adjustments	—	5,170		—	12,620
Non-GAAP operating income	$80,841	$86,470	(6.5)%	$228,683	$229,869	(0.5)%

GAAP operating margin	0.78%	0.90%		1.50%	1.28%
Non-GAAP operating margin	1.83%	1.94%		2.40%	2.30%

Europe operating income and margin decreased during the three months ended May 31, 2024, compared to the prior year period, primarily due to an increase in acquisition, integration and restructuring costs and a decline in gross margin, partially offset by a decrease in purchase accounting adjustments.
Europe operating income and margin increased during the six months ended May 31, 2024, compared to the prior year period, primarily due to an increase in gross margin due to margin expansion in strategic technologies, a decrease in purchase accounting adjustments and a decrease in acquisition, integration and restructuring costs, partially offset by the decline in revenue.
Europe non-GAAP operating income and margin decreased during the three months ended May 31, 2024, compared to the prior year period, primarily due to a decline in gross margin. Europe non-GAAP operating income was flat during the six months ended May 31, 2024, compared to the prior year period, primarily due to an increase in gross margin due to margin expansion in strategic technologies, partially offset by the decrease in revenue. Europe non-GAAP operating margin increased during the six months ended May 31, 2024, compared to the prior year period, primarily due to an increase in gross margin due to margin expansion in strategic technologies.

	Three Months Ended			Six Months Ended
	May 31, 2024	May 31, 2023	Percent Change	May 31, 2024	May 31, 2023	Percent Change

Non-GAAP operating income & non-GAAP operating margin - APJ	(in thousands)			(in thousands)
Revenue	$963,560	$901,321		$1,918,465	$1,867,551

Operating income	$20,304	$25,567	(20.6)%	$54,869	$56,019	(2.1)%
Acquisition, integration and restructuring costs	441	810		766	2,276
Amortization of intangibles	620	623		1,242	1,247
Share-based compensation	694	393		1,623	929
Non-GAAP operating income	$22,059	$27,393	(19.5)%	$58,500	$60,471	(3.3)%

GAAP operating margin	2.11%	2.84%		2.86%	3.00%
Non-GAAP operating margin	2.29%	3.04%		3.05%	3.24%
APJ operating income, on both a GAAP and non-GAAP basis, decreased during the three months ended May 31, 2024, compared to the prior year period, primarily due to decreased gross margin in the region and an increase in personnel costs, partially offset by an increase in revenue. APJ operating income, on both a GAAP and non-GAAP basis, slightly decreased during the six months ended May 31, 2024, compared to the prior year period, primarily due to higher personnel costs in the region, partially offset by the increase in revenue.
APJ operating margin, on both a GAAP and non-GAAP basis, decreased during the three months ended May 31, 2024, compared to the prior year period, primarily due to decreased gross margin in the region and an increase in personnel costs. APJ operating margin, on both a GAAP and non-GAAP basis, decreased during the six months ended May 31, 2024, compared to the prior year period, primarily due to higher personnel costs in the region.

Interest Expense and Finance Charges, Net

	Three Months Ended			Six Months Ended
	May 31, 2024	May 31, 2023	Percent Change	May 31, 2024	May 31, 2023	Percent Change

	(in thousands)			(in thousands)
Interest expense and finance charges, net	$76,701	$74,285	3.3%	$152,592	$154,485	(1.2)%
Percentage of revenue	0.55%	0.53%		0.55%	0.54%
Amounts recorded in interest expense and finance charges, net, consist primarily of interest expense paid on our Senior Notes, our lines of credit, our accounts receivable securitization facility and our term loans, and fees associated with the sale of accounts receivable, partially offset by income earned on our cash investments.
During the three months ended May 31, 2024, our interest expense and finance charges, net increased, compared to the prior year period. The increase was primarily driven by increased costs associated with the sale of accounts receivable due to higher discount fees. During the six months ended May 31, 2024, our interest expense and finance charges, net decreased, compared to the prior year period. The decrease was primarily due to higher income earned on our cash investments, partially offset by increased costs associated with the sale of accounts receivable due to higher discount fees. Accounts receivable discount fees totaled $16.6 million and $32.6 million in the three and six months ended May 31, 2024, respectively, compared to $12.0 million and $23.7 million in the three and six months ended May 31, 2023, respectively.
Other Expense, Net

	Three Months Ended			Six Months Ended
	May 31, 2024	May 31, 2023	Change in Dollars	May 31, 2024	May 31, 2023	Change in Dollars

	(in thousands)			(in thousands)
Other expense, net	$3,091	$4,164	$(1,073)	$5,975	$4,320	$1,655
Percentage of revenue	0.02%	0.03%		0.02%	0.01%
Amounts recorded as other expense, net include foreign currency transaction gains and losses on certain financing transactions and the related derivative instruments used to hedge such financing transactions, the cost of hedging, investment gains and losses, and other non-operating gains and losses, such as settlements received from class action lawsuits.
During the three months ended May 31, 2024, our other expense, net was relatively flat compared to the prior year period. During the six months ended May 31, 2024, our other expense, net increased, compared to the prior year period, primarily due to increased hedging costs.
Provision for Income Taxes

	Three Months Ended			Six Months Ended
	May 31, 2024	May 31, 2023	Percent Change	May 31, 2024	May 31, 2023	Percent Change

	(in thousands)			(in thousands)
Provision for income taxes	$40,551	$41,347	(1.9)%	$92,220	$92,133	0.1%
Percentage of income before income taxes	22.02%	23.70%		22.61%	23.49%
Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions. Income taxes for the interim periods presented have been included in the accompanying Consolidated Financial Statements on the basis of an estimated annual effective tax rate.

During the three months ended May 31, 2024, our income tax expense decreased, compared to the prior year period, primarily due to a lower effective tax rate, which was partially offset by higher income during the period. The effective tax rate was lower during the three months ended May 31, 2024 as compared to the three months ended May 31, 2023, primarily due to the relative mix of earnings and losses within the taxing jurisdictions in which we operate.
During the six months ended May 31, 2024, our income tax expense was flat, compared to the prior year period, as higher income during the period was offset by a lower effective tax rate. The effective tax rate was lower during the six months ended May 31, 2024 as compared to the six months ended May 31, 2023, primarily due to the relative mix of earnings and losses within the taxing jurisdictions in which we operate.
Net Income and Diluted EPS
The following tables present net income and diluted EPS as well as a reconciliation of our most comparable GAAP measures to the related non-GAAP measures presented:

	Three Months Ended		Six Months Ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023

Non-GAAP net income - Consolidated	(in thousands)
Net Income	$143,605	$133,087	$315,733	$300,107
Acquisition, integration and restructuring costs	37,885	39,125	69,534	92,549
Amortization of intangibles	72,759	73,519	145,636	146,542
Share-based compensation	13,430	7,648	30,920	20,722
Purchase accounting adjustments	—	5,170	—	12,620
Income taxes related to the above	(30,818)	(29,569)	(58,739)	(64,325)
Non-GAAP net income	$236,861	$228,980	$503,084	$508,215

	Three Months Ended		Six Months Ended
Non-GAAP diluted EPS	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Diluted EPS(1)	$1.66	$1.41	$3.60	$3.17
Acquisition, integration and restructuring costs	0.44	0.41	0.79	0.98
Amortization of intangibles	0.84	0.79	1.66	1.54
Share-based compensation	0.15	0.08	0.35	0.22
Purchase accounting adjustments	—	0.05	—	0.13
Income taxes related to the above	(0.36)	(0.31)	(0.67)	(0.68)
Non-GAAP diluted EPS	$2.73	$2.43	$5.73	$5.36
_________________________
(1) Diluted EPS is calculated using the two-class method. Unvested restricted stock awards granted to employees are considered participating securities. For purposes of calculating Diluted EPS, net income allocated to participating securities was approximately 0.9% of net income for both the three and six months ended May 31, 2024, and was approximately 0.8% of net income for both the three and six months ended May 31, 2023.

Liquidity and Capital Resources
Cash Conversion Cycle

		Three Months Ended
		May 31, 2024	November 30, 2023	May 31, 2023

		(Amounts in thousands)
Days sales outstanding ("DSO")
Revenue	(a)	$13,947,908	$14,407,306	$14,062,124
Accounts receivable, net	(b)	8,852,525	10,297,814	8,376,421
Days sales outstanding	(c) = ((b)/(a))*the number of days during the period	59	65	55

Days inventory outstanding ("DIO")
Cost of revenue	(d)	$12,974,361	$13,388,727	$13,098,714
Inventories	(e)	7,098,247	7,146,274	7,797,497
Days inventory outstanding	(f) = ((e)/(d))*the number of days during the period	50	49	54

Days payable outstanding ("DPO")
Cost of revenue	(g)	$12,974,361	$13,388,727	$13,098,714
Accounts payable	(h)	12,134,581	13,347,281	12,134,916
Days payable outstanding	(i) = ((h)/(g))*the number of days during the period	86	91	85

Cash conversion cycle ("CCC")	(j) = (c)+(f)-(i)	23	23	24

Cash Flows
Our business is working capital intensive. Our working capital needs are primarily to finance accounts receivable and inventory. We rely heavily on term loans, sales of accounts receivable, our securitization program, our revolver programs and net trade credit from vendors for our working capital needs. We have financed our growth and cash needs to date primarily through cash generated from operations and financing activities. As a general rule, when sales volumes are increasing, our net investment in working capital dollars typically increases, which generally results in decreased cash flow generated from operating activities. Conversely, when sales volumes decrease, our net investment in working capital dollars typically decreases, which generally results in increases in cash flows generated from operating activities. We calculate CCC as days of the last fiscal quarter’s revenue outstanding in accounts receivable plus days of supply on hand in inventory, less days of the last fiscal quarter’s cost of revenue outstanding in accounts payable. Our CCC was 23 days as of both May 31, 2024 and November 30, 2023. Our CCC remained flat as compared to November 30, 2023, with offsetting decreases in DSO and DPO as both our accounts receivable and accounts payable balances declined due to the timing of cash receipts and payments. Our CCC was 23 days and 24 days as of May 31, 2024 and May 31, 2023, respectively. The decrease was primarily due to a decrease in our DIO due to a decline in our inventory balances, partially offset by an increase in our DSO due to the timing of cash receipts.
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

Operating Activities
Net cash provided by operating activities was $270.0 million during the six months ended May 31, 2024, compared to net cash provided by operating activities of $604.8 million during the six months ended May 31, 2023. The decrease in net cash provided by operating activities was primarily due to a larger decrease in inventory during the six months ended May 31, 2023 related to ongoing sell-through of strategic inventory purchases that occurred during fiscal year 2022, partially offset by a larger decrease in accounts payable during the six months ended May 31, 2023 correlated with the decrease in inventory.
Investing Activities
Net cash used in investing activities during the six months ended May 31, 2024 and May 31, 2023 was $100.8 million and $64.5 million, respectively. The increase in cash used in investing activities is primarily due to cash paid for the acquisition of a business of $26.2 million.
Financing Activities
Net cash used in financing activities during the six months ended May 31, 2024 was $17.5 million as compared to net cash used in financing activities during the six months ended May 31, 2023 of $247.1 million. The decrease in cash used in financing activities is primarily due to the issuance of the 2034 Senior Notes for $600.0 million, partially offset by an increase in repurchases of common stock under our share repurchase program, which totaled $453.4 million during the six months ended May 31, 2024, compared to $174.8 million during the six months ended May 31, 2023, coupled with $45.4 million of net repayments of short-term borrowings during the six months ended May 31, 2024 compared to $29.4 million of net short-term borrowings during the six months ended May 31, 2023.
We believe our current cash balances, cash flows from operations and credit availability are sufficient to support our operating activities for at least the next twelve months.
Capital Resources
Our cash and cash equivalents totaled $1.2 billion and $1.0 billion as of May 31, 2024 and November 30, 2023, respectively. Our cash and cash equivalents held by international subsidiaries are no longer subject to U.S. federal tax on repatriation into the U.S.. Repatriation of some foreign balances is restricted by local laws. If in the future we repatriate foreign cash back to the U.S., we will report in our Consolidated Financial Statements the impact of state and withholding taxes depending upon the planned timing and manner of such repatriation. Presently, we believe we have sufficient resources, cash flow and liquidity within the U.S. to fund current and expected future working capital, investment and other general corporate funding requirements.
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
Credit Facilities and Borrowings
In the U.S., we have an accounts receivable securitization program to provide additional capital for our operations (the "U.S. AR Arrangement"). Under the terms of the U.S. AR Arrangement, we and our subsidiaries that are party to the U.S. AR Arrangement can borrow up to a maximum of $1.5 billion based upon eligible trade accounts receivable. The U.S. AR Arrangement, as amended December 11, 2023 and March 29, 2024, has a maturity date of December 2025. We also have an amended and restated credit agreement, dated as of April 16, 2024 (as amended, the "TD SYNNEX Credit Agreement"), pursuant to which we received commitments for the extension of a senior unsecured revolving credit facility not to exceed an aggregate principal amount of $3.5 billion, which revolving credit facility (the "TD SYNNEX Revolving Credit Facility") may, at our request but subject to the lenders' discretion, potentially be increased by up to an aggregate amount of $500.0 million. There were no amounts outstanding under the U.S. AR Arrangement or the TD SYNNEX Revolving Credit Facility at May 31, 2024 or November 30, 2023.

The TD SYNNEX Credit Agreement also includes a $1.5 billion term loan facility (the "TD SYNNEX Term Loan") that was fully funded in connection with the Merger. The TD SYNNEX Term Loan has a maturity date of September 2026. As amended, the TD SYNNEX Revolving Credit Facility will mature on April 16, 2029, subject, in the lender's discretion, to two one-year extensions upon our prior notice to the lenders.
On April 19, 2024, we entered into a Term Loan Credit Agreement (the "2024 Term Loan Credit Agreement") which provides for a senior unsecured term loan in the amount of $750.0 million (the "2024 Term Loan"). The proceeds from the 2024 Term Loan were used to repay a portion of the TD SYNNEX Term Loan. The 2024 Term Loan will mature on September 1, 2027.
We have various other committed and uncommitted lines of credit with financial institutions, short-term loans, term loans, credit facilities and book overdraft facilities, totaling approximately $569.6 million in borrowing capacity as of May 31, 2024. Our borrowings on these facilities vary within the period primarily based on changes in our working capital. There was $160.1 million outstanding on these facilities at May 31, 2024, at a weighted average interest rate of 5.93%, and there was $208.7 million outstanding on these facilities at November 30, 2023, at a weighted average interest rate of 7.52%.
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
We had total outstanding borrowings of approximately $4.6 billion and $4.1 billion as of May 31, 2024 and November 30, 2023, respectively. Our outstanding borrowings include Senior Notes of $3.1 billion and $2.5 billion as of May 31, 2024 and November 30, 2023, respectively, and term loans described above as the TD SYNNEX Term Loan and 2024 Term Loan of approximately $1.3 billion and $1.4 billion at May 31, 2024 and November 30, 2023, respectively. For additional information on our borrowings, see Note 10 - Borrowings to the Consolidated Financial Statements included in Part I, Item 1 of this Report. With respect to our $700.0 million of 1.250% Senior Notes due August 9, 2024, our current intention is to repay these notes on or before their maturity date primarily using funds received from the issuance of our $600.0 million of 6.10% Senior Notes due April 12, 2034.
Accounts Receivable Purchase Agreements
We have uncommitted accounts receivable purchase agreements under which trade accounts receivable owed by certain customers may be acquired, without recourse, by certain financial institutions. Available capacity under these programs is dependent upon the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. In addition, certain of these programs also require that we continue to service, administer and collect the sold accounts receivable. At May 31, 2024 and November 30, 2023, we had a total of $1.2 billion and $864.6 million, respectively, of trade accounts receivable sold to and held by financial institutions under these programs. Discount fees for these programs totaled $16.6 million and $32.6 million in the three and six months ended May 31, 2024, respectively, and $12.0 million and $23.7 million in the three and six months ended May 31, 2023, respectively.
Share Repurchase Program
In January 2023, the Board of Directors authorized a three-year $1.0 billion share repurchase program. In March 2024, the Board of Directors authorized a new $2.0 billion share repurchase program, supplementing the amount remaining under the existing program, pursuant to which we may repurchase our outstanding common stock from time to time in the open market or through privately negotiated transactions, including pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The March 2024 share repurchase authorization does not have an expiration date. We repurchased 2.3 million shares of common stock for $254.2 million and 4.2 million shares for $453.4 million in the three and six months ended May 31, 2024, respectively and 0.7 million shares for $60.0 million and 1.8 million shares for $174.8 million during the three and six months ended May 31, 2023, respectively. As of May 31, 2024, we had $1.9 billion available for future repurchases of our common stock. For additional information on our share repurchase program, see Note 5 - Stockholders' Equity to the Consolidated Financial Statements included in Part I, Item 1 of this Report.

Covenant Compliance
Our credit facilities have a number of covenants and restrictions that require us to maintain specified financial ratios. They also limit our (or our subsidiaries', as applicable) ability to incur additional debt or liens, enter into agreements with affiliates, modify the nature of our business, and merge or consolidate. As of May 31, 2024, we were in compliance with the financial covenant requirements for the above arrangements.
Critical Accounting Policies and Estimates
During the six months ended May 31, 2024, there were no material changes to our critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2023.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
In January 2023, our Board of Directors authorized a three-year $1.0 billion share repurchase program. In March 2024, the Board of Directors authorized a new $2.0 billion share repurchase program, supplementing the $196.7 million remaining authorization under the prior program (collectively, the "share repurchase program"), pursuant to which we may repurchase our outstanding common stock from time to time in the open market or through privately negotiated transactions, including pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 (the "Exchange Act"). The March 2024 share repurchase authorization does not have an expiration date.
On March 27, 2024, we announced a secondary public offering (the "March Offering") of an aggregate of 12.1 million shares of our common stock (which includes approximately 1.6 million shares that underwriters had the option to purchase) that were sold by certain entities managed by affiliates of Apollo Global Management, Inc (the "Selling Stockholders"). All the shares in the March Offering were sold by the Selling Stockholders. We did not receive any of the proceeds from the sale of shares by the Selling Stockholders in the March Offering. Also pursuant to the related underwriting agreement, we repurchased 500 thousand shares of our common stock from the underwriters as part of the March Offering (the "March Concurrent Share Repurchase") at a repurchase price of $108.60 per share, resulting in a purchase price of $54.3 million.
On April 4, 2024, we announced a secondary public offering (the "April Offering") of an aggregate of 5.3 million shares of our common stock that were sold by the Selling Stockholders. All the shares in the April Offering were sold by the Selling Stockholders. The Company did not receive any of the proceeds from the sale of shares by the Selling Stockholders in the April Offering. The April Offering reduced the Selling Stockholders' ownership interest in the Company to zero. Also pursuant to the related underwriting agreement, the Company repurchased 1.8 million shares of its common stock from the underwriters as part of the April Offering (the "April Concurrent Share Repurchase") at a repurchase price of $114.20 per share, resulting in a purchase price of approximately $199.9 million.
The March Concurrent Share Repurchase and the April Concurrent Share Repurchase were both made under our existing share repurchase program, and are included within the respective activity for the months of March and April shown in the table below.
The following table presents information with respect to purchases of common stock by the Company under the share repurchase program described above, during the quarter ended May 31, 2024:

	Issuer Purchases of Equity Securities (amounts in thousands except for per share amounts)
Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or program	Maximum dollar value of shares that may yet be purchased under the plans or programs
March 1 - March 31, 2024	500	$108.60	500	$2,142,358
April 1 - April 30, 2024	1,750	114.20	1,750	1,942,508
May 1 - May 31, 2024	—	—	—	1,942,508
Total	2,250	$112.96	2,250
_________________________
(1) Excludes excise taxes, whether accrued or paid, and excludes broker's commissions.

ITEM 5. Other Information
Trading Arrangements
On May 1, 2024, Merline Saintil, a member of the Company’s Board of Directors, adopted a trading arrangement for the sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. Ms. Saintil’s Rule 10b5-1 trading arrangement provides for the sale of up to 468 shares of common stock until March 31, 2025 pursuant to the terms of the plan.
On May 8, 2024, Marshall Witt, the Company’s Chief Financial Officer, adopted a trading arrangement for the sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. Mr. Witt’s Rule 10b5-1 trading arrangement provides for the sale of up to (i) 17,480 shares of common stock (of which 7,549 shares are to be acquired upon the exercise of employee stock options) and (ii) 100% net shares (not yet determinable) of common stock resulting from the vesting of certain equity awards (net shares are net of tax withholding), until June 23, 2025 pursuant to the terms of the plan.

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

4.1
Indenture, dated as of August 9, 2021, by and between TD SYNNEX Corporation and Citibank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 9, 2021).

4.2
Fifth Supplemental Indenture, dated as of April 12, 2024, by and between TD SYNNEX Corporation and Citibank, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on April 12, 2024).

4.3	Form of 6.100% Senior Notes due 2034 (included as Exhibit A to Exhibit 4.2) (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on April 12, 2024).

10.1+
Amended and Restated Credit Agreement, dated as of April 16, 2024, by and among TD SYNNEX Corporation, the lenders party thereto and Citibank, N.A., as agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 22, 2024).

10.2+
Credit Agreement, dated as of April 19, 2024, by and among TD SYNNEX Corporation, the lenders party thereto and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 22, 2024).

10.3+
Fourth Amendment to the Fifth Amended and Restated Receivables Funding and Administration Agreement, dated as of March 29, 2024 by and among TD SYNNEX Corporation, SIT Funding Corporation, the originators party thereto, the lenders party thereto and the Toronto-Dominion Bank, as agent (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 2024).

10.4#	Advisor Agreement with Duane Zitzner dated March 21, 2024 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 2024).

10.5#	TD SYNNEX Corporation 2024 Employee Stock Purchase Plan (incorporated by reference to the Company’s 2024 Proxy Statement on Schedule 14A (File No. 001-31892) filed on February 5, 2024)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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
Date: July 3, 2024
TD SYNNEX CORPORATION

By:	/s/ Richard T. Hume
Richard T. Hume
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

By:	/s/ Marshall W. Witt
Marshall W. Witt
Chief Financial Officer
(Duly authorized officer and principal financial officer)