Form 10-Q
period 2024-08-31
TD SYNNEX CORP
filed 2024-10-03
CIK 1177394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 26, 2024
Common Stock, $0.001 par value	85,088,025

TD SYNNEX CORPORATION
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
TD SYNNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(currency and share amounts in thousands, except par value)
(unaudited)

	August 31, 2024	November 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$853,923	$1,033,776
Accounts receivable, net	10,032,404	10,297,814
Receivables from vendors, net	863,382	964,334
Inventories	7,674,438	7,146,274
Other current assets	633,636	642,238
Total current assets	20,057,783	20,084,436
Property and equipment, net	477,419	450,024
Goodwill	3,951,771	3,904,170
Intangible assets, net	4,066,707	4,244,314
Other assets, net	653,867	729,870
Total assets	$29,207,547	$29,412,814

LIABILITIES AND EQUITY
Current liabilities:
Borrowings, current	$314,198	$983,585
Accounts payable	13,873,238	13,347,281
Other accrued liabilities	1,802,958	2,407,896
Total current liabilities	15,990,394	16,738,762
Long-term borrowings	3,736,004	3,099,193
Other long-term liabilities	450,364	498,656
Deferred tax liabilities	866,702	893,021
Total liabilities	21,043,464	21,229,632
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 200,000 shares authorized, 99,012 shares issued as of both August 31, 2024 and November 30, 2023	99	99
Additional paid-in capital	7,458,088	7,435,274
Treasury stock, 14,742 and 10,343 shares as of August 31, 2024 and November 30, 2023, respectively	(1,436,868)	(949,714)
Accumulated other comprehensive loss	(452,241)	(507,248)
Retained earnings	2,595,005	2,204,771
Total stockholders' equity	8,164,083	8,183,182
Total liabilities and equity	$29,207,547	$29,412,814
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(currency and share amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023
Revenue	$14,684,712	$13,960,615	$42,607,873	$43,148,110
Cost of revenue	(13,723,664)	(12,989,342)	(39,667,512)	(40,209,860)
Gross profit	961,048	971,273	2,940,361	2,938,250
Selling, general and administrative expenses	(657,513)	(659,454)	(2,000,772)	(1,987,375)
Acquisition, integration and restructuring costs	(656)	(71,586)	(70,190)	(159,597)
Operating income	302,879	240,233	869,399	791,278
Interest expense and finance charges, net	(80,447)	(67,703)	(233,039)	(222,188)
Other expense, net	(1,518)	(2,371)	(7,493)	(6,691)
Income before income taxes	220,914	170,159	628,867	562,399
Provision for income taxes	(42,358)	(30,897)	(134,578)	(123,030)
Net income	$178,556	$139,262	$494,289	$439,369
Earnings per common share:
Basic	$2.09	$1.49	$5.70	$4.67
Diluted	$2.08	$1.49	$5.67	$4.66
Weighted-average common shares outstanding:
Basic	84,510	92,590	85,937	93,400
Diluted	84,937	92,881	86,323	93,676
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(currency in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023
Net income	$178,556	$139,262	$494,289	$439,369
Other comprehensive income:
Unrealized gains on cash flow hedges during the period, net of tax expense of $0 for both the three months ended August 31, 2024 and 2023, respectively, and $0 and $(235) for the nine months ended August 31, 2024 and 2023, respectively	—	—	—	702
Reclassification of net (gains) on cash flow hedges to net income, net of tax expense of $0 and $880 for the three months ended August 31, 2024 and 2023, respectively, and $0 and $1,766 for the nine months ended August 31, 2024 and 2023, respectively	—	(2,756)	—	(5,453)
Total change in unrealized losses on cash flow hedges, net of taxes	—	(2,756)	—	(4,751)
Foreign currency translation adjustments and other, net of tax benefit of $3,487 and $2,807 for the three months ended August 31, 2024 and 2023, respectively, and $2,829 and $6,355 for the nine months ended August 31, 2024 and 2023, respectively	100,043	77,802	55,007	224,501
Reclassification of net foreign currency translation adjustment realized upon sale of foreign subsidiary, net of tax expense of $0 for both the three and nine months ended August 31, 2024 and 2023, respectively	—	(578)	—	(578)
Other comprehensive income	100,043	74,468	55,007	219,172
Comprehensive income	$278,599	$213,730	$549,296	$658,541
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(currency in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023
Total Stockholders' equity, beginning balance	$7,956,460	$8,268,770	$8,183,182	$8,025,506

Common stock and additional paid-in capital:
Beginning balance	7,446,928	7,422,815	7,435,373	7,374,199
Share-based compensation	16,176	20,442	47,096	63,724
Common stock issued and treasury stock reissued for employee benefit plans	(4,917)	(1,509)	(24,282)	3,825
Ending balance	7,458,187	7,441,748	7,458,187	7,441,748

Treasury stock:
Beginning balance	(1,388,845)	(521,157)	(949,714)	(337,217)
Repurchases of common stock for tax withholdings on equity awards	(1,441)	(828)	(7,728)	(8,593)
Reissuance of treasury stock for employee benefit plans	10,450	3,803	35,322	3,803
Repurchases of common stock	(57,032)	(103,978)	(514,748)	(280,153)
Ending balance	(1,436,868)	(622,160)	(1,436,868)	(622,160)

Retained earnings:
Beginning balance	2,450,661	1,942,118	2,204,771	1,708,234
Net income	178,556	139,262	494,289	439,369
Cash dividends declared	(34,212)	(32,682)	(104,055)	(98,905)
Ending balance	2,595,005	2,048,698	2,595,005	2,048,698

Accumulated other comprehensive loss:
Beginning balance	(552,284)	(575,006)	(507,248)	(719,710)
Other comprehensive income	100,043	74,468	55,007	219,172
Ending balance	(452,241)	(500,538)	(452,241)	(500,538)

Total stockholders' equity, ending balance	$8,164,083	$8,367,748	$8,164,083	$8,367,748

Cash dividends declared per share	$0.40	$0.35	$1.20	$1.05
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(currency in thousands)
(unaudited)

	Nine Months Ended
	August 31, 2024	August 31, 2023
Cash flows from operating activities:
Net income	$494,289	$439,369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	305,094	314,917
Share-based compensation	47,096	63,724
Provision for doubtful accounts	2,040	30,338
Other	8,927	(5,505)
Changes in operating assets and liabilities, net of acquisition of businesses:
Accounts receivable, net	307,690	724,701
Receivables from vendors, net	104,152	11,933
Inventories	(488,505)	1,704,394
Accounts payable	464,199	(1,777,131)
Other operating assets and liabilities	(589,199)	(310,035)
Net cash provided by operating activities	655,783	1,196,705
Cash flows from investing activities:
Purchases of property and equipment	(126,052)	(107,417)
Acquisition of businesses, net of cash acquired	(32,422)	—
Settlement of net investment hedges	(14,840)	(556)
Other	(8,259)	(5,184)
Net cash used in investing activities	(181,573)	(113,157)
Cash flows from financing activities:
Dividends paid	(104,055)	(98,905)
Proceeds from issuance of common stock and reissuances of treasury stock	11,040	7,628
Repurchases of common stock	(509,881)	(277,760)
Repurchases of common stock for tax withholdings on equity awards	(7,728)	(8,593)
Net borrowings (repayments) on revolving credit loans	105,289	(27,457)
Principal payments on long-term debt	(1,485,608)	(52,746)
Borrowings on long term debt	1,349,376	51,837
Cash paid for debt issuance costs	(13,869)	—
Other	—	375
Net cash used in financing activities	(655,436)	(405,621)
Effect of exchange rate changes on cash and cash equivalents	1,373	50,089
Net (decrease) increase in cash and cash equivalents	(179,853)	728,016
Cash and cash equivalents at beginning of period	1,033,776	522,856
Cash and cash equivalents at end of period	$853,923	$1,250,872
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2024 and 2023
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
The accompanying interim unaudited Consolidated Financial Statements as of August 31, 2024 and for the three and nine months ended August 31, 2024 and August 31, 2023 have been prepared by the Company, without audit, in accordance with the rules and regulations of the United States ("U.S.") Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2023.
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
The Company’s cash and cash equivalents and derivative instruments are transacted and maintained with financial institutions with high credit standing, and their compositions and maturities are regularly monitored by management. Through August 31, 2024, the Company has not experienced any material credit losses on such deposits and derivative instruments.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2024 and 2023
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
The following table provides revenue generated from products purchased from vendors that exceeded 10% of our consolidated revenue for the periods indicated (as a percent of consolidated revenue):

	Three Months Ended		Nine Months Ended
	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023
Apple, Inc.	11%	10%	12%	10%
Cisco Systems, Inc.	N/A (1)	10%	N/A (1)	N/A (1)
HP Inc.	N/A (1)	10%	N/A (1)	N/A (1)
_________________________
(1) Revenue generated from products purchased from this vendor was less than 10% of consolidated revenue during the period presented.
One customer accounted for 13% and 12% of the Company's total revenue during the three and nine months ended August 31, 2024, respectively. One customer accounted for 11% of the Company's total revenue during both the three and nine months ended August 31, 2023. As of August 31, 2024 and November 30, 2023, no single customer comprised more than 10% of the consolidated accounts receivable balance.
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

The Company has uncommitted accounts receivable purchase agreements with global financial institutions under which trade accounts receivable of certain customers and their affiliates may be acquired, without recourse, by the financial institutions. Available capacity under these programs is dependent on the level of the Company’s trade accounts receivable with these customers and the financial institutions’ willingness to purchase such receivables. In addition, certain of these programs also require that the Company continue to service, administer and collect the sold accounts receivable. As of August 31, 2024 and November 30, 2023, accounts receivable sold to and held by the financial institutions under these programs were $1.0 billion and $864.6 million, respectively. Discount fees related to the sale of trade accounts receivable under these facilities are included in “Interest expense and finance charges, net” in the Consolidated Statements of Operations. Discount fees for these programs totaled $16.4 million and $49.0 million in the three and nine months ended August 31, 2024, respectively, and $12.5 million and $36.2 million for the three and nine months ended August 31, 2023, respectively.
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
For the three and nine months ended August 31, 2024 and 2023
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
For the three and nine months ended August 31, 2024 and 2023
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
For the three and nine months ended August 31, 2024 and 2023
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
NOTE 3—ACQUISITION, INTEGRATION AND RESTRUCTURING COSTS:
Acquisition, integration and restructuring costs are primarily comprised of costs related to the Merger (as defined below) and costs related to the Global Business Optimization 2 Program initiated by Tech Data Corporation prior to the Merger (the “GBO 2 Program”) of $3.9 million during the nine months ended August 31, 2024 and $3.0 million and $9.0 million during the three and nine months ended August 31, 2023, respectively. Acquisition, integration and restructuring costs related to other acquisitions were $0.7 million and $1.9 million during the three and nine months ended August 31, 2024, respectively. The Company does not expect to incur additional costs under the GBO 2 Program in future periods.
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
The Company has substantially completed the acquisition, integration and restructuring activities related to the Merger. Therefore, there were no material related expenses recorded within acquisition, integration and restructuring costs for the three months ended August 31, 2024 and there are no material expenses expected in future periods. The Company previously incurred acquisition, integration and restructuring costs related to the completion of the Merger, including professional services costs, personnel and other costs, long-lived assets charges and termination fees, and stock-based compensation expense. Professional services costs are primarily comprised of IT and other consulting services, as well as legal expenses. Personnel and other costs are primarily comprised of costs related to retention and other bonuses, severance and duplicative labor costs. Long-lived assets charges and termination fees include accelerated depreciation and amortization expense of $5.5 million recorded during the nine months ended August 31, 2024 and $4.7 million and $16.2 million recorded during the three and nine months ended August 31, 2023, respectively, due to changes in asset useful lives in conjunction with the consolidation of certain IT systems, along with $17.0 million recorded during the nine months ended August 31, 2024 and $0.4 million and $12.9 million recorded during the three and nine months ended August 31, 2023, respectively, for termination fees related to certain IT systems. Stock-based compensation expense primarily relates to costs associated with the conversion of certain Tech Data performance-based equity awards issued prior to the Merger into restricted shares of TD SYNNEX (refer to Note 4 – Share-Based Compensation for further information) and expenses for certain restricted stock awards issued in conjunction with the Merger.
In July 2023, the Company offered a voluntary severance program ("VSP") to certain co-workers in the U.S. as part of the Company's cost optimization efforts related to the Merger. The Company incurred $10.1 million of costs in connection with the VSP during the nine months ended August 31, 2024, including $8.0 million of severance costs and $2.1 million of duplicative labor costs, and $37.2 million during the three and nine months ended August 31, 2023, including $30.0 million of severance costs and $7.2 million of duplicative labor costs.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2024 and 2023
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
During the three and nine months ended August 31, 2024 and August 31, 2023, acquisition and integration expenses related to the Merger were composed of the following:

	Three Months Ended		Nine Months Ended
	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023

	(currency in thousands)
Professional services costs	$—	$5,036	$16,456	$16,157
Personnel and other costs	—	9,430	15,279	33,712
Long-lived assets charges and termination fees	—	5,078	22,533	29,067
Stock-based compensation	—	11,912	—	34,472
Voluntary severance program costs	—	37,178	10,113	37,178
Total	$—	$68,634	$64,381	$150,586
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
The following tables summarize the Company's share-based awards activity for TD SYNNEX stock incentive plans during the nine months ended August 31, 2024.
A summary of the changes in the Company's stock options is set forth below:

(shares in thousands)	Stock options
Balances as of November 30, 2023	594
Exercised	(96)
Balances as of August 31, 2024	498

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2024 and 2023
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
A summary of the changes in the Company's non-vested RSAs and RSUs is presented below:

(shares in thousands)	RSAs and RSUs
Non-vested as of November 30, 2023	1,307
Granted	199
Vested	(218)
Attainment adjustments(1)	(16)
Cancelled	(52)
Non-vested as of August 31, 2024	1,220
__________________
(1) During the nine months ended August 31, 2024, the attainment on PRSUs vested was adjusted to reflect actual performance.
A summary of share-based compensation expense in the Consolidated Statements of Operations for TD SYNNEX stock incentive plans is presented below:

	Three Months Ended		Nine Months Ended
	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023

	(currency in thousands)
Selling, general and administrative expenses	$16,176	$8,530	$47,096	$29,252
Acquisition, integration and restructuring costs	—	2,312	—	5,290
Total share-based compensation expense	$16,176	$10,842	$47,096	$34,542
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
The restricted shares had a fair value of $127.60 per share upon closing of the Merger which was recorded as share-based compensation expense on a straight-line basis over the vesting period in “Acquisition, integration, and restructuring costs” in the Consolidated Statement of Operations. Vesting of the restricted shares was completed as of September 1, 2023, therefore there was no related share-based compensation expense recorded by the Company during the three or nine months ended August 31, 2024. The Company recorded $9.6 million and $29.2 million of share-based compensation expense related to these restricted shares in “Acquisition, integration, and restructuring costs” during the three and nine months ended August 31, 2023, respectively.
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
For the three and nine months ended August 31, 2024 and 2023
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
As of August 31, 2024, the Company had $1.9 billion available for future repurchases of its common stock under the March 2024 share repurchase program.
The Company's common share repurchase activity for the nine months ended August 31, 2024 is summarized as follows:

(shares in thousands, except per share amounts)	Shares	Weighted-average price per share
Treasury stock balance as of November 30, 2023	10,343	$91.82
Shares of treasury stock repurchased under share repurchase program (1)	4,701	108.47
Shares of treasury stock repurchased for tax withholdings on equity awards	72	106.63
Shares of treasury stock reissued for employee benefit plans	(374)	94.38
Treasury stock balance as of August 31, 2024	14,742	$97.47
_________________________
(1) Weighted-average price per share excludes broker's commissions and excise taxes. "Repurchases of common stock" in the Consolidated Statements of Cash Flows for the nine months ended August 31, 2024 excludes amounts related to accrued excise tax that is included in "Other current liabilities" and "Treasury stock" on the Consolidated Balance Sheets at August 31, 2024. Excise taxes when paid are classified as operating activities in the Consolidated Statements of Cash Flows.
Dividends
On September 26, 2024, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.40 per common share payable on October 25, 2024 to stockholders of record as of the close of business on October 11, 2024. Dividends are subject to continued capital availability and the declaration by the Board of Directors in the best interest of the Company’s stockholders.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2024 and 2023
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
NOTE 6—EARNINGS PER COMMON SHARE:
The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Nine Months Ended
	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023

	(currency and share amounts in thousands, except per share amounts)
Basic earnings per common share:
Net income attributable to common stockholders(1)	$176,927	$138,260	$489,818	$436,069
Weighted-average number of common shares - basic	84,510	92,590	85,937	93,400
Basic earnings per common share	$2.09	$1.49	$5.70	$4.67

Diluted earnings per common share:
Net income attributable to common stockholders(1)	$176,934	$138,263	$489,833	$436,076

Weighted-average number of common shares - basic	84,510	92,590	85,937	93,400
Effect of dilutive securities:
Stock options and RSUs	427	291	386	276
Weighted-average number of common shares - diluted	84,937	92,881	86,323	93,676

Diluted earnings per common share	$2.08	$1.49	$5.67	$4.66

Anti-dilutive shares excluded from diluted earnings per share calculation	66	303	141	282
_________________________
(1) RSAs granted by the Company are considered participating securities. Income available to participating securities was immaterial in all periods presented.
NOTE 7—BALANCE SHEET COMPONENTS:
Accounts receivable, net:
The following table summarizes accounts receivable, net:

	As of
	August 31, 2024	November 30, 2023

	(currency in thousands)
Accounts receivable	$10,150,086	$10,448,567
Less: Allowance for doubtful accounts	(117,682)	(150,753)
Accounts receivable, net	$10,032,404	$10,297,814

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2024 and 2023
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
Receivables from vendors, net:
The following table summarizes receivables from vendors, net:

	As of
	August 31, 2024	November 30, 2023

	(currency in thousands)
Receivables from vendors	$872,033	$976,453
Less: Allowance for doubtful accounts	(8,651)	(12,119)
Receivables from vendors, net	$863,382	$964,334
Allowance for doubtful trade receivables:
The following table summarizes the changes to the allowance for doubtful trade receivables (currency in thousands):

Balance as of November 30, 2023	$150,753
Additions	2,040
Write-offs, recoveries, reclassifications and foreign exchange translation	(35,111)
Balance as of August 31, 2024	$117,682
Allowance for receivables from vendors:
The following table summarizes the changes to the allowance for receivables from vendors (currency in thousands):

Balance as of November 30, 2023	$12,119
Charged to income	(3,402)
Write-offs, recoveries, reclassifications and foreign exchange translation	(66)
Balance as of August 31, 2024	$8,651
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
For the three and nine months ended August 31, 2024 and 2023
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
Cash Flow Hedges
The Company uses interest rate swap derivative contracts to economically convert a portion of its variable-rate debt to fixed-rate debt. Gains and losses on cash flow hedges are recorded in AOCI until the hedged item is recognized in earnings. Deferred gains and losses associated with cash flow hedges of interest payments are recognized in “Interest expense and finance charges, net” in the same period as the related expense is recognized. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified into earnings in the period of de-designation. Any subsequent changes in fair value of such derivative instruments are recorded in earnings unless they are re-designated as hedges of other transactions. The Company classifies cash flows related to the settlement of its cash flow hedges as operating activities in the Consolidated Statements of Cash Flows. The Company terminated its remaining interest rate swaps in May 2023 and had no interest rate swaps designated as cash flow hedges outstanding as of August 31, 2024.
Net Investment Hedges
The Company has entered into foreign currency forward contracts, as well as foreign currency forward contracts combined with zero cost foreign exchange collar contracts, to hedge a portion of its net investment in euro denominated foreign operations which are designated as net investment hedges. The Company entered into the net investment hedges to offset the risk of change in the U.S. dollar value of the Company's investment in a euro functional subsidiary due to fluctuating foreign exchange rates. Gains and losses on the net investment hedges, which have been recorded in AOCI and will remain in AOCI until the sale or substantial liquidation of the underlying assets of the Company's investment, are included within the "Foreign currency translation adjustments and other" caption on the Consolidated Statements of Comprehensive Income. The initial fair value of hedge components excluded from the assessment of effectiveness is being recognized in the Consolidated Statements of Operations under a systematic and rational method over the life of the hedging instrument. The Company classifies cash flows related to the settlement of its net investment hedges as investing activities in the Consolidated Statements of Cash Flows.
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
For the three and nine months ended August 31, 2024 and 2023
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
Fair Values of Derivative Instruments in the Consolidated Balance Sheets
The fair values of the Company’s derivative instruments are disclosed in Note 9 – Fair Value Measurements and summarized in the table below:

	Value as of
Balance Sheet Line Item (currency in thousands)	August 31, 2024	November 30, 2023
Derivative instruments not designated as hedging instruments:
Foreign exchange forward contracts (notional value)	$1,597,525	$1,456,110
Other current assets	9,025	4,326
Other accrued liabilities	12,458	9,756
Derivative instruments designated as net investment hedges:
Foreign currency forward contracts (notional value)	$687,475	$516,250
Other accrued liabilities	547	18,335
Other long-term liabilities	21,116	18,041
Foreign exchange collar contracts (notional value)	$300,000	$—
Other long-term assets	40	—
Other long-term liabilities	708	—
Volume of Activity
The notional amounts of foreign exchange forward contracts represent the gross amounts of foreign currency, including, principally, the Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese yuan, Czech koruna, Danish krone, Euro, Indian rupee, Indonesian rupiah, Japanese yen, Mexican peso, Norwegian krone, Philippine peso, Polish zloty, Singapore dollar, Swedish krona, Swiss franc and Turkish lira that will be bought or sold at maturity. The notional amounts of foreign exchange collar contracts represent the amounts of put and call options to sell or purchase Euros at a predetermined strike price. The notional amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of the Company’s exposure to credit or market loss. The Company’s exposure to credit loss and market risk will vary over time as currency and interest rates change.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2024 and 2023
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

		Three Months Ended		Nine Months Ended
	Location of Gains (Losses) in Income	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023

		(currency in thousands)
Derivative instruments not designated as hedging instruments:
(Losses) gains recognized from foreign exchange contracts, net⁽¹⁾	Cost of revenue	$(5,699)	$(18,603)	$749	$(43,115)
(Losses) gains recognized from foreign exchange contracts, net⁽¹⁾	Other expense, net	(2,210)	2,044	(444)	(3,181)
Total		$(7,909)	$(16,559)	$305	$(46,296)

Derivative instruments designated as cash flow hedges:
Gains recognized in OCI on interest rate swaps		$—	$—	$—	$937
Gains on interest rate swaps reclassified from AOCI into income	Interest expense and finance charges, net	$—	$3,636	$—	$7,219

Derivative instruments designated as net investment hedges:
Losses recognized in OCI on foreign exchange forward contracts		$(12,660)	$(12,580)	$(8,088)	$(27,237)
Gains recognized in income (amount excluded from effectiveness testing)	Interest expense and finance charges, net	$3,122	$2,303	$7,766	$6,889
Losses recognized in OCI on foreign exchange collar contracts(2)		$(668)	$—	$(668)	$—
____________________________
(1) The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies.
(2) The company had no foreign exchange collar contracts outstanding during the three and nine months ended August 31, 2023.
Except for the net investment hedge amounts shown above, there were no gain or loss amounts excluded from the assessment of effectiveness. There are no existing gains or losses in AOCI expected to be reclassified into earnings in the normal course of business within the next 12 months.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2024 and 2023
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
The following table summarizes the valuation of the Company’s financial instruments that are measured at fair value on a recurring basis:

	As of August 31, 2024				As of November 30, 2023
		Fair value measurement category				Fair value measurement category
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(currency in thousands)
Assets:
Forward foreign currency exchange contracts not designated as hedges	$9,025	$—	$9,025	$—	$4,326	$—	$4,326	$—
Foreign exchange collar contracts designated as net investment hedges(1)	40	—	40	—	—	—	—	—
Liabilities:
Forward foreign currency exchange contracts not designated as hedges	$12,458	$—	$12,458	$—	$9,756	$—	$9,756	$—
Forward foreign currency exchange contracts designated as net investment hedges	21,663	—	21,663	—	36,376	—	36,376	—
Foreign exchange collar contracts designated as net investment hedges(1)	708	—	708	—	—	—	—	—
(1) The company had no foreign exchange collar contracts outstanding as of November 30, 2023.
The fair values of forward exchange contracts are measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. The fair values of foreign exchange collar contracts are measured using the cash flows of the contracts, discount rates to account for the passage of time, implied volatility and current foreign exchange market data, which are all based on inputs readily available in public markets. The effect of nonperformance risk on the fair value of derivative instruments was not material as of August 31, 2024 and November 30, 2023.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2024 and 2023
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
The carrying values of accounts receivable, accounts payable and short-term debt approximate fair value due to their short maturities and interest rates which are variable in nature. The carrying value of the Company’s term loans approximate their fair value since they bear interest rates that are similar to existing market rates. The estimated fair value of the Senior Notes was approximately $2.3 billion and $2.2 billion as of August 31, 2024 and November 30, 2023, respectively.
During the nine months ended August 31, 2024, there were no transfers between the fair value measurement category levels.
NOTE 10—BORROWINGS:
Borrowings consist of the following:

	As of
	August 31, 2024	November 30, 2023

	(currency in thousands)
TD SYNNEX U.S. Accounts Receivable Securitization Agreement	$31,000	$—
Current portion of TD SYNNEX Senior Notes	—	700,000
Current portion of term loans	—	75,000
Other short-term borrowings	283,198	208,694
Short-term borrowings before debt discount and issuance costs	$314,198	$983,694
Less: current portion of unamortized debt discount and issuance costs	—	(109)
Borrowings, current	$314,198	$983,585

Term loans	$1,331,250	$1,275,000
TD SYNNEX Senior Notes	2,400,000	1,800,000
Other credit agreements and long-term debt	25,744	41,985
Long-term borrowings, before unamortized debt discount and issuance costs	$3,756,994	$3,116,985
Less: unamortized debt discount and issuance costs	(20,990)	(17,792)
Long-term borrowings	$3,736,004	$3,099,193
TD SYNNEX U.S. Accounts Receivable Securitization Arrangement
In the U.S., the Company has an accounts receivable securitization program to provide additional capital for its operations (the “U.S. AR Arrangement”). Under the terms of the U.S. AR Arrangement, as amended December 11, 2023, March 29, 2024 and August 1, 2024, the Company and its subsidiaries that are party to the U.S. AR Arrangement can borrow up to a maximum of $1.5 billion based upon eligible trade accounts receivable. The U.S. AR Arrangement has a maturity date of December 2025. The effective borrowing cost under the U.S. AR Arrangement is a blended rate based upon the composition of the lenders, that includes prevailing dealer commercial paper rates and a rate based upon SOFR. In addition, a program fee payable on the used portion of the lenders’ commitment accrues at 0.85% per annum. A facility fee is payable on the adjusted commitment of the lenders, to accrue at different tiers ranging between 0.30% per annum and 0.40% per annum depending on the amount of outstanding advances from time to time.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2024 and 2023
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
Under the terms of the U.S. AR Arrangement, the Company and certain of its U.S. subsidiaries sell, on a revolving basis, their receivables to a wholly-owned, bankruptcy-remote subsidiary. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled approximately $3.5 billion and $3.4 billion as of August 31, 2024 and November 30, 2023, respectively. The borrowings are funded by pledging all of the rights, title and interest in the receivables acquired by the Company's bankruptcy-remote subsidiary as security. Any amounts borrowed under the U.S. AR Arrangement are recorded as debt on the Company's Consolidated Balance Sheets. There was $31.0 million outstanding under the U.S. AR Arrangement at August 31, 2024 at an interest rate of 6.21%. There were no amounts outstanding under the U.S. AR Arrangement at November 30, 2023.
TD SYNNEX Credit Agreement
The Company is party to an amended and restated credit agreement, dated as of April 16, 2024 (as amended, the “TD SYNNEX Credit Agreement”) with the lenders party thereto and Citibank, N.A., as agent, pursuant to which the Company received commitments for the extension of a senior unsecured revolving credit facility not to exceed an aggregate principal amount of $3.5 billion, which revolving credit facility (the “TD SYNNEX Revolving Credit Facility”) may, at the request of the Company but subject to the lenders’ discretion, potentially be increased by up to an aggregate amount of $500.0 million. There were no amounts outstanding under the TD SYNNEX Revolving Credit Facility at August 31, 2024 or November 30, 2023. The TD SYNNEX Credit Agreement also includes a senior unsecured term loan (the “TD SYNNEX Term Loan”) in an original aggregate principal amount of $1.5 billion, that was fully funded in connection with the closing of the Merger. The borrowers under the TD SYNNEX Credit Agreement are TD SYNNEX Corporation and certain subsidiaries of the Company. The maturity of the TD SYNNEX Term Loan is on the fifth anniversary of the September 2021 closing date, to occur in September 2026. As amended, the TD SYNNEX Revolving Credit Facility will mature on April 16, 2029, subject, in the lender's discretion, to two one-year extensions upon the Company's prior notice to the lenders. There was $581.3 million and $1.4 billion outstanding on the TD SYNNEX Term Loan as of August 31, 2024 and November 30, 2023, respectively.
Loans borrowed under the TD SYNNEX Credit Agreement bear interest at a per annum rate equal to the applicable SOFR rate, plus 0.100% credit spread adjustment, plus the applicable margin, which may range from 1.000% to 1.750%, for borrowings under the TD SYNNEX Revolving Credit Facility and 1.125% to 1.750% for the TD SYNNEX Term Loan, in each case based on the Company’s Public Debt Rating (as defined in the TD SYNNEX Credit Agreement). The applicable margin on base rate loans is 1.00% less than the corresponding margin on SOFR rate based loans. In addition to these borrowing rates, there is a commitment fee that ranges from 0.100% to 0.300% on any unused commitment under the TD SYNNEX Revolving Credit Facility based on the Company’s Public Debt Rating. The effective interest rate for the TD SYNNEX Term Loan was 6.72% and 6.82% as of August 31, 2024 and November 30, 2023, respectively.
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
Loans borrowed under the 2024 Term Loan Credit Agreement bear interest at a per annum rate equal to the applicable SOFR rate, plus 0.10% credit spread adjustment, plus the applicable margin, which may range from 1.000% to 1.625%, based on the Company’s Public Debt Rating (as defined in the 2024 Term Loan Credit Agreement). The effective interest rate for the 2024 Term Loan was 6.60% as of August 31, 2024.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2024 and 2023
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
TD SYNNEX Senior Notes
On August 9, 2021, the Company completed its offering of $2.5 billion aggregate principal amount of senior unsecured notes, consisting of $700.0 million of 1.250% senior notes due August 9, 2024 which were repaid at maturity, $700.0 million of 1.750% senior notes due August 9, 2026, $600.0 million of 2.375% senior notes due August 9, 2028, and $500.0 million of 2.650% senior notes due August 9, 2031 (collectively, the “Senior Notes,” and such offering, the “Senior Notes Offering”). The Company pays interest semi-annually on the notes on each of February 9 and August 9. The interest rate payable on each series of the Senior Notes will be subject to adjustment from time to time if the credit rating assigned to such series of Senior Notes is downgraded (or downgraded and subsequently upgraded).
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
On April 12, 2024, the Company issued and sold $600.0 million of 6.100% senior notes due April 12, 2034 (the "2034 Senior Notes" and such offering, the "2034 Senior Notes Offering"). The Company will pay interest semi-annually on the 2034 Senior Notes on each of April 12 and October 12, commencing on October 12, 2024. The Company incurred $6.1 million towards issuance costs on the 2034 Senior Notes. The Company used the net proceeds from the 2034 Senior Notes Offering, together with other available funds, to repay the $700.0 million aggregate principal amount of the 1.250% Senior Notes that were due August 9, 2024 and for general corporate purposes. References to the collective Senior Notes hereafter also include the 2034 Senior Notes.
The Company may redeem the outstanding Senior Notes, in whole or in part, at any time and from time to time, prior to (i) July 9, 2026 (the “2026 Par Call Date”) in the case of the 2026 Senior Notes, (ii) June 9, 2028 (the “2028 Par Call Date”) in the case of the 2028 Senior Notes, (iii) May 9, 2031 in the case of the 2031 Senior Notes (the “2031 Par Call Date”) and (iv) January 12, 2034 in the case of the 2034 Senior Notes (the "2034 Par Call Date" and, together with the 2026 Par Call Date, the 2028 Par Call Date, and the 2031 Par Call Date, each, a “Par Call Date” and together, the “Par Call Dates”), at a redemption price equal to the greater of (x) 100% of the aggregate principal amount of the applicable Senior Notes to be redeemed and (y) the sum of the present values of the remaining scheduled payments of the principal and interest on the Senior Notes, in each case discounted to the date of redemption (assuming the applicable Senior Notes matured on the applicable Par Call Date) on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at a rate equal to the sum of the applicable treasury rate (as defined in the supplemental indenture establishing the terms of the applicable Senior Notes) plus 20 basis points for the 2026 Senior Notes, 25 basis points for the 2028 Senior Notes and 2031 Senior Notes and 30 basis points for the 2034 Senior Notes, plus in each case, accrued and unpaid interest thereon to, but excluding, the redemption date. The Company may also redeem the Senior Notes of any series at its option, in whole or in part, at any time and from time to time on or after the applicable Par Call Date, at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed.
Other Short-Term Borrowings
The Company has various other committed and uncommitted lines of credit with financial institutions, short-term loans, term loans, credit facilities and book overdraft facilities, totaling approximately $580.9 million in borrowing capacity as of August 31, 2024. Most of these facilities are provided on a short-term basis and are reviewed periodically for renewal. Interest rates and other terms of borrowing under these lines of credit vary by country, depending on local market conditions. There was $283.2 million outstanding on these facilities at August 31, 2024, at a weighted average interest rate of 6.83%, and there was $208.7 million outstanding at November 30, 2023, at a weighted average interest rate of 7.52%. Borrowings under these lines of credit facilities are guaranteed by the Company or secured by eligible accounts receivable.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2024 and 2023
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
At August 31, 2024, the Company was also contingently liable for reimbursement obligations with respect to issued standby letters of credit in the aggregate outstanding amount of $45.1 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.
The maximum commitment amounts for local currency credit facilities have been translated into U.S. dollars at August 31, 2024 exchange rates.
Covenant Compliance
The Company's credit facilities have a number of covenants and restrictions that require the Company to maintain specified financial ratios, including a maximum debt to EBITDA ratio and a minimum interest coverage ratio, in each case tested on the last day of each fiscal quarter. The covenants also limit the Company’s ability to incur additional debt, create liens, enter into agreements with affiliates, modify the nature of the Company’s business, and merge or consolidate. As of August 31, 2024, the Company was in compliance with the financial covenant requirements for the above arrangements.
NOTE 11 – SUPPLIER FINANCE PROGRAMS:
The Company has certain agreements with third-party financial institutions ("supplier finance programs"), which facilitate the participating vendors’ ability to sell their receivables from the Company to the third-party financial institutions, at the sole discretion of these vendors. The Company is not party to the agreements between the vendor and the third-party financial institution. As part of these arrangements, the Company generally receives more favorable payment terms from its vendors. The Company’s rights and obligations to its vendors, including amounts due, are generally not impacted by supplier finance programs. However, the Company agrees to make all payments to the third-party financial institutions, and the Company’s right to offset balances due from vendors against payment obligations is restricted by the agreements for those payment obligations that have been sold by the respective vendors. The Company generally does not incur any fees under supplier finance programs; however, the Company did recognize an immaterial amount of fees during the three and nine months ended August 31, 2024 within "Cost of revenue" in the Company's Consolidated Statements of Operations related to an arrangement with a certain vendor. As of August 31, 2024 and November 30, 2023, the Company had $2.6 billion and $2.7 billion, respectively, in obligations outstanding under these programs included in “Accounts payable” in the Company’s Consolidated Balance Sheets and all activity related to the obligations is presented within operating activities in the Consolidated Statements of Cash Flows.
NOTE 12—SEGMENT INFORMATION:
Summarized financial information related to the Company’s reportable business segments for the periods presented is shown below:

	Americas	Europe	APJ	Consolidated

	(currency in thousands)
Three Months Ended August 31, 2024
Revenue	$9,090,011	$4,591,161	$1,003,540	$14,684,712
Operating income	220,900	57,415	24,564	302,879
Three Months Ended August 31, 2023
Revenue	$8,879,585	$4,227,590	$853,440	$13,960,615
Operating income	192,606	29,531	18,096	240,233
Nine Months Ended August 31, 2024
Revenue	$25,550,680	$14,135,188	$2,922,005	$42,607,873
Operating income	589,866	200,100	79,433	869,399
Nine Months Ended August 31, 2023
Revenue	$26,217,631	$14,209,488	$2,720,991	$43,148,110
Operating income	559,370	157,793	74,115	791,278

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2024 and 2023
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
Results of Operations
The following table sets forth, for the indicated periods, data as percentages of total revenue:

	Three Months Ended		Nine Months Ended
Consolidated Statements of Operations Data:	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023
Revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	(93.46)%	(93.04)%	(93.10)%	(93.19)%
Gross profit	6.54%	6.96%	6.90%	6.81%
Selling, general and administrative expenses	(4.48)%	(4.73)%	(4.70)%	(4.61)%
Acquisition, integration and restructuring costs	—%	(0.51)%	(0.16)%	(0.37)%
Operating income	2.06%	1.72%	2.04%	1.83%
Interest expense and finance charges, net	(0.55)%	(0.48)%	(0.54)%	(0.51)%
Other expense, net	(0.01)%	(0.02)%	(0.02)%	(0.02)%
Income before income taxes	1.50%	1.22%	1.48%	1.30%
Provision for income taxes	(0.28)%	(0.22)%	(0.32)%	(0.28)%
Net income	1.22%	1.00%	1.16%	1.02%
Certain Non-GAAP Financial Information
In addition to disclosing financial results that are determined in accordance with GAAP, we also disclose certain non-GAAP financial information, including:
•Revenue in constant currency, which is revenue adjusted for the translation effect of foreign currencies so that certain financial results can be viewed without the impact of fluctuations in foreign currency exchange rates, thereby facilitating period-to-period comparisons of our business performance. Revenue in constant currency is calculated by translating the revenue for the three and nine months ended August 31, 2024 in the billing currency using the comparable prior period currency conversion rate. Generally, when the dollar either strengthens or weakens against other currencies, the growth at constant currency rates will be higher or lower than growth reported at actual exchange rates.
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
Acquisition, integration and restructuring costs, which are expensed as incurred, primarily represent professional services costs for legal, banking, consulting and advisory services, severance and other personnel related costs, share-based compensation expense and debt extinguishment fees that are incurred in connection with acquisition, integration, restructuring and divestiture activities. From time to time, this category may also include transaction-related gains/losses on divestitures/spin-off of businesses, costs related to long-lived assets including impairment charges and accelerated depreciation and amortization expense due to changes in asset useful lives, as well as various other costs associated with the acquisition or divestiture. Effective as of the third quarter of fiscal 2024, the Company ceased recording expenses associated with activities related to the Merger within acquisition, integration and restructuring costs.
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

Three and Nine Months Ended August 31, 2024 and 2023:
Revenue
The following table summarizes our revenue and change in revenue by segment for the three and nine months ended August 31, 2024 and 2023:

	Three Months Ended			Nine Months Ended
	August 31, 2024	August 31, 2023	Percent Change	August 31, 2024	August 31, 2023	Percent Change

Revenue in constant currency	(in thousands)			(in thousands)
Consolidated
Revenue	$14,684,712	$13,960,615	5.2%	$42,607,873	$43,148,110	(1.3)%
Impact of changes in foreign currencies	58,720	—		(5,952)	—
Revenue in constant currency	$14,743,432	$13,960,615	5.6%	$42,601,921	$43,148,110	(1.3)%

Americas
Revenue	$9,090,011	$8,879,585	2.4%	$25,550,680	$26,217,631	(2.5)%
Impact of changes in foreign currencies	27,754	—		16,966	—
Revenue in constant currency	$9,117,765	$8,879,585	2.7%	$25,567,646	$26,217,631	(2.5)%

Europe
Revenue	$4,591,161	$4,227,590	8.6%	$14,135,188	$14,209,488	(0.5)%
Impact of changes in foreign currencies	12,810	—		(105,486)	—
Revenue in constant currency	$4,603,971	$4,227,590	8.9%	$14,029,702	$14,209,488	(1.3)%

APJ
Revenue	$1,003,540	$853,440	17.6%	$2,922,005	$2,720,991	7.4%
Impact of changes in foreign currencies	18,156	—		82,568	—
Revenue in constant currency	$1,021,696	$853,440	19.7%	$3,004,573	$2,720,991	10.4%
Consolidated Commentary
During the three months ended August 31, 2024, consolidated revenue and revenue in constant currency increased by $724.1 million and $782.8 million, respectively, as compared to the prior year period. The increases are primarily driven by growth in both our Advanced Solutions and Endpoint Solutions portfolios, partially offset by a greater percentage of our revenue being presented on a net basis, which negatively impacted our revenue compared to the prior three months ended August 31, 2023 by approximately $550 million, or 4%.
During the nine months ended August 31, 2024, consolidated revenue and revenue in constant currency decreased by $540.2 million and $546.2 million, respectively, as compared to the prior year period. The decreases are primarily driven by the presentation of additional revenue on a net basis, which negatively impacted our revenue compared to the prior nine months ended August 31, 2023 by approximately $1.6 billion, or 4%, partially offset by growth in our Advanced Solutions portfolio.
Americas Commentary
During the three months ended August 31, 2024, Americas revenue and revenue in constant currency increased by $210.4 million and $238.2 million, respectively, as compared to the prior year period. The increases are primarily driven by growth in our Advanced Solutions portfolio in the region, partially offset by a greater percentage of our revenue being presented on a net basis, which negatively impacted our revenue compared to the three months ended August 31, 2023 by approximately $470 million, or 5%.

During the nine months ended August 31, 2024, Americas revenue and revenue in constant currency decreased by $667.0 million and $650.0 million, respectively, as compared to the prior year period. The decreases are primarily driven by the presentation of additional revenue on a net basis, which negatively impacted our revenue compared to the nine months ended August 31, 2023 by approximately $1.3 billion, or 5%, partially offset by growth in our Advanced Solutions portfolio.
Europe Commentary
During the three months ended August 31, 2024, Europe revenue and revenue in constant currency increased by $363.6 million and $376.4 million, respectively, as compared to the prior year period. The increases are primarily driven by growth in both our Endpoint Solutions and Advanced Solutions portfolios in the region, partially offset by a greater percentage of our revenue being presented on a net basis, which negatively impacted our revenue compared to the three months ended August 31, 2023 by approximately $40 million, or 1%.
During the nine months ended August 31, 2024, Europe revenue and revenue in constant currency decreased by $74.3 million and $179.8 million, respectively, as compared to the prior year period. The decreases are primarily driven by the presentation of additional revenue on a net basis, which negatively impacted our revenue by approximately $240 million, or 2%, compared to the nine months ended August 31, 2023, partially offset by growth in our Endpoint Solutions portfolio. The impact of changes in foreign currencies is primarily due to the strengthening of the euro against the U.S. dollar.
APJ Commentary
During the three months ended August 31, 2024, APJ revenue and revenue in constant currency increased by $150.1 million and $168.3 million, respectively, as compared to the prior year period. The increases are primarily driven by growth in both our Advanced Solutions and Endpoint Solutions portfolios in the region, partially offset by a greater percentage of our revenue being presented on a net basis, which negatively impacted our revenue by approximately $50 million, or 6%. The impact of changes in foreign currencies is primarily due to the weakening of the Japanese yen against the U.S. dollar.
During the nine months ended August 31, 2024, APJ revenue and revenue in constant currency increased by $201.0 million and $283.6 million, respectively, as compared to the prior year period. The increases are primarily driven by growth in our Advanced Solutions portfolio in the region, partially offset by a decline in our Endpoint Solutions portfolio and by a greater percentage of our revenue being presented on a net basis, which negatively impacted our revenue by approximately $60 million, or 2%. The impact of changes in foreign currencies is primarily due to the weakening of the Japanese yen against the U.S. dollar.
Gross Profit

	Three Months Ended			Nine Months Ended
	August 31, 2024	August 31, 2023	Percent Change	August 31, 2024	August 31, 2023	Percent Change

Non-GAAP gross profit & non-GAAP gross margin - Consolidated	(in thousands)			(in thousands)
Revenue	$14,684,712	$13,960,615	5.2%	$42,607,873	$43,148,110	(1.3)%

Gross profit	$961,048	$971,273	(1.1)%	$2,940,361	$2,938,250	0.1%
Purchase accounting adjustments	—	2,427		—	15,047
Non-GAAP gross profit	$961,048	$973,700	(1.3)%	$2,940,361	$2,953,297	(0.4)%

Gross margin	6.54%	6.96%		6.90%	6.81%
Non-GAAP gross margin	6.54%	6.97%		6.90%	6.84%
Our gross margin is affected by a variety of factors, including competition, selling prices, mix of products, the percentage of revenue that is presented on a net basis, product costs along with rebate and discount programs from our suppliers, reserves or settlement adjustments, freight costs, inventory losses and fluctuations in revenue.

Our gross profit, on both a GAAP and non-GAAP basis, decreased during the three months ended August 31, 2024, compared to the prior year period, primarily due a decrease in gross margin, partially offset by an increase in revenue due to growth in both our Advanced Solutions and Endpoint Solutions portfolios.
Our gross margin, on both a GAAP and non-GAAP basis, decreased during the three months ended August 31, 2024, compared to the prior year period, primarily due to higher strategic technologies margins in the prior year period and a less profitable mix of products sold in the current period. The presentation of additional revenues on a net basis positively impacted our gross margin by approximately 23 basis points.
Our gross profit increased slightly during the nine months ended August 31, 2024, compared to the prior year period, primarily due to a decrease in purchase accounting adjustments related to the Merger. Our non-GAAP gross profit decreased during the nine months ended August 31, 2024, compared to the prior year period, primarily due to the decrease in revenues.
Our gross margin, on both a GAAP and non-GAAP basis, increased during the nine months ended August 31, 2024, compared to the prior year period, primarily due to the presentation of additional revenues on a net basis, which positively impacted our gross margin by approximately 24 basis points.
Selling, General and Administrative Expenses

	Three Months Ended			Nine Months Ended
	August 31, 2024	August 31, 2023	Percent Change	August 31, 2024	August 31, 2023	Percent Change

	(in thousands)			(in thousands)
Selling, general and administrative expenses	$657,513	$659,454	(0.3)%	$2,000,772	$1,987,375	0.7%
Percentage of revenue	4.48%	4.73%		4.70%	4.61%
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
During the three months ended August 31, 2024, selling, general and administrative expenses slightly decreased, compared to the prior year period, primarily due to lower credit costs, partially offset by higher share-based compensation expense. During the nine months ended August 31, 2024, selling, general and administrative expenses increased, compared to the prior year period, primarily due to higher share-based compensation expense, partially offset by lower credit costs.
During the three months ended August 31, 2024, selling, general and administrative expenses decreased as a percentage of revenue, compared to the prior year period, primarily due to increased revenue and lower credit costs, partially offset by higher share-based compensation expense. During the nine months ended August 31, 2024, selling, general and administrative expenses increased as a percentage of revenue, compared to the prior year period, primarily due to a decrease in revenue along with higher share-based compensation expense, partially offset by lower credit costs. A greater percentage of our revenue was presented on a net basis which increased the ratio of selling, general and administrative expenses as a percentage of revenue for the three and nine months ended August 31, 2024 by approximately 16 and 17 basis points, respectively.
Acquisition, Integration and Restructuring Costs
Acquisition, integration and restructuring costs are primarily comprised of costs related to the Merger and costs related to the Global Business Optimization 2 Program initiated by Tech Data prior to the Merger (the “GBO 2 Program”) of $3.9 million during the nine months ended August 31, 2024, and $3.0 million and $9.0 million during the three and nine months ended August 31, 2023, respectively. Acquisition, integration and restructuring costs related to other acquisitions were $0.7 million and $1.9 million during the three and nine months ended August 31, 2024, respectively. We do not expect to incur additional costs under the GBO 2 Program in future periods.

The Merger
We have substantially completed the acquisition, integration and restructuring activities related to the Merger. Therefore, there were no material related expenses recorded within acquisition, integration and restructuring costs for the three months ended August 31, 2024 and there are no material expenses expected in future periods. We previously incurred acquisition, integration and restructuring costs related to the completion of the Merger, including professional services costs, personnel and other costs, long-lived assets charges and termination fees, and stock-based compensation expense. Professional services costs are primarily comprised of IT and other consulting services, as well as legal expenses. Personnel and other costs are primarily comprised of costs related to retention and other bonuses, severance and duplicative labor costs. Long-lived assets charges and termination fees include accelerated depreciation and amortization expense of $5.5 million recorded during the nine months ended August 31, 2024 and $4.7 million and $16.2 million recorded during the three and nine months ended August 31, 2023, respectively, due to changes in asset useful lives in conjunction with the consolidation of certain IT systems, along with $17.0 million recorded during the nine months ended August 31, 2024 and $0.4 million and $12.9 million recorded during the three and nine months ended August 31, 2023, respectively, for termination fees related to certain IT systems. Stock-based compensation expense primarily relates to costs associated with the conversion of certain Tech Data performance-based equity awards issued prior to the Merger into restricted shares of TD SYNNEX (refer to Note 4 – Share-Based Compensation to the Consolidated Financial Statements in Part I, Item 1 of this Report for further information) and expenses for certain restricted stock awards issued in conjunction with the Merger.
In July 2023, we offered a voluntary severance program ("VSP") to certain co-workers in the U.S. as part of our cost optimization efforts related to the Merger. We incurred $10.1 million of costs in connection with the VSP during the nine months ended August 31, 2024, including $8.0 million of severance costs and $2.1 million of duplicative labor costs. We incurred $37.2 million of costs in connection with the VSP during the three and nine months ended August 31, 2023, including $30.0 million of severance costs and $7.2 million of duplicative labor costs.
During the three and nine months ended August 31, 2024 and 2023, acquisition and integration expenses related to the Merger were composed of the following:

	Three Months Ended		Nine Months Ended
	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023

	(in thousands)
Professional services costs	$—	$5,036	$16,456	$16,157
Personnel and other costs	—	9,430	15,279	33,712
Long-lived assets charges and termination fees	—	5,078	22,533	29,067
Stock-based compensation	—	11,912	—	34,472
Voluntary severance program costs	—	37,178	10,113	37,178
Total	$—	$68,634	$64,381	$150,586

Operating Income
The following tables provide an analysis of operating income and non-GAAP operating income on a consolidated and regional basis as well as a reconciliation of operating income to non-GAAP operating income on a consolidated and regional basis for the three and nine months ended August 31, 2024 and 2023:

	Three Months Ended			Nine Months Ended
	August 31, 2024	August 31, 2023	Percent Change	August 31, 2024	August 31, 2023	Percent Change

Non-GAAP operating income & non-GAAP operating margin - Consolidated	(in thousands)			(in thousands)
Revenue	$14,684,712	$13,960,615		$42,607,873	$43,148,110

Operating income	$302,879	$240,233	26.1%	$869,399	$791,278	9.9%
Acquisition, integration and restructuring costs	656	71,586		70,190	159,597
Amortization of intangibles	73,173	74,029		218,809	220,571
Share-based compensation	16,176	8,530		47,096	29,252
Purchase accounting adjustments	—	2,427		—	15,047
Non-GAAP operating income	$392,884	$396,805	(1.0)%	$1,205,494	$1,215,745	(0.8)%

GAAP operating margin	2.06%	1.72%		2.04%	1.83%
Non-GAAP operating margin	2.68%	2.84%		2.83%	2.82%
Consolidated operating income and margin increased during the three and nine months ended August 31, 2024, compared to the prior year period, primarily due to lower acquisition, integration and restructuring costs.
Consolidated non-GAAP operating income slightly decreased during the three and nine months ended August 31, 2024, compared to the prior year period, primarily due to the decrease in non-GAAP gross profit, partially offset by lower credit costs.
Consolidated non-GAAP operating margin decreased during the three months ended August 31, 2024, compared to the prior year period, primarily due to the decrease in gross margin due to higher strategic technologies margins in the prior year period and a less profitable mix of products sold in the current period. Consolidated non-GAAP operating margin was flat during the nine months ended August 31, 2024, compared to the prior year period.

	Three Months Ended			Nine Months Ended
	August 31, 2024	August 31, 2023	Percent Change	August 31, 2024	August 31, 2023	Percent Change

Non-GAAP operating income & non-GAAP operating margin - Americas	(in thousands)			(in thousands)
Revenue	$9,090,011	$8,879,585		$25,550,680	$26,217,631

Operating income	$220,900	$192,606	14.7%	$589,866	$559,370	5.5%
Acquisition, integration and restructuring costs	259	60,393		53,026	122,682
Amortization of intangibles	41,459	42,437		124,430	127,233
Share-based compensation	9,703	6,325		30,426	21,076
Non-GAAP operating income	$272,321	$301,761	(9.8)%	$797,748	$830,361	(3.9)%

GAAP operating margin	2.43%	2.17%		2.31%	2.13%
Non-GAAP operating margin	3.00%	3.40%		3.12%	3.17%
Americas operating income increased during the three and nine months ended August 31, 2024, as compared to the prior year period, primarily due to lower acquisition, integration and restructuring costs and lower credit costs, partially offset by a decrease in gross margin due to higher strategic technologies margins in the prior year period and a less profitable mix of products sold in the current period.
Americas non-GAAP operating income decreased during the three and nine months ended August 31, 2024, as compared to the prior year period, primarily due to the decrease in gross margin due to higher strategic technologies margins in the prior year period and a less profitable mix of products sold in the current period, partially offset by lower credit costs.
Americas operating margin increased during the three and nine months ended August 31, 2024, compared to the prior year period, primarily due to lower acquisition, integration and restructuring costs, lower credit costs, and the impact of the presentation of additional revenue on a net basis, partially offset by the decrease in gross margin due to higher strategic technologies margins in the prior year period and a less profitable mix of products sold in the current period.
Americas non-GAAP operating margin decreased during the three and nine months ended August 31, 2024, compared to the prior year period, primarily due to the decrease in gross margin due to higher strategic technologies margins in the prior year period and a less profitable mix of products sold in the current period, partially offset by lower credit costs and the impact of the presentation of additional revenue on a net basis.

	Three Months Ended			Nine Months Ended
	August 31, 2024	August 31, 2023	Percent Change	August 31, 2024	August 31, 2023	Percent Change

Non-GAAP operating income & non-GAAP operating margin - Europe	(in thousands)			(in thousands)
Revenue	$4,591,161	$4,227,590		$14,135,188	$14,209,488

Operating income	$57,415	$29,531	94.4%	$200,100	$157,793	26.8%
Acquisition, integration and restructuring costs	224	10,304		16,225	33,750
Amortization of intangibles	30,896	30,970		92,319	91,469
Share-based compensation	5,459	1,809		14,033	6,851
Purchase accounting adjustments	—	2,427		—	15,047
Non-GAAP operating income	$93,994	$75,041	25.3%	$322,677	$304,910	5.8%

GAAP operating margin	1.25%	0.70%		1.42%	1.11%
Non-GAAP operating margin	2.05%	1.78%		2.28%	2.15%
Europe operating income increased during the three months ended August 31, 2024, compared to the prior year period, primarily due to the increase in revenue along with lower acquisition, integration and restructuring costs. Europe operating margin increased during the three months ended August 31, 2024, compared to the prior year period, primarily due to lower acquisition, integration and restructuring costs, along with selling, general and administrative expenses remaining consistent despite the increase in revenue.
Europe operating income and margin increased during the nine months ended August 31, 2024, compared to the prior year period, primarily due to lower acquisition, integration and restructuring costs and the prior year impact of purchase accounting adjustments related to the Merger.
Europe non-GAAP operating income increased during the three months ended August 31, 2024, compared to the prior year period, primarily due to the increase in revenue. Europe non-GAAP operating margin increased during the three months ended August 31, 2024, compared to the prior year period, primarily due to selling, general and administrative expenses remaining consistent despite the increase in revenue.
Europe non-GAAP operating income and margin increased during the nine months ended August 31, 2024, compared to the prior year period, primarily due to an increase in gross margins in strategic technologies.

	Three Months Ended			Nine Months Ended
	August 31, 2024	August 31, 2023	Percent Change	August 31, 2024	August 31, 2023	Percent Change

Non-GAAP operating income & non-GAAP operating margin - APJ	(in thousands)			(in thousands)
Revenue	$1,003,540	$853,440		$2,922,005	$2,720,991

Operating income	$24,564	$18,096	35.7%	$79,433	$74,115	7.2%
Acquisition, integration and restructuring costs	173	889		939	3,165
Amortization of intangibles	818	622		2,060	1,869
Share-based compensation	1,014	396		2,637	1,325
Non-GAAP operating income	$26,569	$20,003	32.8%	$85,069	$80,474	5.7%

GAAP operating margin	2.45%	2.12%		2.72%	2.72%
Non-GAAP operating margin	2.65%	2.34%		2.91%	2.96%
APJ operating income, on both a GAAP and non-GAAP basis, increased during the three and nine months ended August 31, 2024, compared to the prior year period, primarily due to the increase in revenue.
APJ operating margin, on both a GAAP and non-GAAP basis, increased during the three months ended August 31, 2024, compared to the prior year period, primarily due to selling, general and administrative expenses remaining relatively consistent despite the increase in revenue.
APJ operating margin, on both a GAAP and non-GAAP basis, was relatively flat during the nine months ended August 31, 2024, compared to the prior year period.
Interest Expense and Finance Charges, Net

	Three Months Ended			Nine Months Ended
	August 31, 2024	August 31, 2023	Percent Change	August 31, 2024	August 31, 2023	Percent Change

	(in thousands)			(in thousands)
Interest expense and finance charges, net	$80,447	$67,703	18.8%	$233,039	$222,188	4.9%
Percentage of revenue	0.55%	0.48%		0.54%	0.51%
Amounts recorded in interest expense and finance charges, net, consist primarily of interest expense paid on our Senior Notes, our lines of credit, our accounts receivable securitization facility and our term loans, and fees associated with the sale of accounts receivable, partially offset by income earned on our cash investments.
During the three months ended August 31, 2024, our interest expense and finance charges, net increased, compared to the prior year period, primarily driven by higher average volumes of short-term borrowings along with increased costs associated with the sale of accounts receivable due to higher discount fees. During the nine months ended August 31, 2024, our interest expense and finance charges, net increased, compared to the prior year period, primarily due to increased costs associated with the sale of accounts receivable due to higher discount fees. Accounts receivable discount fees totaled $16.4 million and $49.0 million in the three and nine months ended August 31, 2024, respectively, compared to $12.5 million and $36.2 million in the three and nine months ended August 31, 2023, respectively.

Other Expense, Net

	Three Months Ended			Nine Months Ended
	August 31, 2024	August 31, 2023	Change in Dollars	August 31, 2024	August 31, 2023	Change in Dollars

	(in thousands)			(in thousands)
Other expense, net	$1,518	$2,371	$(853)	$7,493	$6,691	$802
Percentage of revenue	0.01%	0.02%		0.02%	0.02%
Amounts recorded as other expense, net include foreign currency transaction gains and losses on certain financing transactions and the related derivative instruments used to hedge such financing transactions, the cost of hedging, investment gains and losses, and other non-operating gains and losses, such as settlements received from class action lawsuits.
During the three and nine months ended August 31, 2024, our other expense, net was relatively flat, compared to the prior year period.
Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	August 31, 2024	August 31, 2023	Percent Change	August 31, 2024	August 31, 2023	Percent Change

	(in thousands)			(in thousands)
Provision for income taxes	$42,358	$30,897	37.1%	$134,578	$123,030	9.4%
Percentage of income before income taxes	19.17%	18.16%		21.40%	21.88%
Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions. Income taxes for the interim periods presented have been included in the accompanying Consolidated Financial Statements on the basis of an estimated annual effective tax rate.
During the three months ended August 31, 2024, our income tax expense increased, compared to the prior year period, primarily due to higher income during the period and a slightly higher effective tax rate. The effective tax rate was higher during the three months ended August 31, 2024 as compared to the three months ended August 31, 2023, primarily due to the prior year utilization of tax credits earned in certain jurisdictions and the relative mix of earnings and losses within the taxing jurisdictions in which we operate.
During the nine months ended August 31, 2024, our income tax expense increased, compared to the prior year period, primarily due to higher income during the period, partially offset by a slightly lower effective tax rate. The effective tax rate was lower during the nine months ended August 31, 2024 as compared to the nine months ended August 31, 2023, primarily due to the relative mix of earnings and losses within the taxing jurisdictions in which we operate, partially offset by the prior year utilization of tax credits earned in certain jurisdictions.

Net Income and Diluted EPS
The following tables present net income and diluted EPS as well as a reconciliation of our most comparable GAAP measures to the related non-GAAP measures presented:

	Three Months Ended		Nine Months Ended
	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023

Non-GAAP net income - Consolidated	(in thousands)
Net Income	$178,556	$139,262	$494,289	$439,369
Acquisition, integration and restructuring costs	656	73,897	70,190	166,446
Amortization of intangibles	73,173	74,029	218,809	220,571
Share-based compensation	16,176	8,530	47,096	29,252
Purchase accounting adjustments	—	2,427	—	15,047
Income taxes related to the above	(23,122)	(38,375)	(81,861)	(102,700)
Non-GAAP net income	$245,439	$259,770	$748,523	$767,985

	Three Months Ended		Nine Months Ended
Non-GAAP diluted EPS	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023
Diluted EPS(1)	$2.08	$1.49	$5.67	$4.66
Acquisition, integration and restructuring costs	0.01	0.79	0.81	1.76
Amortization of intangibles	0.85	0.79	2.51	2.34
Share-based compensation	0.19	0.09	0.54	0.31
Purchase accounting adjustments	—	0.03	—	0.16
Income taxes related to the above	(0.27)	(0.41)	(0.94)	(1.09)
Non-GAAP diluted EPS	$2.86	$2.78	$8.59	$8.14
_________________________
(1) Diluted EPS is calculated using the two-class method. Unvested restricted stock awards granted to employees are considered participating securities. For purposes of calculating Diluted EPS, net income allocated to participating securities was approximately 0.9% of net income for both the three and nine months ended August 31, 2024, and was approximately 0.7% of net income for both the three and nine months ended August 31, 2023.

Liquidity and Capital Resources
Cash Conversion Cycle

		Three Months Ended
		August 31, 2024	November 30, 2023	August 31, 2023

		(Amounts in thousands)
Days sales outstanding ("DSO")
Revenue	(a)	$14,684,712	$14,407,306	$13,960,615
Accounts receivable, net	(b)	10,032,404	10,297,814	8,892,130
Days sales outstanding	(c) = ((b)/(a))*the number of days during the period	63	65	59

Days inventory outstanding ("DIO")
Cost of revenue	(d)	$13,723,664	$13,388,727	$12,989,342
Inventories	(e)	7,674,438	7,146,274	7,462,162
Days inventory outstanding	(f) = ((e)/(d))*the number of days during the period	51	49	53

Days payable outstanding ("DPO")
Cost of revenue	(g)	$13,723,664	$13,388,727	$12,989,342
Accounts payable	(h)	13,873,238	13,347,281	12,485,180
Days payable outstanding	(i) = ((h)/(g))*the number of days during the period	93	91	89

Cash conversion cycle ("CCC")	(j) = (c)+(f)-(i)	21	23	23

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
We calculate CCC as days of the last fiscal quarter’s revenue outstanding in accounts receivable plus days of supply on hand in inventory, less days of the last fiscal quarter’s cost of revenue outstanding in accounts payable. Our CCC was 21 days as of August 31, 2024, and 23 days as of November 30, 2023 and August 31, 2023, respectively. Our CCC decreased as compared to November 30, 2023 primarily due to a decrease in DSO as our accounts receivable declined due to timing of cash receipts, with offsetting increases in DIO and DPO, due to an increase in our inventory balances to support growth in our business and a corresponding increase in our accounts payable. Our CCC decreased compared to August 31, 2023, primarily due to an increase in DPO due to timing of payments and a decrease in DIO due to growth in our business while inventory balances increased slightly, partially offset by an increase in DSO due to the timing of cash receipts.
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

Operating Activities
Net cash provided by operating activities was $655.8 million during the nine months ended August 31, 2024, compared to net cash provided by operating activities of $1.2 billion during the nine months ended August 31, 2023. The decrease in net cash provided by operating activities was primarily due to a decrease in inventory during the nine months ended August 31, 2023 related to ongoing sell-through of strategic inventory purchases that occurred during fiscal year 2022, along with a larger decrease in accounts receivable during the nine months ended August 31, 2023 correlated with the decrease in sales volumes. These changes were partially offset by an increase in accounts payable during the nine months ended August 31, 2024 related to the timing of cash payments, as compared to a decrease in accounts payable during the nine months ended August 31, 2023 correlated with the decrease in inventory in the prior year.
Investing Activities
Net cash used in investing activities during the nine months ended August 31, 2024 and August 31, 2023 was $181.6 million and $113.2 million, respectively. The increase in cash used in investing activities is primarily due to cash paid for the acquisition of businesses in the current year of $32.4 million, along with settlement of net investment hedges of $14.8 million.
Financing Activities
Net cash used in financing activities during the nine months ended August 31, 2024 was $655.4 million as compared to net cash used in financing activities during the nine months ended August 31, 2023 of $405.6 million. The increase in cash used in financing activities is primarily due to an increase in repurchases of common stock under our share repurchase program, which totaled $509.9 million during the nine months ended August 31, 2024, compared to $277.8 million during the nine months ended August 31, 2023.
We believe our current cash balances, cash flows from operations and credit availability are sufficient to support our operating activities for at least the next twelve months.
Capital Resources
Our cash and cash equivalents totaled $853.9 million and $1.0 billion as of August 31, 2024 and November 30, 2023, respectively. Our cash and cash equivalents held by international subsidiaries are no longer subject to U.S. federal tax on repatriation into the U.S. Repatriation of some foreign balances is restricted by local laws. If in the future we repatriate foreign cash back to the U.S., we will report in our Consolidated Financial Statements the impact of state and withholding taxes depending upon the planned timing and manner of such repatriation. Presently, we believe we have sufficient resources, cash flow and liquidity within the U.S. to fund current and expected future working capital, investment and other general corporate funding requirements.
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
Credit Facilities and Borrowings
In the U.S., we have an accounts receivable securitization program to provide additional capital for our operations (the "U.S. AR Arrangement"). Under the terms of the U.S. AR Arrangement, we and our subsidiaries that are party to the U.S. AR Arrangement can borrow up to a maximum of $1.5 billion based upon eligible trade accounts receivable. The U.S. AR Arrangement, as amended December 11, 2023, March 29, 2024 and August 1, 2024, has a maturity date of December 2025. We also have an amended and restated credit agreement, dated as of April 16, 2024 (as amended, the "TD SYNNEX Credit Agreement"), pursuant to which we received commitments for the extension of a senior unsecured revolving credit facility not to exceed an aggregate principal amount of $3.5 billion, which revolving credit facility (the "TD SYNNEX Revolving Credit Facility") may, at our request but subject to the lenders' discretion, potentially be increased by up to an aggregate amount of $500.0 million. There was $31.0 million outstanding under the U.S. AR Arrangement at August 31, 2024 at an interest rate of 6.21%. There were no amounts outstanding under the U.S. AR Arrangement at November 30, 2023. There were no amounts outstanding on the TD SYNNEX Revolving Credit Facility at August 31, 2024 or November 30, 2023.

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
We have various other committed and uncommitted lines of credit with financial institutions, short-term loans, term loans, credit facilities and book overdraft facilities, totaling approximately $580.9 million in borrowing capacity as of August 31, 2024. Our borrowings on these facilities vary within the period primarily based on changes in our working capital. There was $283.2 million outstanding on these facilities at August 31, 2024, at a weighted average interest rate of 6.83%, and there was $208.7 million outstanding on these facilities at November 30, 2023, at a weighted average interest rate of 7.52%.
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
We had total outstanding borrowings of approximately $4.1 billion as of both August 31, 2024 and November 30, 2023. Our outstanding borrowings include Senior Notes of $2.4 billion and $2.5 billion as of August 31, 2024 and November 30, 2023, respectively, and term loans described above as the TD SYNNEX Term Loan and 2024 Term Loan of approximately $1.3 billion and $1.4 billion at August 31, 2024 and November 30, 2023, respectively. For additional information on our borrowings, see Note 10 – Borrowings to the Consolidated Financial Statements included in Part I, Item 1 of this Report. We repaid the $700.0 million of 1.250% Senior Notes that were due August 9, 2024 primarily using funds received from the issuance of our $600.0 million of 6.10% Senior Notes due April 12, 2034.
Accounts Receivable Purchase Agreements
We have uncommitted accounts receivable purchase agreements under which trade accounts receivable owed by certain customers may be acquired, without recourse, by certain financial institutions. Available capacity under these programs is dependent upon the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. In addition, certain of these programs also require that we continue to service, administer and collect the sold accounts receivable. At August 31, 2024 and November 30, 2023, we had a total of $1.0 billion and $864.6 million, respectively, of trade accounts receivable sold to and held by financial institutions under these programs. Discount fees for these programs totaled $16.4 million and $49.0 million in the three and nine months ended August 31, 2024, respectively, and $12.5 million and $36.2 million in the three and nine months ended August 31, 2023, respectively.
Share Repurchase Program
In January 2023, the Board of Directors authorized a three-year $1.0 billion share repurchase program. In March 2024, the Board of Directors authorized a new $2.0 billion share repurchase program, supplementing the amount remaining under the existing program, pursuant to which we may repurchase our outstanding common stock from time to time in the open market or through privately negotiated transactions, including pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The March 2024 share repurchase authorization does not have an expiration date. We repurchased 0.5 million shares of common stock for $56.5 million and 4.7 million shares for $509.9 million in the three and nine months ended August 31, 2024, respectively and 1.1 million shares for $103.0 million and 2.9 million shares for $277.8 million during the three and nine months ended August 31, 2023, respectively. As of August 31, 2024, we had $1.9 billion available for future repurchases of our common stock. For additional information on our share repurchase program, see Note 5 – Stockholders' Equity to the Consolidated Financial Statements included in Part I, Item 1 of this Report.

Covenant Compliance
Our credit facilities have a number of covenants and restrictions that require us to maintain specified financial ratios. They also limit our (or our subsidiaries', as applicable) ability to incur additional debt or liens, enter into agreements with affiliates, modify the nature of our business, and merge or consolidate. As of August 31, 2024, we were in compliance with the financial covenant requirements for the above arrangements.
Critical Accounting Policies and Estimates
During the nine months ended August 31, 2024, there were no material changes to our critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2023.
Recently Issued Accounting Pronouncements
For a summary of recent accounting pronouncements and the anticipated effects on our consolidated financial statements, see Note 2 – Summary of Significant Accounting Policies to the Consolidated Financial Statements, which can be found under Part I, Item 1 of this Report.
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
The following table presents information with respect to purchases of common stock by the Company under the share repurchase program described above, during the quarter ended August 31, 2024:

	Issuer Purchases of Equity Securities (amounts in thousands except for per share amounts)
Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or program	Maximum dollar value of shares that may yet be purchased under the plans or programs
June 1 - June 30, 2024	—	$—	—	$1,942,508
July 1 - July 31, 2024	388	115.85	388	1,897,509
August 1 - August 31, 2024	102	113.28	102	1,886,009
Total	490	$115.32	490
_________________________
(1) Excludes excise taxes, whether accrued or paid, and excludes broker's commissions.
ITEM 5. Other Information
Trading Arrangements
On June 28, 2024, Richard T. Hume, the Company's former chief executive officer and current member of its Board of Directors, adopted a trading arrangement for the sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. Mr. Hume’s Rule 10b5-1 trading arrangement provides for the sale of up to 120,000 shares of common stock until March 28, 2025 pursuant to the terms of the plan.

ITEM 6. Exhibits

Exhibit Number	Description of Document

3(i).1	Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(i).1 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2022).

3(ii).1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3(ii).1 to the Company’s Current Report on Form 8-K filed on September 30, 2024).

10.1#+
Severance Agreement, dated July 1, 2024, by and between TD SYNNEX Corporation and Michael Urban (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 15, 2024).

10.2#
Offer Letter dated June 19, 2024, by and between TD SYNNEX Corporation and Patrick Zammit (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 20, 2024).

10.3+
Third Omnibus Amendment to the Fifth Amended and Restated Receivables Funding and Administration Agreement and the Third Amended and Restated Receivables Sale and Servicing Agreement, dated as of August 1, 2024 by and among TD SYNNEX Corporation, SIT Funding Corporation, the originators party thereto, the lenders party thereto, and the Toronto-Dominion Bank, as agent.

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
Date: October 3, 2024
TD SYNNEX CORPORATION

By:	/s/ Patrick Zammit
Patrick Zammit
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

By:	/s/ Marshall W. Witt
Marshall W. Witt
Chief Financial Officer
(Duly authorized officer and principal financial officer)