Form 10-K
period 2024-11-30
TD SYNNEX CORP
filed 2025-01-24
CIK 1177394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
___________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of Common Stock held by non-affiliates of the registrant (based upon the closing sale price on the New York Stock Exchange as of May 31, 2024, the last business day of the registrant’s most recently completed second fiscal quarter) was $10,978,333,656. Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of January 15, 2025, there were 84,651,827 shares of Common Stock, $0.001 per share par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10 (as to directors and Delinquent Section 16(a) Reports (if any)), 11, 12 (as to Beneficial Ownership), 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2025 Annual Meeting of Stockholders to be held on April 2, 2025.

TD SYNNEX CORPORATION

2024 FORM 10-K

PART I
When used in this Annual Report on Form 10-K (this “Report”), the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “allows,” “can,” “may,” “could,’’ “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our business model and our services, our business and market strategy, future growth, demand, our infrastructure, our investment in our information technology, or IT, systems, our co-worker hiring and retention, our revenue, sources of revenue, our gross margins, our operating costs and results, timing of payment, the value of our inventory, our competition, our future needs and sources for additional financing, contract terms, relationships with our suppliers, adequacy of our facilities, our legal proceedings, our operations, foreign currency exchange rates and hedging activities, our strategic acquisitions including anticipated cost savings and other benefits, our goodwill, seasonality of sales, adequacy of our cash resources, our debt and financing arrangements, including our supplier finance programs, the impact of any change to our credit rating, interest rate risk and impact thereof, cash held by our international subsidiaries and repatriation, changes in fair value of derivative instruments, our tax liabilities, adequacy of our disclosure controls and procedures, cybersecurity and cyberattacks, impact of our pricing policies, impact of economic and industry trends, changes to the markets in which we compete, impact of new reporting rules and accounting policies, our estimates and assumptions, impact of inventory repurchase obligations and commitments and contingencies, our effective tax rates, impact of any impairment of our goodwill and intangible assets, human capital resources, environmental and ESG initiatives, and our share repurchase and dividend program. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed herein and others, including the buying patterns of our customers, concentration of sales to large customers, the loss or consolidation of one or more of our significant original equipment manufacturer, or OEM, suppliers or customers, market acceptance of the products we assemble and distribute, competitive conditions in our industry and their impact on our margins, pricing and other terms with our OEM suppliers, our ability to gain market share, variations in supplier-sponsored programs, changes in our costs and operating expenses, increased inflation, dependence upon and trends in capital spending budgets in the IT industry, fluctuations in general economic conditions, changes in tax laws, risks associated with our international operations, uncertainties and variability in demand by our reseller and integration customers, supply shortages or delays, changes in value of foreign currencies and interest rates and other risk factors contained below under Part I, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, unless otherwise required by law.
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
Item 1.    Business
Overview
We are a Fortune 100 corporation and a leading global distributor and solutions aggregator for the information technology ("IT") ecosystem. We serve a critical role, bringing products from the world's leading and emerging technology vendors to market, and helping our customers create solutions best suited to maximize business outcomes for their end-user customers. We aggregate and distribute IT hardware, software, and systems including personal computing devices and peripherals, mobile phones and accessories, printers, server and datacenter infrastructure, hybrid cloud, security, networking, communications and storage solutions, and system components. We also design and deliver purpose-built server, storage and networking solutions for the hyperscale infrastructure market. We operate in three reportable segments based on our geographic regions: the Americas, Europe and Asia-Pacific and Japan ("APJ").

We have been in business since 1980 and have headquarters in both Clearwater, Florida and Fremont, California. We were originally incorporated in the State of California as COMPAC Microelectronics, Inc. in November 1980, and we changed our name to SYNNEX Information Technologies, Inc. in February 1994. We later reincorporated in the State of Delaware under the name of SYNNEX Corporation in October 2003. On March 22, 2021, we entered into an agreement and plan of merger (the “Merger Agreement”) which provided that legacy SYNNEX Corporation would acquire legacy Tech Data Corporation, a Florida corporation (“Tech Data”) through a series of mergers, which would result in Tech Data becoming an indirect subsidiary of TD SYNNEX Corporation (collectively, the "Merger"). The Merger was completed on September 1, 2021. On October 22, 2021, as a result of the Merger we filed with the Secretary of State of the State of Delaware a Certificate of Amendment to the Company’s Restated Certificate of Incorporation to change our corporate name from SYNNEX Corporation to TD SYNNEX Corporation, effective November 3, 2021.
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
Our Products and Suppliers
We offer a comprehensive catalog of more than 200,000 technology products (as measured by active SKU's) from approximately 2,500 original equipment manufacturers (“OEM”), suppliers of traditional technologies such as personal computing devices, mobile phones and accessories, and strategic technologies such as cloud, security, data analytics, AI and hyperscale infrastructure. This enables us to offer comprehensive solutions to our reseller and retail customers. We group the majority of our offerings into two primary solutions portfolios, Endpoint Solutions and Advanced Solutions which are comprised of the following:
Endpoint Solutions Portfolio:
•Our Endpoint Solutions portfolio primarily includes personal computing devices and peripherals, mobile phones and accessories, printers and supplies.
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
The following table provides revenue generated from products purchased from vendors that exceeded 10% of our consolidated revenue for the periods indicated (as a percent of consolidated revenue):

	Twelve Months Ended
	November 30, 2024	November 30, 2023	November 30, 2022
Apple, Inc.	12%	11%	11%
HP Inc.	N/A (1)	N/A (1)	10%
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
We combine our core strengths in distribution with demand generation, supply chain management and design and integration solutions to help our customers achieve greater efficiencies in time to market, cost minimization, real-time linkages in the supply chain and aftermarket product support. We also provide comprehensive IT solutions in key vertical markets such as government and healthcare, and specialized service offerings that increase efficiencies in the areas of global computing components, logistics services and supply chain management.
One customer accounted for 12%, 11% and 10% of our total revenue in fiscal years 2024, 2023 and 2022, respectively. As of November 30, 2024 and 2023, no single customer comprised more than 10% of the consolidated accounts receivable balance. While we do not believe that the loss of any single customer would have a material adverse effect on us, such loss could result in an adverse impact on certain of our businesses.

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
We are highly dependent on the end-market demand for IT products, and on our partners’ strategic initiatives and business models. This end-market demand is influenced by many factors including the introduction of new IT products and software by OEM suppliers, replacement cycles for existing IT products, trends toward cloud computing and software-as-a-service arrangements, overall economic growth and general business activity. A difficult and challenging economic environment may also lead to consolidation or decline in the IT industries and increased price-based competition.
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
Depot Repair Services. We provide scalable depot repair services delivered by certified engineers and technicians that enable OEMs to maintain productivity, participate in the circular economy, and reduce costs. Our depot repair services cover the full spectrum of products so OEMs can provide their customers comprehensive repair services without needing to dedicate their own resources to the task.
Customer Management Services. Our customer management services are designed to support sales ecosystems, including operations and customer success, financing, engineering, business intelligence, and IT training. Using dedicated resources and an in-house data analytics team, we design customer-centric, distributor-neutral solutions that keep customers engaged so OEMs can expand their reach and capture additional revenue opportunities.
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
Our Operations
We operate 158 distribution and administrative facilities globally. Our distribution processes are highly automated to ensure timely order fulfillment and accuracy, and enhance the efficiency of our warehouse operations and back office administration. Our distribution facilities are geographically dispersed to be near reseller customers and their end-users. This decentralized, regional strategy enables us to benefit from lower shipping costs and shorter delivery lead times to our customers. Furthermore, we track multiple performance measurements to continuously improve the efficiency and capabilities of our distribution operations. Our regional locations also enable us to make local deliveries and provide will-call fulfillment to more customers than if our distribution operations were more centralized, resulting in better service to our customers. To optimize response to short-term changes in order activity, our workforce is comprised of permanent and temporary co-workers.
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

International Operations
Approximately 47% of our consolidated revenue for fiscal year 2024 was generated by our international operations. Our end market strategy is to continue expanding internationally on a selective basis in order to provide our distribution capabilities to OEM suppliers in locations that meet their regional requirements.
Sales and cost concentrations in foreign jurisdictions subject us to various risks, including the impact of changes in the value of these foreign currencies relative to the U.S. dollar, which in turn can impact reported sales.
See Note 12 – Segment Information to the Consolidated Financial Statements included in Item 8 of this Report for financial information by segment.
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
Our purchasing group works closely with many areas of our organization, especially our product managers who work closely with our OEM suppliers and our sales force, to understand the volume and mix of IT products that should be purchased. In addition, depending on the business unit, the purchasing group utilizes either internally developed, proprietary information systems or commercial off-the-shelf applications that further aid in forecasting future product demand based on several factors, including historical sales levels, expected product life cycle and current and projected economic conditions. We may also rely on our receipt of good-faith, non-binding customer forecasts. We maintain electronic connections with our OEM suppliers to send purchase orders, receive purchase order status and receive notification once the product has shipped from our supplier. Our information system also tracks warehouse and channel inventory levels and open purchase orders on a real-time basis enabling us to stock inventory at a regional level closer to the customer as well as to actively manage our working capital resources. This level of automation promotes greater efficiencies of inventory management by replenishing and turning inventory, as well as placing purchase orders on a more frequent basis. Furthermore, our system tool also allows for automated checks and controls to prevent the generation of inaccurate orders.
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
We compete against several distributors in the Americas market, including Arrow Electronics, Inc. (“Arrow”), Ingram Micro, Inc. and ScanSource, Inc. and regional distributors. The competitive environment in Europe is more fragmented with market share spread among several regional and local competitors such as ALSO Holding and Esprinet, as well as international distributors such as Ingram Micro, Inc., Westcon-Comstor and Arrow. The competitive environment in APJ is fragmented with market share spread among international distributors such as Ingram Micro, Inc. and Westcon-Comstor as well as several regional distributors such as VSTECS Holdings Ltd. and Synnex Technology International Corp. (a separate entity from the Company). We also face competition from our OEM suppliers that sell directly to resellers, retailers and end-users. The distribution industry has historically undergone, and continues to undergo, consolidation. We have participated in this consolidation and expect to continue to assess opportunities.
As we enter new business areas, we may encounter increased competition from our current competitors and/or new competitors. We constantly seek to expand our business into areas primarily related to our core distribution as well as other support, logistics and related value-added services, both organically and through strategic acquisitions.
Human Capital Resources
As of November 30, 2024, we had over 23,000 full-time co-workers. Given the variability in our business and the quick response time required by customers, it is critical that we are able to rapidly ramp-up and ramp-down our operational capabilities to maximize efficiency. As a result, we use temporary or contract workers, who totaled approximately 5,500 as of November 30, 2024, on a full-time equivalent basis. Certain of our co-workers in various countries outside of the United States are subject to laws providing representation rights to co-workers through workers' councils.
We are committed to fostering a diverse and inclusive workplace that attracts and retains exceptional talent. Through ongoing co-worker development, comprehensive compensation and benefits, and a focus on health, safety and co-worker well-being, we strive to help our co-workers in all aspects of their lives so they can do their best work.
Diversity, Equity and Inclusion
We are committed to being unconditionally inclusive to capture the ideas and perspectives that fuel innovation and enable our workforce, customers, and communities to succeed in the digital age. We accomplish this through a focus on our core values of inclusion, integrity, collaboration, and excellence, and we strive to create an inclusive and welcoming environment where people can bring their authentic selves to work. Our commitment to diversity and inclusion starts at the top with a highly skilled and diverse Board of Directors. Women represent 40% of our Board of Directors including our chair of the board, 28% of our leadership at the employee director level and above, and 43% of our total co-worker base. Additionally, 60% of our Board of Directors is ethnically diverse or gender diverse. We are committed to increasing diversity in our workforce. We aim to increase representation of people who identify as women to 50% of our co-worker base and 40% of our leadership roles by 2030, in addition to increasing representation of underrepresented groups in 2025.

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
We require a talented workforce and are committed to providing total rewards that are market-competitive and performance-based, driving innovation and operational excellence. Our compensation programs, practices, and policies reflect our commitment to reward short- and long-term performance that aligns with, and drives, stockholder value. Total direct compensation is generally positioned within a competitive range of the market median, with differentiation based on performance, experience, tenure and skills to attract and retain key talent.
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
Environmental
We remain focused on protecting our planet and reducing our global carbon footprint. In support of this, TD SYNNEX had previously committed to the Science Based Targets Initiative ("SBTi") Business Ambition Pledge with the goal to achieve net-zero greenhouse gas ("GHG") emissions by 2045. In support of that commitment, in fiscal year 2023, we submitted near-term and long-term emissions-reduction targets to SBTi for validation. SBTi approved these targets during fiscal year 2024.
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
Additional human capital and environmental information was included in our fiscal year 2023 Corporate Citizenship Report which is available on our website. Information contained in our Corporate Citizenship Report and website is not deemed part of this Annual Report on Form 10-K.

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
Information About our Executive Officers
The following table sets forth information regarding our current executive officers:

Name	Age	Position
Patrick Zammit	58	Chief Executive Officer
Marshall Witt	59	Chief Financial Officer
Dennis Polk	58	Hyve Solutions Executive
David Vetter	65	Chief Legal Officer
Simon Leung	59	Chief Business Officer
John Henry	50	Chief Accounting Officer
Patrick Zammit is our Chief Executive Officer. Mr. Zammit joined Tech Data in February 2017 as President, Europe through Tech Data’s acquisition of Avnet’s Technology Solutions business and served in this capacity until the Merger in September 2021 when he also assumed the role of President, APJ, which he served until his appointment as Chief Operating Officer, effective January 1, 2024. Mr. Zammit served as Chief Operating Officer until his appointment as Chief Executive Officer and as a member of our Board of Directors, effective September 1, 2024. Prior to joining our company, Mr. Zammit was employed for more than twenty years at Avnet, Inc (Nasdaq: AVT), an electronic components distribution company. From January 2015 to January 2017, Mr. Zammit served as Global President of Avnet Technology Solutions. Prior to that position, from October 2006 until January 2015, Mr. Zammit served as President of Avnet Electronics Marketing EMEA. From 1993 to 2006, Mr. Zammit served in management positions of increasing responsibilities. Prior to joining Avnet, Mr. Zammit was employed by Arthur Andersen from 1989 to 1993. Mr. Zammit holds a Masters in Business Administration equivalent from Paris Business School ESLSCA.
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
John Henry is our Chief Accounting Officer. Mr. Henry joined Tech Data in 2015 as the Vice President of Corporate Accounting. In November 2020, he was promoted to Senior Vice President, Chief Accounting Officer and, in conjunction with the Merger in September 2021, he assumed this role for TD SYNNEX. Prior to joining Tech Data, Mr. Henry served as a public accountant with both Arthur Andersen LLP and PricewaterhouseCoopers LLP, and as an accountant for DirecTV and AECOM (NYSE: ACM). Mr. Henry is a Certified Public Accountant in the State of California and a graduate of California State University in Fresno with a degree in Accounting.

Item 1A.    Risk Factors
The following discussion is divided into several sections. The first section, which begins immediately following this paragraph, captioned "Risks Related to Our Business and Operations" discusses some of the risks that may affect our business, results of operations and financial condition. The second section, captioned “Risks Related to Our Indebtedness” discusses our debt-related risks. The third section, captioned “Risks Related to our Industry,” discusses risks impacting businesses operating in our industry. The fourth section, captioned “Risks Related to the Macro-Economic and Regulatory Environment,” relates to risks which broadly affect companies operating in regions in which we operate. You should carefully review all of these sections, as well as our consolidated financial statements and notes thereto and the other information appearing in this report, for important information regarding risks that affect us. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Report because these factors could cause the actual results and conditions to differ materially from those projected in the forward-looking statements. Before you invest in our Company, you should know that making such an investment involves some risks, including the risks described below. The risks that have been highlighted here are not the only ones that we face. If any of the risks actually occur, our business, financial condition and results of operations could be negatively affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.
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
We typically sell to our customers on a purchase order basis, rather than pursuant to long-term contracts or contracts with minimum purchase requirements. Consequently, our sales are subject to demand variability by our customers. The level and timing of orders placed by our customers vary for a variety of reasons, including seasonal buying by end-users, the introduction of new hardware and software technologies and general economic conditions. Customers submitting a purchase order may cancel, reduce or delay their orders. If we are unable to anticipate and respond to the demands of our reseller, retail and design and integration solutions customers, we may lose customers because we have an inadequate supply of products, or we may have excess inventory, either of which could harm our business, financial position and operating results.
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
Our future success is highly dependent on our relationships with a small number of OEM suppliers. For example, sales of Apple Inc. products and services comprised approximately 12%, 11%, and 11% of our total revenue for fiscal years 2024, 2023, and 2022, respectively, and sales of HP Inc. products and services comprised approximately 10% of our total revenue for fiscal year 2022. Our OEM supplier agreements typically are short-term and may be terminated without cause upon short notice. OEM supplier agreements are often established at a regional or country level and these relationships may change in some countries or regions and not others. The loss or deterioration of our relationship with Apple Inc., HP Inc. or any other major OEM supplier, the authorization by OEM suppliers of additional distributors, the sale of products by OEM suppliers directly to our reseller and retail customers and end-users, or our failure to establish relationships with new OEM suppliers or to expand the distribution and supply chain services that we provide OEM suppliers could adversely affect our business, financial position and operating results. In addition, OEM suppliers may face liquidity or solvency issues that in turn could negatively affect our business and operating results.
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
Additionally, we have certain arrangements with third-party financial institutions ("Supplier Finance Programs"), which facilitate the participating OEM suppliers' ability to sell their accounts receivable from us to third-party financial institutions, at the sole discretion of these OEM suppliers. As part of these arrangements, we generally receive more favorable payment terms from the participating OEM suppliers. Significant changes in these Supplier Finance Programs or in other vendor payment terms could negatively impact our liquidity and financial condition.
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
Our business experiences customer concentration from time to time. One customer accounted for 12%, 11% and 10% of our total revenue in fiscal years 2024, 2023 and 2022, respectively. The loss of one of our significant customers could result in an adverse impact on our business. For example, our systems design and integration solutions product line has significant customer concentration, requires investments in working capital and infrastructure, and has customer contracts that often offer limited or no volume guarantees or protection for end-of-life investments. The loss of a customer or reduction in order volumes could adversely impact our revenue, provision for inventory losses, the absorption of fixed overhead costs and our future expansion plans. The systems design and integration solutions business operates in a competitive environment. Volumes can fluctuate based on customer demand, delivery quality and the competitive landscape. Our ability to deliver customized solutions on a timely basis is critical to our success. Any delay could impact our competitive position and result in loss of customer orders, which could impact our financial position and operating results.

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
We are from time to time involved in other litigation in the ordinary course of business which has and may include claims with respect to antitrust, mergers and acquisitions and other matters. In the ordinary course of business, we also receive inquiries from and have discussions with government entities regarding the compliance of our contracting and sales practices with laws and regulations. We may not be successful in defending these or other claims. Regardless of the outcome, litigation could result in substantial expense and could divert the efforts of our management. Allegations made in the course of regulatory or legal proceedings may also harm our reputation, regardless of whether there is merit to such claims. Furthermore, because litigation and the outcome of regulatory proceedings are inherently unpredictable, our business, financial condition or operating results could be materially affected by an unfavorable resolution of one or more of these proceedings, claims, demands or investigations. We do not expect that the ultimate resolution of these matters will have a material adverse effect on our consolidated financial position. However, the resolution of certain of these matters could be material to our operating results for any particular period. For further information regarding our current litigation matters, refer to Note 16 – Commitments and Contingencies, to the Consolidated Financial Statements in Item 8.
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
As of November 30, 2024, we had $3.9 billion in outstanding short and long-term borrowings under term loans, our Senior Notes (as defined in Note 10 - Borrowings to the Consolidated Financial Statements in Item 8), lines of credit and our accounts receivable securitization program, excluding trade payables. The terms of one or more of the agreements under which this indebtedness was incurred may limit or restrict, among other things, our (or our subsidiaries', as applicable) ability to:
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
We and our subsidiaries may be able to incur significant additional indebtedness in the future. For example, as of November 30, 2024, we had access to $3.5 billion in unused commitments under the TD SYNNEX Revolving Credit Facility (as defined in the Liquidity and Capital Resources section of Item 7 of this Report). If new debt is added to our current debt levels, the related risks that we now face could intensify. Although the TD SYNNEX Credit Agreement (as defined in the Liquidity and Capital Resources section of Item 7 of this Report) contains restrictions on the incurrence of additional indebtedness by our subsidiaries, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial.
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
We have, in the past, experienced decreases in demand and we anticipate that the industries we operate in will be subject to a high degree of cyclicality in the future. Softening demand for our products and services caused by economic downturns and over-capacity may impact our revenue, as well as the salability of inventory and collection of reseller and retail customer accounts receivable. In addition, if we are not able to adequately adapt to the emergence of new technology or customer demand, such as cloud-based IT infrastructure and technology-as-a-service, our future operating results could be adversely affected.
We are subject to intense competition, both in the United States and internationally, and if we fail to compete successfully, we will be unable to gain or retain market share.
We operate in a highly competitive environment, both in the United States and internationally. This competition is based primarily on product and service availability, credit availability, price, effectiveness of information systems and e-commerce tools, speed of delivery, ability to tailor specific solutions to customer needs, quality and depth of product and service lines, pre-sales and post-sales technical support, flexibility and timely response to design changes, and technological capabilities, service and support. We compete with a variety of regional, national and international IT product and service providers and contract manufacturers and assemblers. In some instances, we also compete with our own customers and our own OEM suppliers.
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
Approximately 47%, 47% and 45% of our revenues in fiscal years 2024, 2023 and 2022, respectively, were generated outside the United States. Most of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. We presently have currency exposure arising from both sales and purchases denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. For example, if these foreign currencies appreciate against the U.S. dollar, it will be more expensive in terms of U.S. dollars to purchase inventory or pay expenses with foreign currencies. This could have a negative impact on us if revenue related to these purchases is transacted in U.S. dollars. In addition, currency devaluation can result in products that we purchase in U.S. dollars being relatively more expensive to procure than products manufactured locally. Furthermore, our local competitors in certain markets may have different purchasing models that provide them reduced foreign currency exposure compared to us. This may result in market pricing that we cannot meet without significantly lower profit on sales.
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
As a general rule, we do not use financial instruments to hedge local currency denominated operating expenses in countries where a natural hedge exists. For example, in many countries, revenue in the local currency substantially offsets the local currency denominated operating expenses.
The translation of the financial statements of foreign operations into U.S. dollars is also impacted by fluctuations in foreign currency exchange rates, which may positively or negatively impact our results of operations. For example, in the past, several foreign currencies in which we transact business depreciated against the U.S. dollar, including the euro and the Japanese yen, which adversely affected the results of operations of our Europe and APJ segments in the applicable periods. In addition, the value of our equity investment in foreign countries may fluctuate based upon changes in foreign currency exchange rates. These fluctuations, which are recorded in a cumulative translation adjustment account, may result in losses in the event a foreign subsidiary is sold or closed at a time when the foreign currency is weaker than when we made investments in the country. The realization of any or all of these risks could have a significant adverse effect on our financial results.
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
Many jurisdictions have enacted legislation and adopted policies resulting from the Organization for Economic Co-operation and Development’s (“OECD”) Anti-Base Erosion and Profit Shifting project, which generally grants additional taxing rights over profits earned by multinational enterprises to the countries in which their products are sold and services rendered. Rules adopted in response to this project establish a global per-country minimum tax of 15%, and the European Union has approved a directive requiring members to adopt similar provisions into their respective domestic laws. The directive requires the rules to initially become effective for fiscal years starting on or after December 31, 2023 (fiscal year 2025 for the Company). Numerous countries have enacted legislation, or have indicated their intent to adopt legislation, to implement certain aspects of these rules effective January 1, 2024, with general implementation of the remaining global minimum tax rules effective January 1, 2025. The OECD and implementing countries are expected to continue to make further revisions to their legislation and release additional guidance. Due to these new rules, our income tax expense could be unfavorably impacted as the legislation becomes effective in countries in which we conduct business. We will continue to monitor the legislation and implementation by individual countries.
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
Our business is heavily dependent upon information technology networks and systems, including those of our vendors, suppliers and partners. Internal or external attacks on those networks and systems could disrupt our normal operations centers and impede our ability to provide critical products and services to our customers, subjecting us to liability under our contracts and damaging our reputation. Additionally, such attacks could compromise our, or our customers' or vendors', intellectual property or confidential information or result in fraud or other financial loss. For example, in July 2021, we announced publicly that a threat actor had gained access to our systems. That incident did not have a material impact to the business. In July 2022 and September 2023, we became aware that a sophisticated threat actor gained access to a portion of our networks and systems. After conducting a thorough review of those attacks with a leading third-party cybersecurity firm, we determined that those attacks did not have a material impact on us. Evidence indicates that the threat actor responsible for these incidents is related to, or the same as, the threat actor that previously gained unauthorized access to our systems in July 2021. In November 2024, we were notified by a partner of one of our wholly owned subsidiaries that a different threat actor gained unauthorized access to the partner’s networks and systems which contained data and information of a few of our subsidiary’s customers.

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
Worldwide economic conditions remain uncertain due to the persistence of inflation, elevated interest rates, market volatility as a result of political leadership in certain countries, including due to Russia's invasion of Ukraine, the conflicts involving Israel and the surrounding region and other disruptions to global and regional economies and markets. External factors, such as potential terrorist attacks, acts of war, geopolitical and social turmoil or epidemics and other similar outbreaks in many parts of the world, could prevent or hinder our ability to do business, increase our costs and negatively affect our stock price. More generally, these geopolitical, social and economic conditions could result in increased volatility in the United States and worldwide financial markets and economies. For example, increased instability may enhance volatility in currency exchange rates, cause our customers or potential customers to delay or reduce spending on our products or services, and limit our suppliers’ access to credit. It could also adversely impact our ability to obtain adequate insurance at reasonable rates and may require us to incur increased costs for security measures for our domestic and international operations. We are predominantly uninsured for losses and interruptions caused by terrorism, acts of war and similar events. These uncertainties make it difficult for us and our suppliers and customers to accurately plan future business activities.

The widespread outbreak of an illness or any other communicable disease, or any other public health crisis, could adversely affect our business, results of operations and financial condition.
We could be negatively impacted by the widespread outbreak of an illness, any other communicable disease, or any other public health crisis that results in economic and trade disruptions, including the disruption of global supply chains. The extent of the impact of any such public health crisis on our future operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, could depend on future developments, including the effect on our customers and demand for our products and services; our ability to sell and provide our products and services, including as a result of travel restrictions and people working remotely; the ability of our customers to pay for our solutions; any closures of our or our customers’ or partners’ offices and facilities; and the impact of governmental actions or mandates imposed in response to any such public health crisis, all of which are uncertain and cannot be predicted. An extended period of global supply chain and economic disruption could materially affect our business, our results of operations, our access to sources of liquidity, the carrying value of our goodwill and intangible assets, our financial condition and our stock price.
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
Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We completed an evaluation of the effectiveness of our internal control over financial reporting for fiscal year 2024, and we have an ongoing program to perform the system and process evaluation and testing necessary to continue to comply with these requirements. However, internal control over financial reporting has inherent limitations, including human error, the possibility that controls could be circumvented or become inadequate because of changed conditions, and fraud. Because of the inherent limitations, misstatements due to error or fraud may occur and may not always be prevented or timely detected. We expect to continue to incur significant expenses and to devote management resources to Section 404 compliance. In the event that our management or independent registered public accounting firm determines that there is a material weakness in our internal control over financial reporting, investor perceptions and our reputation may be adversely affected, and the market price of our stock could decline.
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
Item 1B.    Unresolved Staff Comments
None.

Item 1C.    Cybersecurity
Risk Management and Strategy
Our cybersecurity program is designed to protect the confidentiality, integrity and availability of critical assets and information, using a proactive and risk-based approach. We utilize the National Institute of Standards and Technology ("NIST") Cybersecurity Framework as well as other globally recognized standards. The NIST framework is structured around six Core Functions (Govern, Identify, Protect, Detect, Recover and Respond) and is a comprehensive approach to information and cybersecurity risk management. Our program includes policies, practices, procedures and controls designed to manage material risks from cybersecurity threats, including training requirements, threat monitoring and detection, threat containment and risk assessments.
Our process for identifying and assessing material risks from cybersecurity threats operates alongside our company’s broader overall risk assessment process. We refine our cybersecurity program by staying informed on security threats, conducting tabletop exercises to proactively identify areas for improvements, and leveraging third-party cybersecurity firms and investing in enhancements to our preventive and defensive capabilities. We utilize a third-party remediation team on retainer for assistance in investigating and addressing cybersecurity incidents or threats. We maintain procedures for screening and evaluating third-party providers prior to granting them access to our information systems. Depending on the nature of the product or service to be provided, we screen any third-parties that could present a cybersecurity risk through a cyber risk assessment, and we review third-party suppliers post-engagement to identify changes in their security risk profile, including the occurrence of cybersecurity events affecting such suppliers. Contractual and statutory provisions require third-party suppliers to inform us of cyber incidents, in most cases. Additionally, we maintain cybersecurity insurance coverage that we believe is appropriate for the size and complexity of our business to cover certain costs related to cybersecurity incidents.
While we focus on prevention and detection, we also have incident response and recovery plans in place designed to analyze, contain, remediate and communicate cybersecurity matters to help ensure a timely and robust response to actual or attempted incidents. In the event of a cybersecurity incident, our incident response process involves assessing incident severity, conducting root cause analysis, creating and implementing plans to address the incident, mobilizing appropriate resources and identifying potential remedial measures and other appropriate next steps. We also have on retainer a third-party consultant to assist us in our incident response and remediation.
As of the date of this report, we are not aware of any risks from cybersecurity threats that have materially affected the Company, including our business strategy, results of operations or financial condition. However, we cannot provide assurance that these threats will not result in such an impact in the future. For more information regarding risks relating to information technology and cybersecurity, see “Item 1A. Risk Factors.”
Governance
We have a team of information security professionals who lead our enterprise-wide cybersecurity strategy, risk management, cyber defense, software security, security monitoring and other related functions. This team is overseen by our Chief Information Security Officer (“CISO”), who reports to our Chief Information Officer (“CIO”) and works with our Chief Legal Officer. Our CISO has over 30 years of experience in the fields of cybersecurity and intelligence with the Department of Defense, the defense contracting community and with publicly traded companies, and holds various technical credentials in the field, including a CIO Program Certificate from the College of Information and Cyberspace, National Defense University, and maintains a Certified Information System Security Professional ("CISSP") designation as well as a Certified Information Privacy Professional ("CIPP") designation.
The Board of Directors is responsible for overseeing our enterprise risk management process, including our information security program, compliance and risk management and cybersecurity risks. The CISO regularly provides reporting on cybersecurity matters to senior management and reports to the Board of Directors on at least a semi-annual basis and, going forward, to the newly formed Technology Committee of the Board of Directors on at least a quarterly basis. This reporting includes updates on our information security strategy, key cyber risks and threats, progress towards protecting the Company from such risks and threats, and assessments of our cybersecurity program with regard to emerging trends. Depending on the magnitude of a cybersecurity incident, certain matters are required to be reported promptly to the Board of Directors, as appropriate, in accordance with our security incident response plan.

The Board of Directors is in the process of creating a Technology Committee to have an oversight role regarding technology-based issues, including in relation to cybersecurity and generative artificial intelligence. With respect to cybersecurity, the committee's role may include assisting the Board of Directors in evaluating management’s role in preparing, presenting and assessing our IT systems, reviewing our cyber risks and strategies as well as any significant incidents, and providing guidance regarding the Company’s cybersecurity compliance obligations.
Item 2.    Properties
Our principal executive offices are located in Fremont, California and Clearwater, Florida. We own our Fremont property, while the Clearwater location is currently leased. We operate distribution, integration, contact center and administrative facilities in different countries.
We occupy 158 facilities covering approximately 14.9 million square feet, including warehouse, logistics and administrative facilities. We own approximately 2.7 million square feet of property and lease the remainder. Our facilities are located in the following principal markets: the Americas – 54, Europe – 66 and APJ – 38.
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
In 2013, the French Autorité de la Concurrence (“Competition Authority”) began an investigation into the French market for certain products of Apple, Inc., (“Apple”) for which we are a distributor. In March 2020, the Competition Authority imposed fines on the Company, on another distributor, and on Apple, finding that the Company entered into an anticompetitive agreement with Apple regarding volume allocations of Apple products. The initial fine imposed on the Company was €76.1 million. The Company appealed its determination to the French courts, seeking to set aside or reduce the fine.
On October 6, 2022, the appeals court issued a ruling that reduced the fine imposed on us from €76.1 million to €24.9 million. As a result of the appeals court ruling, the Company paid €24.9 million through fiscal year 2022. We decreased our accrual established for this matter by $10.8 million during fiscal year 2022 which was recorded in "Other expense, net" in the Consolidated Statement of Operations. We continue to contest the arguments of the Competition Authority and have further appealed this matter. A civil lawsuit related to this matter, alleging anticompetitive actions in association with the established distribution networks for Apple, the Company and another distributor was filed by eBizcuss. On November 25, 2024, the Paris Commercial Court ruled in favor of the Company and the other defendants and dismissed the claims in the eBizcuss civil lawsuit. An appeal to the ruling has since been made by eBizcuss, and while we continue to evaluate this matter, based on the favorable ruling from the Paris Commercial Court, we believe the likelihood of a material loss related to the eBizcuss lawsuit is remote.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock, par value $0.001, is traded on the New York Stock Exchange, or NYSE, under the symbol “SNX.”
As of January 15, 2025, our common stock was held by approximately 2,250 stockholders of record. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.
Stock Price Performance Graph
The stock price performance graph below, which assumes a $100 investment on November 30, 2019, compares our cumulative total stockholder return, the S&P Midcap 400 Index and Computer and Peripheral Equipment index for the period beginning November 30, 2019 through November 30, 2024. The Computer and Peripheral Equipment index is based on the Standard Industrial Classification Code 5045—Wholesale Computer and Computer Peripheral Equipment and Software. The closing price per share of our common stock was $118.99 on November 30, 2024. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG
TD SYNNEX CORPORATION,
S&P MIDCAP 400 AND COMPUTERS & PERIPHERAL EQUIPMENT
DOLLARS
300
250
200
150
100
50
0
2019
2020
2021
2022
2023
2024
ASSUMES $100 INVESTED ON NOV. 30, 2019
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDED NOV. 30, 2024
TD SYNNEX Corporation
S&P Midcap 400 Index
Computers & Peripheral Equipment

	Fiscal Years Ended
	11/30/2019	11/30/2020	11/30/2021	11/30/2022	11/30/2023	11/30/2024
TD SYNNEX Corporation	$100.00	$130.90	$174.68	$174.92	$171.06	$209.28
S&P Midcap 400 Index	$100.00	$109.70	$138.74	$134.18	$135.74	$181.03
Computers and Peripheral Equipment	$100.00	$167.49	$181.29	$143.22	$144.09	$156.25

Securities Authorized for Issuance under Equity Compensation Plans
Information regarding the Securities Authorized for Issuance under Equity Compensation Plans can be found under Item 12 of this Report.
Dividends
We have a history of paying quarterly cash dividends. Dividends declared per share by fiscal quarter in 2024 and 2023 were as follows:

	Fiscal Years Ended November 30,
	2024	2023
First Quarter	$0.400	$0.350
Second Quarter	$0.400	$0.350
Third Quarter	$0.400	$0.350
Fourth Quarter	$0.400	$0.350
On January 10, 2025, the Company announced a cash dividend of $0.44 per share to stockholders of record as of January 24, 2025, payable on January 31, 2025. Dividends are subject to continued capital availability and the declaration by our Board of Directors in the best interest of our stockholders. The Company currently expects that comparable cash dividends will continue to be paid in the future.
Repurchases of Equity Securities
In January 2023, our Board of Directors authorized a three-year $1.0 billion share repurchase program. In March 2024, our Board of Directors authorized a new $2.0 billion share repurchase program. supplementing the $196.7 million remaining authorization under the prior program (collectively, the "share repurchase program"), pursuant to which we may repurchase our outstanding common stock from time to time in the open market or through privately negotiated transactions, including pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 (the "Exchange Act"). The March 2024 share repurchase authorization does not have an expiration date.
The following table presents information with respect to purchases of common stock by the Company under the share repurchase program during the quarter ended November 30, 2024:

	Issuer Purchases of Equity Securities (amounts in thousands except per share amounts)
Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or program	Maximum dollar value of shares that may yet be purchased under the plans or program
September 1 - September 30, 2024	—	$—	—	$1,886,009
October 1 - October 31, 2024	579	120.80	579	1,816,010
November 1 - November 30, 2024	267	120.09	267	1,784,010
Total	846	$120.58	846
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
This section of the Form 10-K generally discusses fiscal years 2024 and 2023 items and year-to-year comparisons between fiscal years 2024 and 2023. Discussions of fiscal year 2022 items and year-to-year comparisons between fiscal years 2023 and 2022 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2023 filed with the SEC on January 26, 2024.
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
Economic and Industry Trends
We are highly dependent on the end-market demand for IT products, and on our partners' strategic initiatives and business models. This end-market demand is influenced by many factors including the introduction of new IT products and software by OEM suppliers, replacement cycles for existing IT products, trends toward cloud computing, overall economic growth and general business activity. A difficult and challenging economic environment due to the continued persistence of inflation, elevated interest rates, and market volatility as a result of military conflicts in certain countries may also lead to consolidation or decline in the IT distribution industry and increased price-based competition. Our results in fiscal 2023 were also negatively impacted by post-pandemic declines in demand for personal computing ecosystem products. Our systems design and integration solutions business is highly dependent on the demand for cloud infrastructure, and the number of key customers and suppliers in the market. Our business includes operations in the Americas, Europe and Asia-Pacific and Japan ("APJ"), so we are affected by demand for our products in those regions, as well as the impact of fluctuations in foreign currency exchange rates compared to the U.S. dollar.
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

Results of Operations
The following table sets forth, for the indicated periods, data as percentages of total revenue:

	Fiscal Years Ended November 30,
Consolidated Statements of Operations Data:	2024	2023
Revenue	100.00%	100.00%
Cost of revenue	(93.19)%	(93.13)%
Gross profit	6.81%	6.87%
Selling, general and administrative expenses	(4.65)%	(4.64)%
Acquisition, integration and restructuring costs	(0.12)%	(0.36)%
Operating income	2.04%	1.87%
Interest expense and finance charges, net	(0.55)%	(0.50)%
Other expense, net	(0.01)%	(0.00)%
Income before income taxes	1.48%	1.37%
Provision for income taxes	(0.30)%	(0.28)%
Net income	1.18%	1.09%
Certain Non-GAAP Financial Information
In addition to disclosing financial results that are determined in accordance with GAAP, we also disclose certain non-GAAP financial information, including:
•Revenue in constant currency, which is revenue adjusted for the translation effect of foreign currencies so that certain financial results can be viewed without the impact of fluctuations in foreign currency exchange rates, thereby facilitating period-to-period comparisons of our business performance. Revenue in constant currency is calculated by translating the revenue for the fiscal year ended November 30, 2024 in the billing currency using the comparable prior period currency conversion rate. Generally, when the dollar either strengthens or weakens against other currencies, the growth at constant currency rates will be higher or lower than growth reported at actual exchange rates.
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

Fiscal Years Ended November 30, 2024 and 2023:
Revenue
The following table summarizes our revenue and change in revenue by segment for the fiscal years ended November 30, 2024 and 2023:

	Fiscal Years Ended November 30,		Percent Change
	2024	2023	2024 to 2023
Revenue in constant currency	(in thousands)
Consolidated
Revenue	$58,452,436	$57,555,416	1.6%
Impact of changes in foreign currencies	(121,648)	—
Revenue in constant currency	$58,330,788	$57,555,416	1.3%

Americas
Revenue	$34,791,848	$34,573,859	0.6%
Impact of changes in foreign currencies	32,915	—
Revenue in constant currency	$34,824,763	$34,573,859	0.7%

Europe
Revenue	$19,634,156	$19,422,297	1.1%
Impact of changes in foreign currencies	(226,889)	—
Revenue in constant currency	$19,407,267	$19,422,297	(0.1)%

APJ
Revenue	$4,026,432	$3,559,260	13.1%
Impact of changes in foreign currencies	72,326	—
Revenue in constant currency	$4,098,758	$3,559,260	15.2%
Consolidated Commentary
During the fiscal year ended November 30, 2024, consolidated revenue increased by $897.0 million and consolidated revenue in constant currency increased by $775.4 million, as compared to the prior fiscal year. The increases are primarily driven by growth in our Advanced Solutions portfolio, partially offset by the presentation of additional revenue on a net basis due to changes in product mix, which negatively impacted our revenue growth by approximately $1.2 billion, or 2%.
Americas Commentary
During the fiscal year ended November 30, 2024, Americas revenue increased by $218.0 million and Americas revenue in constant currency increased by $250.9 million, as compared to the prior fiscal year. The increases are primarily driven by growth in our Advanced Solutions portfolio, partially offset by the presentation of additional revenue on a net basis due to changes in product mix, which negatively impacted our revenue growth by approximately $960 million, or 3%, and a decline in our Endpoint Solutions portfolio in the region.
Europe Commentary
During the fiscal year ended November 30, 2024, Europe revenue increased by $211.9 million and Europe revenue in constant currency slightly decreased by $15.0 million, as compared to the prior fiscal year. The increase in revenue is primarily driven by growth in our Endpoint Solutions portfolio in the region, along with the impact of changes in foreign currencies, partially offset by the presentation of additional revenue on a net basis due to changes in product mix, which negatively impacted our revenue growth by approximately $200 million, or 1%. The impact of changes in foreign currencies is primarily due to the strengthening of the euro against the U.S. dollar.

APJ Commentary
During the fiscal year ended November 30, 2024, APJ revenue increased by $467.2 million and APJ revenue in constant currency increased by $539.5 million, as compared to the prior fiscal year. The increases are primarily driven by growth in our Advanced Solutions portfolio in the region, partially offset by the presentation of additional revenue on a net basis due to changes in product mix, which negatively impacted our revenue by approximately $60 million, or 2%. The impact of changes in foreign currencies is primarily due to the weakening of the Japanese yen against the U.S. Dollar.
Gross Profit

	Fiscal Years Ended November 30,		Percent Change
	2024	2023	2024 to 2023
Gross Profit and Gross Margin - Consolidated	(in thousands)
Revenue	$58,452,436	$57,555,416	1.6%

Gross profit	$3,981,306	$3,956,829	0.6%
Purchase accounting adjustments	—	15,047
Non-GAAP gross profit	$3,981,306	$3,971,876	0.2%

GAAP gross margin	6.81%	6.87%
Non-GAAP gross margin	6.81%	6.90%
Our gross margin is affected by a variety of factors, including competition, selling prices, mix of products, the percentage of revenue that is presented on a net basis, product costs along with rebate and discount programs from our suppliers, reserves or settlement adjustments, freight costs, inventory losses and fluctuations in revenue.
Our gross profit, on both a GAAP and non-GAAP basis, increased during the fiscal year ended November 30, 2024, as compared to the prior fiscal year, primarily due to the increase in revenue. Our gross margin, on both a GAAP and non-GAAP basis, slightly decreased during the fiscal year ended November 30, 2024, as compared to the prior fiscal year, primarily due to higher strategic technologies margins in the prior year period. The presentation of additional revenues on a net basis due to changes in product mix positively impacted our gross margin by approximately 14 basis points.
Selling, General and Administrative Expenses

	Fiscal Years Ended November 30,		Percent Change
	2024	2023	2024 to 2023
	(in thousands)
Selling, general and administrative expenses	$2,715,781	$2,672,562	1.6%
Percentage of revenue	4.65%	4.64%
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
Selling, general and administrative expenses increased in fiscal year 2024, compared to fiscal year 2023, primarily due to higher personnel costs and higher share-based compensation expense, partially offset by lower credit costs. Selling, general and administrative expenses as a percentage of revenue was relatively flat compared to the prior year period. A greater percentage of our revenue was presented on a net basis due to changes in product mix, which increased the ratio of selling, general and administrative expenses as a percentage of revenue for fiscal year 2024 by approximately 10 basis points.

Acquisition, Integration and Restructuring Costs
Acquisition, integration and restructuring costs are primarily comprised of costs related to the Merger and costs related to the Global Business Optimization 2 Program initiated by Tech Data prior to the Merger (the “GBO 2 Program”). Costs related to the GBO 2 Program were $3.9 million and $9.4 million during the fiscal years ended November 30, 2024 and 2023, respectively. Acquisition, integration and restructuring costs related to other acquisitions were $3.0 million for fiscal year 2024. We do not expect to incur additional costs under the GBO 2 Program in future periods.
The Merger
We substantially completed the acquisition, integration and restructuring activities related to the Merger during the first half of fiscal year 2024, and there are no related expenses expected in future periods. We previously incurred acquisition, integration and restructuring costs related to the completion of the Merger, including professional services costs, personnel and other costs, long-lived assets charges and termination fees and stock-based compensation expense. Professional services costs are primarily comprised of IT and other consulting services, as well as legal expenses. Personnel and other costs are primarily comprised of costs related to retention and other bonuses, severance and duplicative labor costs. Long-lived asset charges and termination fees include accelerated depreciation and amortization expense of $5.5 million and $17.4 million during fiscal years 2024 and 2023, respectively, due to changes in asset useful lives in conjunction with the consolidation of certain IT systems. Long-lived asset charges and termination fees also include $17.0 million and $24.4 million recorded during fiscal years 2024 and 2023, respectively, for termination fees related to certain IT systems. Stock-based compensation expense primarily relates to costs associated with the conversion of certain Tech Data performance-based equity awards issued prior to the Merger into restricted shares of TD SYNNEX (refer to Note 4 – Share-Based Compensation to the Consolidated Financial Statements for further information) and expenses for certain restricted stock awards issued in conjunction with the Merger.
In July 2023, we offered a voluntary severance program ("VSP") to certain co-workers in the United States as part of our cost optimization efforts related to the Merger. We incurred $10.1 million of costs in connection with the VSP during fiscal year 2024, including $8.0 million of severance costs and $2.1 million of duplicative labor costs. We incurred $52.1 million of costs in connection with the VSP during fiscal year 2023, including $42.3 million of severance costs and $9.8 million of duplicative labor costs.
During the fiscal years ended November 30, 2024 and 2023, acquisition and integration expenses related to the Merger were composed of the following:

	Fiscal Years Ended November 30,
	2024	2023
	(in thousands)
Professional services costs	$16,456	$20,775
Personnel and other costs	15,279	46,464
Long-lived assets charges and termination fees	22,533	41,812
Stock-based compensation	—	35,709
Voluntary severance program costs	10,113	52,091
Total	$64,381	$196,851

Operating Income
The following tables provide an analysis of operating income and non-GAAP operating income on a consolidated and regional basis as well as a reconciliation of operating income to non-GAAP operating income on a consolidated and regional basis for the fiscal years ended November 30, 2024 and 2023:

	Fiscal Years Ended November 30,		Percent Change
	2024	2023	2024 to 2023
Operating Income and Operating Margin - Consolidated	(in thousands)
Revenue	$58,452,436	$57,555,416

Operating income	$1,194,211	$1,078,032	10.8%
Acquisition, integration and restructuring costs	71,314	206,235
Amortization of intangibles	292,304	293,737
Share-based compensation	69,201	49,273
Purchase accounting adjustments	—	15,047
Non-GAAP operating income	$1,627,030	$1,642,324	(0.9)%

Operating margin	2.04%	1.87%
Non-GAAP operating margin	2.78%	2.85%
Consolidated operating income and margin increased during the fiscal year ended November 30, 2024, compared to the prior fiscal year, primarily due to lower acquisition, integration and restructuring costs.
Consolidated non-GAAP operating income slightly decreased during the fiscal year ended November 30, 2024, compared to the prior fiscal year, primarily due to a decrease in strategic technologies gross margins and higher personnel costs, partially offset by the increase in revenue and lower credit costs.
Consolidated non-GAAP operating margin slightly decreased during the fiscal year ended November 30, 2024, compared to the prior fiscal year, primarily due to the decrease in strategic technologies gross margins and higher personnel costs, partially offset by lower credit costs.

	Fiscal Years Ended November 30,		Percent Change
	2024	2023	2024 to 2023
Operating Income and Operating Margin - Americas	(in thousands)
Revenue	$34,791,848	$34,573,859

Operating income	$817,548	$736,605	11.0%
Acquisition, integration and restructuring costs	53,245	165,845
Amortization of intangibles	165,860	169,569
Share-based compensation	45,107	35,955
Non-GAAP operating income	$1,081,760	$1,107,974	(2.4)%

Operating margin	2.35%	2.13%
Non-GAAP operating margin	3.11%	3.20%

Americas operating income increased during the fiscal year ended November 30, 2024, compared to the prior fiscal year, primarily due to lower acquisition, integration and restructuring costs, lower credit costs and an increase in revenue, partially offset by a decrease in strategic technologies gross margins.
Americas operating margin increased during the fiscal year ended November 30, 2024, compared to the prior fiscal year, primarily due to lower acquisition, integration and restructuring costs, lower credit costs, and the impact of the presentation of additional revenue on a net basis due to changes in product mix, partially offset by the decrease in strategic technologies gross margins.
Americas non-GAAP operating income decreased during the fiscal year ended November 30, 2024, compared to the prior fiscal year, primarily due to the decrease in strategic technologies gross margins, partially offset by lower credit costs.
Americas non-GAAP operating margin decreased during the fiscal year ended November 30, 2024, compared to the prior fiscal year, primarily due to the decrease in strategic technologies gross margins, partially offset by lower credit costs and the impact of the presentation of additional revenue on a net basis due to changes in product mix.

	Fiscal Years Ended November 30,		Percent Change
	2024	2023	2024 vs. 2023
Operating Income and Operating Margin - Europe	(in thousands)
Revenue	$19,634,156	$19,422,297

Operating income	$263,913	$236,477	11.6%
Acquisition, integration and restructuring costs	16,831	37,091
Amortization of intangibles	123,567	121,680
Share-based compensation	20,318	11,255
Purchase accounting adjustments	—	15,047
Non-GAAP operating income	$424,629	$421,550	0.7%

Operating margin	1.34%	1.22%
Non-GAAP operating margin	2.16%	2.17%
Europe operating income increased during the fiscal year ended November 30, 2024, compared to the prior fiscal year, primarily due to lower acquisition, integration and restructuring costs, the prior year impact of purchase accounting adjustments related to the Merger and an increase in revenue.
Europe operating margin increased during the fiscal year ended November 30, 2024, compared to the prior fiscal year, primarily due to lower acquisition, integration and restructuring costs and the prior year impact of purchase accounting adjustments related to the Merger.
Europe non-GAAP operating income slightly increased during the fiscal year ended November 30, 2024, compared to the prior fiscal year, primarily due to the increase in revenue.
Europe non-GAAP operating margin was relatively flat during the fiscal year ended November 30, 2024, compared to the prior fiscal year.

	Fiscal Years Ended November 30,		Percent Change
	2024	2023	2024 vs. 2023
Operating Income and Operating Margin - APJ	(in thousands)
Revenue	$4,026,432	$3,559,260

Operating income	$112,750	$104,950	7.4%
Acquisition, integration and restructuring costs	1,238	3,299
Amortization of intangibles	2,877	2,488
Share-based compensation	3,776	2,063
Non-GAAP operating income	$120,641	$112,800	7.0%

Operating margin	2.80%	2.95%
Non-GAAP operating margin	3.00%	3.17%
APJ operating income and non-GAAP operating income increased during the fiscal year ended November 30, 2024, compared to the prior fiscal year, primarily due to the increase in revenue, partially offset by higher personnel costs.
APJ operating margin and non-GAAP operating margin decreased during the fiscal year ended November 30, 2024, compared to the prior fiscal year, primarily due to a decrease in gross margin in the region, partially offset by a decrease in selling, general and administrative expenses as a percentage of revenue due to the increase in revenue.
Interest Expense and Finance Charges, Net

	Fiscal Years Ended November 30,		Percent Change
	2024	2023	2024 vs. 2023
	(in thousands)
Interest expense and finance charges, net	$319,458	$288,318	10.8%
Percentage of revenue	0.55%	0.50%
Amounts recorded in interest expense and finance charges, net, consist primarily of interest expense on our Senior Notes, our lines of credit, our term loans and our accounts receivable securitization facility, and fees associated with the sale of accounts receivable, partially offset by income earned on our cash investments.
Our interest expense and finance charges net, increased during fiscal year 2024, compared to fiscal year 2023, primarily due to increased costs associated with the sale of accounts receivable due to higher discount fees, which totaled $67.8 million and $51.1 million during the fiscal years ended November 30, 2024 and 2023, respectively, along with higher average interest rates on our Senior Notes.
Other Expense, Net

	Fiscal Years Ended November 30,		Change in Dollars
	2024	2023	2024 vs. 2023
	(in thousands)
Other expense, net	$8,718	$206	$8,512
Percentage of revenue	0.01%	0.00%
Amounts recorded as other expense, net include foreign currency transaction gains and losses on certain financing transactions and the related derivative instruments used to hedge such financing transactions, the cost of hedging, investment gains and losses, and other non-operating gains and losses, such as settlements received from class action lawsuits.

During fiscal year 2024, our other expense, net increased compared to fiscal year 2023. Fiscal year 2024 other expense, net consisted primarily of foreign currency hedging costs. Fiscal year 2023 other expense, net was lower due to legal settlements received of $10.7 million, which partially offset our foreign currency hedging costs. These legal settlements did not recur in fiscal year 2024.
Provision for Income Taxes

	Fiscal Years Ended November 30,		Percent Change
	2024	2023	2024 vs. 2023
	(in thousands)
Provision for income taxes	$176,944	$162,597	8.8%
Percentage of income before income taxes	20.43%	20.59%
Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions.
Our income tax expense increased during the fiscal year ended November 30, 2024, as compared to the prior fiscal year, primarily due to higher income during the period. The effective tax rate for fiscal year 2024 was slightly lower when compared to the prior fiscal year primarily due to the utilization of tax credits earned in certain jurisdictions and the relative mix of earnings and losses within the taxing jurisdictions in which we operate, partially offset by current year withholding taxes in certain jurisdictions and other favorable tax items in the prior fiscal year.
Net Income and Diluted EPS
The following tables present net income and diluted EPS as well as a reconciliation of our most comparable GAAP measures to the related non-GAAP measures presented:

	Fiscal Years Ended November 30,
	2024	2023
Net Income - Consolidated	(in thousands)
Net income	$689,091	$626,911
Acquisition, integration and restructuring costs	71,314	213,585
Amortization of intangibles	292,304	293,737
Share-based compensation	69,201	49,273
Purchase accounting adjustments	—	15,047
Income taxes related to above	(109,973)	(144,994)
Non-GAAP net income	$1,011,937	$1,053,559

	Fiscal Years Ended November 30,
	2024	2023
Diluted Earnings Per Common Share
Diluted EPS(1)	$7.95	$6.70
Acquisition, integration and restructuring costs	0.83	2.28
Amortization of intangibles	3.37	3.14
Share-based compensation	0.80	0.53
Purchase accounting adjustments	—	0.16
Income taxes related to above	(1.27)	(1.55)
Non-GAAP diluted EPS	$11.68	$11.26
_________________________
(1) Diluted EPS is calculated using the two-class method. Unvested restricted stock awards granted to employees are considered participating securities. For purposes of calculating Diluted EPS, net income allocated to participating securities was approximately 0.9% and 0.8% of net income for the fiscal years ended November 30, 2024 and 2023, respectively.

Liquidity and Capital Resources
Cash Conversion Cycle

		Three Months Ended
		November 30, 2024	November 30, 2023
		(in thousands)
Days sales outstanding ("DSO")
Revenue	(a)	$15,844,563	$14,407,306
Accounts receivable, net	(b)	10,341,625	10,297,814
Days sales outstanding	(c) = ((b)/(a))*the number of days during the period	60	65

Days inventory outstanding ("DIO")
Cost of revenue	(d)	$14,803,618	$13,388,727
Inventories	(e)	8,287,048	7,146,274
Days inventory outstanding	(f) = ((e)/(d))*the number of days during the period	51	49

Days payable outstanding ("DPO")
Cost of revenue	(g)	$14,803,618	$13,388,727
Accounts payable	(h)	15,084,107	13,347,281
Days payable outstanding	(i) = ((h)/(g))*the number of days during the period	93	91

Cash conversion cycle ("CCC")	(j) = (c)+(f)-(i)	18	23
Cash Flows
Our business is working capital intensive. Our working capital needs are primarily to finance accounts receivable and inventory. We rely heavily on term loans, sales of accounts receivable, our securitization program, our revolver programs and net trade credit from vendors for our working capital needs. We have financed our growth and cash needs to date primarily through cash generated from operations and financing activities. As a general rule, when sales volumes are increasing, our net investment in working capital dollars typically increases, which generally results in decreased cash flow generated from operating activities. Conversely, when sales volumes decrease, our net investment in working capital dollars typically decreases, which generally results in increases in cash flows generated from operating activities. We calculate CCC as days of the last fiscal quarter’s revenue outstanding in accounts receivable plus days of supply on hand in inventory, less days of the last fiscal quarter’s cost of revenue outstanding in accounts payable. Our CCC was 18 days at the end of fiscal year 2024, and 23 days at the end of fiscal year 2023, respectively. Our CCC decreased, as compared to fiscal year 2023, primarily due to a decrease in DSO as our revenue increased year-over-year while our accounts receivable balance remained relatively consistent due to increased collections.
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

Operating Activities
Net cash provided by operating activities was $1.2 billion during fiscal year 2024 compared to net cash provided by operating activities of $1.4 billion during fiscal year 2023. The decrease in net cash provided by operating activities was primarily due to a decrease in inventory during fiscal year 2023 related to ongoing sell-through of strategic inventory purchases that occurred during fiscal year 2022, as compared to an increase in inventory in fiscal year 2024 correlated with the year-over-year revenue growth in the fourth quarter, as well as a decrease in other accrued liabilities in fiscal year 2024. This change was partially offset by an increase in accounts payable during fiscal year 2024 related to the increase in inventory purchases and associated timing of cash payments, as compared to a decrease in accounts payable during fiscal year 2023 correlated with the decrease in inventory in the prior year.
Investing Activities
Net cash used in investing activities was $193.8 million and $156.4 million during fiscal years 2024 and 2023, respectively. The increase in cash used in investing activities is primarily due to cash paid for the acquisition of businesses in the current year of $43.7 million, increased capital expenditures of $25.1 million and an increase in payments to settle net investment hedges of $14.3 million, partially offset by proceeds from the sale of a building in the current year of $42.9 million.
Financing Activities
Net cash used in financing activities was $953.1 million and $785.9 million during fiscal years 2024 and 2023, respectively. The increase in net cash used in financing activities as compared to fiscal year 2023 is primarily due to an increase in net repayments of long-term borrowings of $114.5 million, primarily due to the net repayment of senior notes, an increase in net repayments of short-term borrowings of $37.0 million and $13.9 million of debt issuance costs.
We believe our current cash balances, cash flows from operations and credit availability are sufficient to support our operating activities for at least the next twelve months.
Capital Resources
Our cash and cash equivalents totaled $1.1 billion and $1.0 billion as of November 30, 2024 and 2023, respectively. Our cash and cash equivalents held by international subsidiaries are no longer subject to U.S. federal tax on repatriation into the United States. Repatriation of some foreign balances is restricted by local laws. If in the future we repatriate foreign cash back to the United States, we will report in our Consolidated Financial Statements the impact of state and withholding taxes depending upon the planned timing and manner of such repatriation. Presently, we believe we have sufficient resources, cash flow and liquidity within the United States to fund current and expected future working capital, investment and other general corporate funding requirements.
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
Credit Facilities and Borrowings
In the United States, we have an accounts receivable securitization program to provide additional capital for our operations (the "U.S. AR Arrangement"). Under the terms of the U.S. AR Arrangement, we and our subsidiaries that are party to the U.S. AR Arrangement can borrow up to a maximum of $1.5 billion based upon eligible trade accounts receivable. The U.S. AR Arrangement, as amended, has a maturity date of November 2026. We also have an amended and restated credit agreement, dated as of April 16, 2024 (as amended, the "TD SYNNEX Credit Agreement"), pursuant to which we received commitments for the extension of a senior unsecured revolving credit facility not to exceed an aggregate principal amount of $3.5 billion, which revolving credit facility (the "TD SYNNEX Revolving Credit Facility") may, at our request but subject to the lenders' discretion, potentially be increased by up to an aggregate amount of $500.0 million. There were no amounts outstanding under the U.S. AR Arrangement or the TD SYNNEX Revolving Credit Facility at November 30, 2024, or 2023, respectively.

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
We have various other committed and uncommitted lines of credit with financial institutions, short-term loans, term loans, credit facilities and book overdraft facilities, totaling approximately $570.5 million in borrowing capacity as of November 30, 2024. Our borrowings on these facilities vary within the period primarily based on changes in our working capital. There was $171.1 million outstanding on these facilities at November 30, 2024, at a weighted average interest rate of 7.91%, and there was $208.7 million outstanding at November 30, 2023, at a weighted average interest rate of 7.52%.
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
We had total outstanding borrowings of approximately $3.9 billion and $4.1 billion as of November 30, 2024 and 2023, respectively. Our outstanding borrowings include Senior Notes of $2.4 billion and $2.5 billion at November 30, 2024 and 2023, respectively and term loans described above as the TD SYNNEX Term Loan and 2024 Term Loan of approximately $1.3 billion and $1.4 billion at November 30, 2024 and 2023, respectively. For additional information on our borrowings, see Note 10 - Borrowings to the Consolidated Financial Statements included in Part II, Item 8 of this Report.
Accounts Receivable Purchase Agreements
We have uncommitted accounts receivable purchase agreements under which trade accounts receivable owed by certain customers may be acquired, without recourse, by certain financial institutions. Available capacity under these programs is dependent upon the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. In addition, certain of these programs also require that we continue to service, administer and collect the sold accounts receivable. At November 30, 2024 and 2023, we had a total of $1.2 billion and $864.6 million, respectively, of trade accounts receivable sold to and held by financial institutions under these programs. Discount fees for these programs in the years ended November 30, 2024 and 2023 totaled $67.8 million and $51.1 million, respectively.
Share Repurchase Program
In January 2023, our Board of Directors authorized a three-year $1.0 billion share repurchase program. In March 2024, our Board of Directors authorized a new $2.0 billion share repurchase program, supplementing the amount remaining under the existing program, pursuant to which we may repurchase our outstanding common stock from time to time in the open market or through privately negotiated transactions, including pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Exchange Act. The March 2024 share repurchase authorization does not have an expiration date. We repurchased 5.5 million shares of common stock for $611.9 million and 6.5 million shares of common stock for $620.7 million in fiscal 2024 and 2023, respectively. As of November 30, 2024, we had $1.8 billion available for future repurchases of our common stock. For additional information on our share repurchase program, see Note 5 - Stockholders' Equity to the Consolidated Financial Statements included in Part II, Item 8 of this Report.
Covenant Compliance
Our credit facilities have a number of covenants and restrictions that require us to maintain specified financial ratios. They also limit our (or our subsidiaries', as applicable) ability to incur additional debt or liens, enter into agreements with affiliates, modify the nature of our business, and merge or consolidate. As of November 30, 2024, we were in compliance with all material covenants for the above arrangements.

Contractual Obligations
We are contingently liable under agreements, without expiration dates, to repurchase repossessed inventory acquired by flooring companies as a result of default on floor plan financing arrangements by our customers. There have been no material repurchases through November 30, 2024 under these agreements and we are not aware of any pending customer defaults or repossession obligations. As we do not have access to information regarding the amount of inventory purchased from us still on hand with the customer at any point in time, our repurchase obligations relating to inventory cannot be reasonably estimated.
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
We performed our annual goodwill impairment test as of September 1, 2024 as a qualitative assessment, and determined that for all reporting units, it was not more likely than not that the fair value of the reporting unit was less than its carrying value.
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
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Risk
We are exposed to foreign currency risk in the ordinary course of business. We manage cash flow exposures for our major countries and the foreign currency impact of assets and liabilities denominated in non-functional currencies using a combination of forward contracts. Principal currencies hedged are the Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese yuan, Czech koruna, Danish krone, Euro, Indian rupee, Indonesian rupiah, Japanese yen, Mexican peso, Norwegian krone, Polish zloty, Romanian leu, Singapore dollar, Swedish krona, Swiss franc and Turkish lira. We do not hold or issue derivative financial instruments for trading purposes.
In order to provide an assessment of our foreign currency exchange rate risk, we performed an analysis using a value-at-risk (“VaR”) model. The VaR model uses a Monte Carlo simulation to generate 1,000 random market price paths. The VaR model determines the potential impact of the fluctuation in foreign exchange rates assuming a one-day holding period, normal market conditions and a 95% confidence level. The model is not intended to represent actual losses but is used as a risk estimation and management tool. Firm commitments, assets and liabilities denominated in foreign currencies were excluded from the model. The estimated maximum potential one-day loss in fair value, calculated using the VaR model, would be approximately $5.4 million and $3.6 million at November 30, 2024 and 2023, respectively. We believe that the hypothetical loss in fair value of our foreign exchange derivatives would be offset by the gains in the value of the underlying transactions being hedged. Actual future gains and losses associated with our derivative positions may differ materially from the analyses performed as of November 30, 2024, due to the inherent limitations associated with predicting the changes in foreign currency exchange rates and our actual exposures and positions.
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
Certain of our borrowing facilities and our securitization arrangement are variable-rate obligations and expose us to interest rate risks. As of November 30, 2024, we had approximately $1.3 billion of outstanding term loan debt subject to variable interest rates and our subsidiaries had approximately $171.1 million in the aggregate outstanding under debt facilities subject to variable interest rates. The outstanding amount of our borrowings under these facilities may fluctuate in response to changes in our working capital and other liquidity requirements. To the extent that there are changes in interest rates, the interest expense on our variable rate debt may fluctuate. Additionally, discount fees paid to sell accounts receivable under our accounts receivable purchase agreements are impacted by changes in interest rates and expose us to interest rate risks.
A one percentage point (100 basis point) variation in average interest rates would have an impact on annual interest expense of $14.8 million based on the Company's outstanding variable rate debt at November 30, 2024.
Equity Price Risk
The equity price risk associated with our marketable equity securities as of November 30, 2024 and 2023 is not material in relation to our consolidated financial position, results of operations or cash flows. Marketable equity securities include shares of common stock and are recorded at fair market value based on quoted market prices. Gains and losses on marketable equity securities are included in earnings.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management concludes that, as of November 30, 2024, our internal control over financial reporting was effective at the reasonable assurance level based on those criteria.
The effectiveness of our internal control over financial reporting as of November 30, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears on page 49 of this Report.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
TD SYNNEX Corporation:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of TD SYNNEX Corporation and subsidiaries (the Company) as of November 30, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended November 30, 2024, and the related notes and financial statement Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of November 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended November 30, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Sufficiency of audit evidence over revenue
As discussed in Note 12 to the consolidated financial statements, and presented in the consolidated statements of operations, the Company reported revenue of $58,452,436 thousand for the fiscal year ended November 30, 2024.
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
Tampa, Florida
January 24, 2025

TD SYNNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(Currency and share amounts in thousands, except par value)

	November 30, 2024	November 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,059,378	$1,033,776
Accounts receivable, net	10,341,625	10,297,814
Receivables from vendors, net	958,105	964,334
Inventories	8,287,048	7,146,274
Other current assets	678,540	642,238
Total current assets	21,324,696	20,084,436
Property and equipment, net	457,024	450,024
Goodwill	3,895,077	3,904,170
Intangible assets, net	3,912,267	4,244,314
Other assets, net	685,415	729,870
Total assets	$30,274,479	$29,412,814

LIABILITIES AND EQUITY
Current liabilities:
Borrowings, current	$171,092	$983,585
Accounts payable	15,084,107	13,347,281
Other accrued liabilities	1,966,036	2,407,896
Total current liabilities	17,221,235	16,738,762
Long-term borrowings	3,736,399	3,099,193
Other long-term liabilities	468,648	498,656
Deferred tax liabilities	812,763	893,021
Total liabilities	22,239,045	21,229,632
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 200,000 shares authorized, 99,012 shares issued as of both November 30, 2024 and 2023	99	99
Additional paid-in capital	7,437,688	7,435,274
Treasury stock, 15,289 and 10,343 shares as of November 30, 2024 and 2023, respectively	(1,513,017)	(949,714)
Accumulated other comprehensive loss	(645,117)	(507,248)
Retained earnings	2,755,781	2,204,771
Total stockholders' equity	8,035,434	8,183,182
Total liabilities and equity	$30,274,479	$29,412,814
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements.

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Currency and share amounts in thousands, except per share amounts)

	Fiscal Years Ended November 30,
	2024	2023	2022
Revenue	$58,452,436	$57,555,416	$62,343,810
Cost of revenue	(54,471,130)	(53,598,587)	(58,443,611)
Gross profit	3,981,306	3,956,829	3,900,199
Selling, general and administrative expenses	(2,715,781)	(2,672,562)	(2,627,007)
Acquisition, integration and restructuring costs	(71,314)	(206,235)	(222,319)
Operating income	1,194,211	1,078,032	1,050,873
Interest expense and finance charges, net	(319,458)	(288,318)	(222,578)
Other expense, net	(8,718)	(206)	(1,165)
Income before income taxes	866,035	789,508	827,130
Provision for income taxes	(176,944)	(162,597)	(175,823)
Net income	$689,091	$626,911	$651,307
Earnings per common share:
Basic	$7.99	$6.72	$6.79
Diluted	$7.95	$6.70	$6.77
Weighted-average common shares outstanding:
Basic	85,494	92,572	95,225
Diluted	85,874	92,853	95,509
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements.

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Currency in thousands)

	Fiscal Years Ended November 30,
	2024	2023	2022
Net income	$689,091	$626,911	$651,307
Other comprehensive (loss) income:
Unrealized gains on cash flow hedges during the period, net of tax expense of $0, ($235) and $(11,457) for fiscal years ended November 30, 2024, 2023 and 2022, respectively	—	702	35,046
Reclassification of net (gains) losses on cash flow hedges to net income, net of tax expense (benefit) of $0, $2,623 and ($6,517) for fiscal years ended November 30, 2024, 2023 and 2022, respectively	—	(6,871)	19,926
Total change in unrealized (losses) gains on cash flow hedges, net of taxes	—	(6,169)	54,972
Foreign currency translation adjustments and other, net of tax (expense) benefit of $(189), $7,160 and $3,192 for fiscal years ended November 30, 2024, 2023 and 2022, respectively	(137,869)	219,209	(438,488)
Reclassification of net foreign currency translation adjustment realized upon sale of foreign subsidiary, net of tax expense of $0 for the fiscal year ended November 30, 2023	—	(578)	—
Total change in foreign currency translation adjustments and other, net of taxes	(137,869)	218,631	(438,488)
Other comprehensive (loss) income	(137,869)	212,462	(383,516)
Comprehensive income	$551,222	$839,373	$267,791
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements.

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Currency and share amounts in thousands)

	Common stock			Treasury stock
	Shares	Amount	Additional paid-in capital	Shares	Amount	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders' equity
Balances, November 30, 2021	98,204	$98	$7,271,337	2,633	$(201,139)	$(336,194)	$1,171,873	$7,905,975
Share-based compensation	—	—	91,167	—	—	—	—	91,167
Issuance of common stock on exercise of options, for employee stock purchase plan and vesting of restricted stock, net of shares withheld for employee taxes	492	1	8,234	119	(11,062)	—	—	(2,827)
Repurchases of common stock	—	—	—	1,297	(125,016)	—	—	(125,016)
Cash dividends declared ($1.20 per share)	—	—	—	—	—	—	(114,946)	(114,946)
Other comprehensive loss	—	—	—	—	—	(383,516)	—	(383,516)
Purchase of noncontrolling interest	—	—	3,362	—	—	—	—	3,362
Net income	—	—	—	—	—	—	651,307	651,307
Balances, November 30, 2022	98,696	99	7,374,100	4,049	(337,217)	(719,710)	1,708,234	8,025,506
Share-based compensation	—	—	84,983	—	—	—	—	84,983
Issuance of common stock and reissuance of treasury stock on exercise of options, for employee stock purchase plan and vesting of restricted stock, net of shares withheld for employee taxes	316	—	(23,809)	(176)	13,729	—	—	(10,080)
Repurchases of common stock	—	—	—	6,470	(626,226)	—	—	(626,226)
Cash dividends declared ($1.40 per share)	—	—	—	—	—	—	(130,374)	(130,374)
Other comprehensive income	—	—	—	—	—	212,462	—	212,462
Net income	—	—	—	—	—	—	626,911	626,911
Balances, November 30, 2023	99,012	99	7,435,274	10,343	(949,714)	(507,248)	2,204,771	8,183,182
Share-based compensation	—	—	69,201	—	—	—	—	69,201
Reissuance of treasury stock on exercise of options, for employee stock purchase plan and vesting of restricted stock, net of shares withheld for employee taxes	—	—	(66,787)	(601)	54,080	—	—	(12,707)
Repurchases of common stock	—	—	—	5,547	(617,383)	—	—	(617,383)
Cash dividends declared ($1.60 per share)	—	—	—	—	—	—	(138,081)	(138,081)
Other comprehensive loss	—	—	—	—	—	(137,869)	—	(137,869)
Net income	—	—	—	—	—	—	689,091	689,091
Balances, November 30, 2024	99,012	$99	$7,437,688	15,289	$(1,513,017)	$(645,117)	$2,755,781	$8,035,434
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements.

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Currency in thousands)

	Fiscal Years Ended November 30,
	2024	2023	2022
Cash flows from operating activities:
Net income	$689,091	$626,911	$651,307
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	407,532	418,315	463,365
Share-based compensation	69,201	84,983	91,167
Provision for doubtful accounts	862	44,742	34,741
Deferred income taxes	(28,813)	(91,572)	(92,381)
Impairment of long-lived assets	—	—	4,726
Other	2,635	(2,757)	4,376
Changes in operating assets and liabilities, net of acquisition of businesses:
Accounts receivable, net	(195,615)	(656,630)	(1,497,995)
Receivables from vendors, net	(6,606)	(127,046)	241,242
Inventories	(1,214,505)	2,032,202	(2,636,759)
Accounts payable	1,930,252	(971,747)	2,375,952
Other operating assets and liabilities	(436,310)	49,972	310,655
Net cash provided by (used in) operating activities	1,217,724	1,407,373	(49,604)
Cash flows from investing activities:
Proceeds from sale of fixed assets	42,890	—	—
Purchases of property and equipment	(175,112)	(150,007)	(117,049)
Acquisition of businesses, net of cash acquired	(43,677)	—	—
Settlement of net investment hedges	(14,840)	(556)	—
Other	(3,099)	(5,848)	1,541
Net cash used in investing activities	(193,838)	(156,411)	(115,508)
Cash flows from financing activities:
Dividends paid	(138,081)	(130,374)	(114,946)
Proceeds from issuance of common stock and reissuances of treasury stock	11,996	8,846	8,234
Repurchases of common stock	(611,892)	(620,659)	(125,016)
Repurchases of common stock for tax withholdings on equity awards	(24,703)	(18,926)	(11,062)
Net (repayments) borrowings on revolving credit loans	(39,530)	(2,571)	96,592
Principal payments on long-term debt	(1,486,397)	(74,408)	(128,728)
Borrowings on long-term debt	1,349,376	51,837	—
Cash paid for debt issuance costs	(13,869)	—	—
Other	—	375	(665)
Net cash used in financing activities	(953,100)	(785,880)	(275,591)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(45,184)	45,838	(31,354)
Net increase (decrease) in cash, cash equivalents and restricted cash	25,602	510,920	(472,057)
Cash, cash equivalents and restricted cash at beginning of year	1,033,776	522,856	994,913
Cash, cash equivalents and restricted cash at end of year	$1,059,378	$1,033,776	$522,856
Supplemental disclosures of cash flow information:
Interest paid on borrowings	$358,828	$318,236	$220,760
Income taxes paid	$240,931	$282,512	$178,035
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
Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries and variable interest entities if the Company is the primary beneficiary. All intercompany accounts and transactions have been eliminated.
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
Segment Reporting
Operating segments are based on components of the Company that engage in business activity that earn revenue and incur expenses and (a) whose operating results are regularly reviewed by the Company’s chief operating decision maker to make decisions about resource allocation and performance and (b) for which discrete financial information is available. The Company’s chief executive officer, who is also the chief operating decision maker, reviews and allocates resources based on geographic regions. As a result, the Company operates in three reportable segments based on its geographic regions: the Americas, Europe and Asia-Pacific and Japan ("APJ").
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

The Company has uncommitted accounts receivable purchase agreements with global financial institutions under which trade accounts receivable of certain customers and their affiliates may be acquired, without recourse, by the financial institutions. Available capacity under these programs is dependent on the level of the Company’s trade accounts receivable with these customers and the financial institutions’ willingness to purchase such receivables. In addition, certain of these programs also require that the Company continue to service, administer and collect the sold accounts receivable. As of November 30, 2024 and 2023, accounts receivable sold to and held by the financial institutions under these programs were $1.2 billion and $864.6 million, respectively. Discount fees related to the sale of trade accounts receivable under these facilities are included in “Interest expense and finance charges, net” in the Consolidated Statements of Operations. During the fiscal years ended November 30, 2024, 2023 and 2022, discount fees were $67.8 million, $51.1 million and $26.2 million, respectively.
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
For derivative instruments that hedge a portion of the Company's net investment in foreign-currency denominated operations that are designated as net investment hedges, the gain or loss on the derivative instrument is included within the caption "Foreign currency translation adjustments and other" on the Consolidated Statements of Comprehensive Income and is reported as a component of “Accumulated other comprehensive income (loss)” in stockholders’ equity until the sale or substantially complete liquidation of the underlying assets of the Company's investment. The initial fair value of hedge components excluded from the assessment of effectiveness is recognized in the Consolidated Statement of Operations under a systematic and rational method over the life of the hedging instrument. The excluded component is recognized in "Interest expense and finance charges, net" on the Consolidated Statement of Operations. The Company classifies cash flows related to the settlement of its net investment hedges as investing activities in the Consolidated Statements of Cash Flows.
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
Operating leases are included in other assets, net, other accrued liabilities and other long-term liabilities in the Consolidated Balance Sheet. Substantially all of the Company's leases are classified as operating leases and the Company’s finance leases are not material. The lease term includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company made a policy election to not recognize leases with a lease term of 12 months or less in the Consolidated Balance Sheet. Lease expenses are recorded within "Selling, general and administrative expenses" and "Cost of revenue" in the Consolidated Statements of Operations. Operating lease payments are presented within “Cash flows from operating activities” in the Consolidated Statements of Cash Flows.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, accounts receivable, receivables from vendors and derivative instruments.
The Company’s cash and cash equivalents and derivative instruments are transacted and maintained with financial institutions with high credit standing, and their compositions and maturities are regularly monitored by management. Through November 30, 2024, the Company has not experienced any material credit losses on such deposits and derivative instruments.
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
The following table provides revenue generated from products purchased from vendors that exceeded 10% of our consolidated revenue for the periods indicated (as a percent of consolidated revenue):

	Twelve Months Ended
	November 30, 2024	November 30, 2023	November 30, 2022
Apple, Inc.	12%	11%	11%
HP Inc.	N/A (1)	N/A (1)	10%
__________________
(1) Revenue generated from products purchased from this vendor was less than 10% of consolidated revenue during the period presented.

One customer accounted for 12%, 11% and 10% of the Company’s total revenue in fiscal years 2024, 2023 and 2022, respectively. As of November 30, 2024 and 2023, no single customer comprised more than 10% of the consolidated accounts receivable balance.
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

Foreign Currency Translations
The financial statements of the Company’s international subsidiaries whose functional currencies are the local currencies are translated into U.S. dollars for consolidation as follows: assets and liabilities at the exchange rate as of the balance sheet date, stockholders’ equity at the historical rates of exchange, and income and expense amounts at the average exchange rate for the month. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in “Accumulated other comprehensive income (loss)” in stockholders’ equity. Transactions denominated in currencies other than the applicable functional currency are converted to the functional currency at the exchange rate on the transaction date. At period end, monetary assets and liabilities are remeasured to the functional currency using exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are remeasured at historical exchange rates. Gains and losses resulting from foreign currency transactions are included in earnings within “Cost of revenue” and “Other expense, net.”
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

Recently Adopted Accounting Pronouncements
In September 2022, the FASB issued an accounting standards update, ASU 2022-04, which requires new enhanced disclosures by the buyer in supplier finance programs. Disclosures will include key terms of the program, including payment terms, along with the amount of related obligations, the financial statement caption that includes such obligations, and a rollforward of activity related to the obligations during the period. The new accounting standard must be adopted retrospectively to the earliest comparative period presented, except for the rollforward requirement, which should be adopted prospectively. The Company adopted this standard during the fiscal quarter ended February 29, 2024, except for the annual rollforward requirement which will be effective for the Company beginning with the fiscal year ending November 30, 2025. The adoption of the new standard did not have an impact on the Company’s results of operations, financial condition, or cash flows. For the required disclosures of key terms and amounts outstanding under the Company’s Supplier Finance Programs, see Note 11 – Supplier Finance Programs.
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
In November 2024, the FASB issued an accounting standards update, ASU 2024-03, which requires new tabular disclosures in the notes to consolidated financial statements, disaggregating certain cost and expense categories within relevant captions on the Consolidated Statements of Operations. The prescribed cost and expense categories requiring disaggregated disclosures include purchases of inventory, employee compensation, depreciation and intangible asset amortization, along with certain other expense disclosures already required by U.S. GAAP that would need to be integrated within the new tabular disaggregated expense disclosures. Additionally, the amendments also require the disclosure of total selling expenses and an entity's definition of those expenses. The amendments in ASU 2024-03 are effective for annual periods beginning after December 15, 2026, which for the Company would be the fiscal year ending November 30, 2028, and for subsequent interim periods. Early adoption is permitted and the amendments should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating the impact the new accounting standard will have on its expense disclosures in the notes to the consolidated financial statements.

NOTE 3—ACQUISITION, INTEGRATION AND RESTRUCTURING COSTS:
Acquisition, integration and restructuring costs are primarily comprised of costs related to the Merger and costs related to the Global Business Optimization 2 Program initiated by Tech Data prior to the Merger (the “GBO 2 Program”) of $3.9 million, $9.4 million and $31.5 million during the fiscal years ended November 30, 2024, 2023 and 2022, respectively. Acquisition, integration and restructuring costs related to other acquisitions were $3.0 million for fiscal year 2024. The Company does not expect to incur additional costs under the GBO 2 Program in future periods.
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
The Company substantially completed the acquisition, integration and restructuring activities related to the Merger during the first half of fiscal year 2024, and there are no material related expenses expected in future periods. The Company previously incurred acquisition, integration and restructuring costs related to the completion of the Merger, including professional services costs, personnel and other costs, long-lived assets charges and termination fees, and stock-based compensation expense. Professional services costs are primarily comprised of IT and other consulting services, as well as legal expenses. Personnel and other costs are primarily comprised of costs related to retention and other bonuses, severance and duplicative labor costs. Long-lived asset charges and termination fees include accelerated depreciation and amortization expense of $5.5 million, $17.4 million and $64.4 million during fiscal years 2024, 2023 and 2022, respectively due to changes in asset useful lives in conjunction with the consolidation of certain IT systems. Long-lived asset charges and termination fees also include $17.0 million and $24.4 million recorded during fiscal years 2024 and 2023, respectively for termination fees related to certain IT systems, along with $4.7 million for impairment charges recorded during fiscal year 2022. Stock-based compensation expense primarily relates to costs associated with the conversion of certain Tech Data performance-based equity awards issued prior to the Merger into restricted shares of TD SYNNEX (refer to Note 4 – Share Based Compensation for further information) and expenses for certain restricted stock awards issued in conjunction with the Merger.
In July 2023, the Company offered a voluntary severance program ("VSP") to certain co-workers in the United States as part of the Company's cost optimization efforts related to the Merger. The Company incurred $10.1 million of costs in connection with the VSP during fiscal year 2024, including $8.0 million of severance costs and $2.1 million of duplicative labor costs. The Company incurred $52.1 million of costs in connection with the VSP during fiscal year 2023, including $42.3 million of severance costs and $9.8 million of duplicative labor costs.
Acquisition and integration expenses related to the Merger were composed of the following during the periods presented:

	Fiscal Years Ended November 30,
	2024	2023	2022
	(currency in thousands)
Professional services costs	$16,456	$20,775	$29,352
Personnel and other costs	15,279	46,464	40,220
Long-lived assets charges and termination fees	22,533	41,812	69,053
Stock-based compensation	—	35,709	52,171
Voluntary severance program costs	10,113	52,091	—
Total	$64,381	$196,851	$190,796

NOTE 4—SHARE-BASED COMPENSATION:
Overview of TD SYNNEX Stock Incentive Plans
The Company’s stock incentive plans include plans adopted in 2020 and 2013 (the “TD SYNNEX Plan(s)”). The TD SYNNEX Plans, as amended, provide for the direct award or sale of shares of common stock, restricted stock awards ("RSAs"), restricted stock units ("RSUs"), the grant of options to purchase shares of common stock and the award of stock appreciation rights to employees and non-employee directors and consultants. No further grants may be made under the 2013 TD SYNNEX Plan and all outstanding awards under the 2013 TD SYNNEX Plan continue to be governed by their existing terms. As of November 30, 2024, there were 2.3 million shares of common stock authorized under the 2020 TD SYNNEX Plan available for future grants.
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
A summary of share-based compensation expense in the Consolidated Statements of Operations for TD SYNNEX stock incentive plans is presented below:

	Fiscal Years Ended November 30,
	2024	2023	2022
	(currency in thousands)
Selling, general and administrative expenses	$69,201	$49,273	$38,994
Acquisition, integration and restructuring costs	—	6,526	6,514
Total share-based compensation expense	$69,201	$55,799	$45,508
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
Employee Stock Options
A summary of the changes in the Company’s stock options is set forth below:

	Options Outstanding
(shares in thousands, except per share amounts)	Number of shares	Weighted- average exercise price per share
Balances, November 30, 2023	594	$74.93
Options exercised	(112)	59.50
Balances, November 30, 2024	482	$78.52
The following assumptions were used in the Black-Scholes valuation model in fiscal year 2022:

Fiscal Year Ended November 30,
2022
Expected life (years)	5.5
Risk free interest rate	1.73% - 3.92%
Expected volatility	39.10% - 40.18%
Dividend yield	1.13% - 1.37%
There were no new stock options granted during fiscal years 2024 or 2023. The weighted-average grant-date fair values of the stock options granted during fiscal year 2022 was $33.57. As of November 30, 2024, 482 thousand stock options were outstanding with a weighted-average remaining contractual term of 3.79 years, a weighted-average exercise price of $78.52 per share and an aggregate pre-tax intrinsic value of $19.5 million. As of November 30, 2024, 444 thousand options were vested and exercisable with a weighted-average remaining contractual term of 3.55 years, a weighted-average exercise price of $76.52 per share and an aggregate pre-tax intrinsic value of $18.9 million.
The cash received from the exercise of stock options and the intrinsic values of stock options exercised during fiscal years 2024, 2023 and 2022 were as follows:

	Fiscal Years Ended November 30,
	2024	2023	2022
	(currency in thousands)
Intrinsic value of options exercised	$6,004	$3,570	$4,682
Cash received from exercise of options	$6,681	$4,448	$3,216
As of November 30, 2024, the unamortized share-based compensation expense related to unvested stock options under the TD SYNNEX Plans was $0.5 million which will be recognized over an estimated weighted-average amortization period of 1.57 years.

Restricted Stock Awards and Restricted Stock Units
A summary of the changes in the Company’s non-vested RSAs and RSUs during fiscal year 2024 is presented below:

(shares in thousands, except per share amounts)	Number of shares	Weighted-average, grant-date fair value per share
Non-vested as of November 30, 2023	1,307	$94.92
Granted	674	115.33
Vested	(647)	93.16
Attainment adjustments(1)	(16)	97.47
Cancelled	(66)	97.05
Non-vested as of November 30, 2024	1,252	$106.70
__________________
(1) During the year ended November 30, 2024, the attainment on PRSUs vested was adjusted to reflect actual performance.
The weighted-average grant-date fair value of the 635 thousand RSAs and RSUs granted during fiscal year 2023 was $96.75. The weighted-average grant-date fair value of the 691 thousand RSAs and RSUs granted during fiscal year 2022 was $93.95. The total fair value of RSAs and RSUs vested during fiscal years 2024, 2023, and 2022 was $73.0 million, $54.4 million, and $32.9 million, respectively.
As of November 30, 2024, there was $82.7 million of total unamortized share-based compensation expense related to non-vested RSAs and RSUs granted under the TD SYNNEX Plans. That cost is expected to be recognized over an estimated weighted-average amortization period of 1.83 years.
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
The restricted shares had a fair value of $127.60 per share upon closing of the Merger which was recorded as share-based compensation expense on a straight-line basis over the vesting period in “Acquisition, integration, and restructuring costs” in the Consolidated Statement of Operations. Vesting of the restricted shares was completed as of September 1, 2023, therefore there was no related share-based compensation expense recorded by the Company during fiscal year 2024. The Company recorded $29.2 million and $45.7 million of share-based compensation expense related to these restricted shares in "Acquisition, integration, and restructuring costs" during fiscal years 2023 and 2022, respectively.
Employee Stock Purchase Plan
On January 10, 2024, the Board of Directors approved the adoption of the 2024 Employee Stock Purchase Plan (“2024 ESPP”) to succeed the Company's 2014 Employee Stock Purchase Plan. The 2024 ESPP commenced with 750 thousand authorized shares. Under the 2024 ESPP, there are two offering periods per calendar year. Eligible employees in the United States and Canada can choose to have a fixed percentage deducted from their bi-weekly compensation to purchase the Company's common stock at a discount of 15%, subject to a maximum purchase limit of $25 thousand in fair market value of common stock in a calendar year.
Share-based compensation expense related to the Company's employee stock purchase plans was immaterial during fiscal years 2024, 2023 and 2022.
Tax Benefit of Share-Based Compensation Expense
During fiscal years 2024, 2023 and 2022, the Company recognized income tax benefits related to the plans discussed above of $15.6 million, $12.6 million, and $8.2 million, respectively, within the provision for income taxes.

NOTE 5—STOCKHOLDERS’ EQUITY:
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
On January 31, 2024, March 27, 2024, and April 4, 2024, the Company announced the closing of secondary public offerings (the "Offerings") of an aggregate of 26.2 million shares in total (which includes approximately 2.7 million of additional shares that underwriters had the option to purchase) of its common stock that were sold by certain entities managed by affiliates of Apollo Global Management, Inc. (the "Selling Stockholders"). All the shares in the Offerings were sold by the Selling Stockholders. The Company did not receive any of the proceeds from the sale of shares by the Selling Stockholders in the Offerings. Also pursuant to the related underwriting agreements, the Company repurchased a total of 3.6 million shares of its common stock from the respective underwriters as part of the Offerings, for a total purchase price in the aggregate of approximately $392.3 million (the "Concurrent Share Repurchases"). The Offerings reduced the Selling Stockholders' ownership interest in the Company to zero.
The Concurrent Share Repurchases were all made under the Company's share repurchase programs described above, and are included within the caption "Shares of treasury stock purchased under share repurchase program" in the table below.
As of November 30, 2024, the Company had $1.8 billion available for future repurchases of its common stock under the authorized share repurchase program.
The Company's treasury stock activity during the year ended November 30, 2024, including common share repurchases, is summarized as follows:

(shares in thousands, except per share amounts)	Shares	Weighted-average price per share
Treasury stock balance as of November 30, 2023	10,343	$91.82
Shares of treasury stock repurchased under share repurchase program (1)	5,547	110.31
Shares of treasury stock repurchased for tax withholdings on equity awards	219	112.84
Shares of treasury stock reissued for employee benefit plans	(820)	96.08
Treasury stock balance as of November 30, 2024	15,289	$98.96
__________________
(1) Weighted-average price per share excludes broker's commissions and excise taxes. "Repurchases of common stock" in the Consolidated Statements of Cash Flows for the twelve months ended November 30, 2024 and 2023 excludes amounts related to excise tax that when accrued are recorded in "Other current liabilities" and "Treasury stock" on the Consolidated Balance Sheets. Excise taxes paid are classified as operating activities in the Consolidated Statements of Cash Flows.
Dividends
The Company declared cumulative cash dividends of $1.60, $1.40 and $1.20 per share during the years ended November 30, 2024, 2023 and 2022, respectively. On January 10, 2025, the Company announced a cash dividend of $0.44 per share to stockholders of record as of January 24, 2025, payable on January 31, 2025. Dividends are subject to continued capital availability and the declaration by the Board of Directors in the best interest of the Company’s stockholders.

NOTE 6—EARNINGS PER COMMON SHARE:
The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Fiscal Years Ended November 30,
	2024	2023	2022
	(currency and share amounts in thousands, except per share amounts)
Basic earnings per common share:
Net income attributable to common stockholders(1)	$682,987	$622,045	$646,963
Weighted-average number of common shares - basic	85,494	92,572	95,225
Basic earnings per common share	$7.99	$6.72	$6.79

Diluted earnings per common share:
Net income attributable to common stockholders(1)	$683,009	$622,056	$646,974

Weighted-average number of common shares - basic	85,494	92,572	95,225
Effect of dilutive securities:
Stock options and RSUs	380	281	284
Weighted-average number of common shares - diluted	85,874	92,853	95,509

Diluted earnings per common share	$7.95	$6.70	$6.77

Anti-dilutive shares excluded from diluted earnings per share calculation	123	287	260
__________________
(1) RSAs granted by the Company are considered participating securities. Income available to participating securities was immaterial in all periods presented.
NOTE 7—BALANCE SHEET COMPONENTS:
Accounts receivable, net:
The following table summarizes accounts receivable, net:

	As of November 30,
	2024	2023
	(currency in thousands)
Accounts receivable	$10,443,290	$10,448,567
Less: Allowance for doubtful accounts	(101,665)	(150,753)
Accounts receivable, net	$10,341,625	$10,297,814

Allowance for doubtful trade receivables:
The following table summarizes the changes to the allowance for doubtful trade receivables (currency in thousands):

Balance as of November 30, 2021	$114,836
Additions	34,741
Write-offs, recoveries, reclassifications and foreign exchange translation	(19,835)
Balance as of November 30, 2022	129,742
Additions	44,742
Write-offs, recoveries, reclassifications and foreign exchange translation	(23,731)
Balance as of November 30, 2023	150,753
Additions	862
Write-offs, recoveries, reclassifications and foreign exchange translation	(49,950)
Balance as of November 30, 2024	$101,665
Property and equipment, net:
The following table summarizes property and equipment, net:

	As of November 30,
	2024	2023
	(currency in thousands)
Land	$27,384	$27,871
Equipment, computers and software	483,948	513,030
Furniture and fixtures	64,103	64,429
Buildings, building improvements and leasehold improvements	239,918	236,479
Construction-in-progress	1,230	17,681
Total property and equipment, gross	$816,583	$859,490
Total accumulated depreciation	(359,559)	(409,466)
Property and equipment, net	$457,024	$450,024
Depreciation and amortization expense for fiscal years 2024, 2023 and 2022, was $115.2 million, $124.6 million and $164.2 million, respectively. Fiscal years 2024, 2023 and 2022 include accelerated depreciation and amortization expense of $5.5 million, $17.4 million and $64.4 million, respectively due to changes in asset useful lives in conjunction with the consolidation of certain IT systems, which is recorded in "Acquisition, integration and restructuring costs" in the Consolidated Statements of Operations.
Goodwill:
The following table summarizes changes in the carrying amount of goodwill:

	Fiscal Year Ended November 30, 2024
	Americas	Europe	APJ	Total
	(currency in thousands)
Balance, beginning of year	$2,480,078	$1,349,740	$74,352	$3,904,170
Additions from acquisitions	13,247	6,309	5,157	24,713
Foreign exchange translation	444	(33,496)	(754)	(33,806)
Balance, end of year	$2,493,769	$1,322,553	$78,755	$3,895,077

Intangible assets, net:
The following table summarizes intangible assets, net:

	As of November 30, 2024			As of November 30, 2023
	Gross Amounts	Accumulated Amortization	Net Amounts	Gross Amounts	Accumulated Amortization	Net Amounts
	(currency in thousands)
Intangible assets with indefinite lives:
Trade name	$1,018,208	$—	$1,018,208	$1,033,378	$—	$1,033,378
Intangible assets with finite lives:
Customer relationships	$3,858,727	$(1,001,886)	$2,856,841	$3,898,701	$(741,388)	$3,157,313
Vendor lists	175,865	(144,692)	31,173	177,737	(132,440)	45,297
Other intangible assets	28,100	(22,055)	6,045	28,579	(20,253)	8,326
	$5,080,900	$(1,168,633)	$3,912,267	$5,138,395	$(894,081)	$4,244,314
Amortization expense for fiscal years 2024, 2023 and 2022, was $292.3 million, $293.7 million and $299.2 million, respectively.
Estimated future amortization expense of the Company’s intangible assets is as follows:

Fiscal years ending November 30,	(currency in thousands)
2025	$286,585
2026	283,890
2027	280,837
2028	264,655
2029	262,696
Thereafter	1,515,396
Total	$2,894,059
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
All derivatives are recognized on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded in the Consolidated Statements of Operations, or as a component of accumulated other comprehensive loss ("AOCI") in the Consolidated Balance Sheets, as discussed below.

Cash Flow Hedges
The Company uses interest rate swap derivative contracts to economically convert a portion of its variable-rate debt to fixed-rate debt. Gains and losses on cash flow hedges are recorded in AOCI until the hedged item is recognized in earnings. Deferred gains and losses associated with cash flow hedges of interest payments are recognized in “Interest expense and finance charges, net” in the same period as the related expense is recognized. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in AOCI associated with such derivative instruments are reclassified into earnings in the period of de-designation. Any subsequent changes in fair value of such derivative instruments are recorded in earnings unless they are re-designated as hedges of other transactions. The Company terminated its remaining interest rate swaps in May 2023 and had no interest rate swaps designated as cash flow hedges outstanding as of November 30, 2024.
Net Investment Hedges
The Company has entered into foreign currency forward contracts, as well as foreign currency forward contracts combined with zero cost foreign exchange collar contracts, to hedge a portion of its net investment in euro denominated foreign operations which are designated as net investment hedges. The Company entered into the net investment hedges to offset the risk of change in the U.S. dollar value of the Company's investment in a euro functional subsidiary due to fluctuating foreign exchange rates. The Company's net investment hedges mature in various periods through 2031.
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

	Value as of
Balance Sheet Line Item (currency in thousands)	November 30, 2024	November 30, 2023
Derivative instruments not designated as hedging instruments:
Foreign exchange forward contracts (notional value)	$1,962,852	$1,456,110
Other current assets	11,863	4,326
Other accrued liabilities	8,096	9,756
Derivative instruments designated as net investment hedges:
Foreign currency forward contracts (notional value)	$687,475	$516,250
Other current assets	220	—
Other long-term assets	2,320	—
Other accrued liabilities	91	18,335
Other long-term liabilities	7,889	18,041
Foreign exchange collar contracts (notional value)	$300,000	$—
Other long-term assets	1,792	—

Volume of Activity
The notional amounts of foreign exchange forward contracts represent the gross amounts of foreign currency, including, principally, the Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese yuan, Czech koruna, Danish krone, Euro, Indian rupee, Indonesian rupiah, Japanese yen, Mexican peso, Norwegian krone, Polish zloty, Romanian leu, Singapore dollar, Swedish krona, Swiss franc and Turkish lira that will be bought or sold at maturity. The notional amounts of foreign exchange collar contracts represent the amounts of put and call options to sell or purchase Euros at a predetermined strike price. The notional amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of the Company’s exposure to credit or market loss. The Company’s exposure to credit loss and market risk will vary over time as currency and interest rates change.
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

	Location of Gains (losses) in Income	For the fiscal years ended November 30,
		2024	2023	2022
		(currency in thousands)
Derivative instruments not designated as hedging instruments:
Gains (losses) recognized from foreign exchange forward contracts, net(1)	Cost of revenue	$36,971	$(43,338)	$38,360
Losses recognized from foreign exchange forward contracts, net(1)	Other expense, net	(4,091)	(6,212)	(10,504)
Total		$32,880	$(49,550)	$27,856

Derivative instruments designated as net investment hedges:
Gains (losses) recognized in OCI on foreign exchange forward contracts		$5,579	$(29,405)	$(18,477)
Gains recognized in income (amount excluded from effectiveness testing)	Interest expense and finance charges, net	$10,323	$9,149	$1,802
Gains recognized in OCI on foreign exchange collar contracts(2)		$1,791	$—	$—

Derivative instruments designated as cash flow hedges:
Gains recognized in OCI on interest rate swaps		$—	$937	$46,502
Gains (losses) on interest rate swaps reclassified from AOCI into income	Interest expense and finance charges, net	$—	$9,494	$(26,443)
__________________
(1) The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies.
(2) The company had no foreign exchange collar contracts outstanding during the fiscal years ended November 30, 2023 or 2022.

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
The following table summarizes the valuation of the Company’s financial instruments that are measured at fair value on a recurring basis:

	As of November 30, 2024				As of November 30, 2023
		Fair value measurement category				Fair value measurement category
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(currency in thousands)
Assets:
Forward foreign currency exchange contracts not designated as hedges	$11,863	—	$11,863	—	$4,326	—	$4,326	—
Forward foreign currency exchange contracts designated as net investment hedges	2,540	—	2,540	—	—	—	—	—
Foreign exchange collar contracts designated as net investment hedges(1)	1,792	—	1,792	—	—	—	—	—
Liabilities:
Forward foreign currency exchange contracts not designated as hedges	$8,096	—	$8,096	—	$9,756	$—	$9,756	$—
Forward foreign currency exchange contracts designated as net investment hedges	7,980	—	7,980	—	36,376	—	36,376	—
(1) The company had no foreign exchange collar contracts outstanding as of November 30, 2023.

The fair values of forward exchange contracts are measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. The fair values of foreign exchange collar contracts are measured using the cash flow of the contracts, discount rates to account for the passage of time, implied volatility and current foreign exchange market data, which are all based on inputs readily available in public markets. The effect of nonperformance risk on the fair value of derivative instruments was not material as of November 30, 2024 and 2023.
The carrying values of accounts receivable, accounts payable and short-term debt approximate fair value due to their short maturities and interest rates which are variable in nature. The carrying value of the Company’s term loans approximate their fair value since they bear interest rates that are similar to existing market rates. The estimated fair value of the Senior Notes was approximately $2.3 billion and $2.2 billion at November 30, 2024 and 2023, respectively.
During the fiscal year ended November 30, 2024 there were no transfers between the fair value measurement category levels.
NOTE 10—BORROWINGS:
Borrowings consist of the following:

	As of November 30,
	2024	2023
	(currency in thousands)
TD SYNNEX 1.250% Senior Notes due August 9, 2024 (1) (2)	$—	$700,000
Current portion of term loans	—	75,000
Other short-term borrowings	171,092	208,694
Short-term borrowings before debt discount and issuance costs	$171,092	$983,694
Less: current portion of unamortized debt discount and issuance costs	—	(109)
Borrowings, current	$171,092	$983,585

TD SYNNEX 1.750% Senior Notes due August 9, 2026 (1) (2)	$700,000	$700,000
TD SYNNEX 2.375% Senior Notes due August 9, 2028 (1) (2)	600,000	600,000
TD SYNNEX 2.650% Senior Notes due August 9, 2031 (1) (2)	500,000	500,000
TD SYNNEX 6.100% Senior Notes due April 12, 2034 (2)	600,000	—
Total TD SYNNEX Senior Notes	$2,400,000	$1,800,000
TD SYNNEX Term Loan	581,250	1,275,000
2024 Term Loan	750,000	—
Total term loans	$1,331,250	$1,275,000
Other credit agreements and long-term debt	24,956	41,985
Long-term borrowings, before unamortized debt discount and issuance costs	$3,756,206	$3,116,985
Less: unamortized debt discount and issuance costs	(19,807)	(17,792)
Long-term borrowings	$3,736,399	$3,099,193
(1) The interest rate payable on each of these series of Senior Notes is subject to adjustment from time to time if the credit rating assigned to such series of Senior Notes is downgraded (or downgraded and subsequently upgraded).
(2) The Company pays interest semi-annually on the Senior Notes on each of February 9 and August 9, except for the 2034 Senior Notes in which the Company pays interest semi-annually on each of April 12 and October 12, which commenced on October 12, 2024.

TD SYNNEX U.S. Accounts Receivable Securitization Arrangement
In the U.S., the Company has an accounts receivable securitization program to provide additional capital for its operations (the “U.S. AR Arrangement”). Under the terms of the U.S. AR Arrangement, as amended, the Company and its subsidiaries that are party to the U.S. AR Arrangement can borrow based on the key terms in the table below (currency in thousands):

Maximum Borrowing Capacity (1)	Maturity Date	Effective Borrowing Cost(2)	Program Fee Payable(3)	Facility Fee Payable(4)
$1,500,000	November 30, 2026	Blended rate	0.85%	0.30% - 0.40%
(1) Based on eligible trade accounts receivable.
(2) Based upon the composition of the lenders, that includes prevailing dealer commercial paper rates and a rate based upon SOFR.
(3) Payable on the used portion of the lenders’ commitment; accrues per annum.
(4) Payable on the adjusted commitment of the lenders, accrues at different tiers per annum depending on the amount of outstanding advances from time to time.
Under the terms of the U.S. AR Arrangement, the Company and certain of its U.S. subsidiaries sell, on a revolving basis, their receivables to a wholly-owned, bankruptcy-remote subsidiary. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled approximately $3.4 billion as of both November 30, 2024 and 2023. The borrowings are funded by pledging all of the rights, title and interest in the receivables acquired by the Company's bankruptcy-remote subsidiary as security. Any amounts borrowed under the U.S. AR Arrangement are recorded as debt on the Company's Consolidated Balance Sheets. There were no amounts outstanding under the U.S. AR Arrangement at November 30, 2024 or 2023.
TD SYNNEX Credit Agreement
The Company is party to an amended and restated credit agreement, dated as of April 16, 2024 (as amended, the “TD SYNNEX Credit Agreement”) with the lenders party thereto and Citibank, N.A., as agent, pursuant to which the Company received commitments for the extension of a senior unsecured revolving credit facility (the “TD SYNNEX Revolving Credit Facility”) not to exceed an aggregate principal amount of $3.5 billion, which may, at the request of the Company but subject to the lenders’ discretion, potentially be increased by up to an aggregate amount of $500.0 million. The borrowers under the TD SYNNEX Credit Agreement are TD SYNNEX Corporation and certain subsidiaries of the Company. There were no amounts outstanding under the TD SYNNEX Revolving Credit Facility at November 30, 2024 or 2023. Borrowings under the TD SYNNEX Revolving Credit Facility bear interest at a per annum rate equal to the applicable SOFR rate, plus a credit spread adjustment, plus the applicable margin, as well as a commitment fee as referenced in the table below:

Maturity Date	Credit Spread Adjustment	Margin(2)	Commitment Fee(3)
April 16, 2029(1)	0.10%	1.000%-1.750%	0.100%-0.300%
(1) As amended, the TD SYNNEX Revolving Credit Facility will mature on April 16, 2029, subject, in the lender's discretion to two one-year extensions upon the Company's prior notice to lenders.
(2) The margin is based on the Company’s Public Debt Rating (as defined in the TD SYNNEX Credit Agreement). The applicable margin on base rate loans is 1.00% less than the corresponding margin on SOFR rate based loans.
(3) The commitment fee range is applied to any unused commitment under the TD SYNNEX Revolving Credit Facility based on the Company’s Public Debt Rating.

The TD SYNNEX Credit Agreement also includes a senior unsecured term loan (the “TD SYNNEX Term Loan”) in an original aggregate principal amount of $1.5 billion, that was fully funded in connection with the closing of the Merger. There was $581.3 million and $1.4 billion outstanding on the TD SYNNEX Term Loan as of November 30, 2024 and 2023, respectively. Loans borrowed under the TD SYNNEX Credit Agreement bear interest at a per annum rate equal to the applicable SOFR rate, plus a credit spread adjustment, plus the applicable margin, as well as a commitment fee as referenced in the table below:

Maturity Date	Credit Spread Adjustment	Margin(2)	Effective Interest Rate as of November 30, 2024	Effective Interest Rate as of November 30, 2023
September 1, 2026(1)	0.10%	1.125%-1.750%	6.05%	6.82%
(1) The maturity of the TD SYNNEX Term Loan is on the fifth anniversary of the September 1, 2021 closing date, to occur on September 1, 2026.
(2) The margin is based on the Company’s Public Debt Rating. The applicable margin on base rate loans is 1.00% less than the corresponding margin on SOFR rate based loans.
TD SYNNEX Term Loan Credit Agreement
On April 19, 2024, the Company entered into a Term Loan Credit Agreement ("the "2024 Term Loan Credit Agreement") with the initial lenders party thereto, Bank of America N.A., as administrative agent for the lenders, and BOFA Securities, Inc. as lead arranger and lead bookrunner. The 2024 Term Loan Credit Agreement provides for a senior unsecured term loan in the aggregate principal amount of $750.0 million (the "2024 Term Loan"). The proceeds from the 2024 Term Loan were used to repay a portion of the TD SYNNEX Term Loan. The borrower under the 2024 Term Loan is the Company.
Loans borrowed under the 2024 Term Loan Credit Agreement bear interest at a per annum rate equal to the applicable SOFR rate, plus credit spread adjustment, plus the applicable margin within a range based on the Company’s Public Debt Rating (as defined in the 2024 Term Loan Credit Agreement). Key terms for the 2024 Term Loan Credit Agreement are as follows:

Maturity Date	Credit Spread Adjustment	Margin	Effective Interest Rate as of November 30, 2024
September 1, 2027	0.10%	1.000% - 1.625%	6.04%
TD SYNNEX Senior Notes
On August 9, 2021, the Company completed its offering of $2.5 billion aggregate principal amount of senior unsecured notes due in 2024, 2026, 2028 and 2031 (collectively, the “Senior Notes,” and such offering, the “Senior Notes Offering”). In July 2022, the Company completed an offer to exchange (the "Exchange Offer") its outstanding unregistered Senior Notes for new registered notes (the "Exchange Notes"). The aggregate principal amount of Exchange Notes that were issued was equal to the aggregate principal amount of Senior Notes that were surrendered pursuant to the Exchange Offer. The terms of the Exchange Notes are substantially identical to the terms of the respective series of the Senior Notes, except that the Exchange Notes are registered under the Securities Act, and certain transfer restrictions, registration rights, and additional interest provisions relating to the Senior Notes do not apply to the Exchange Notes.
On April 12, 2024, the Company issued and sold $600.0 million senior notes due in 2034 (the "2034 Senior Notes" and such offering, the "2034 Senior Notes Offering"). The Company used the net proceeds from the 2034 Senior Notes Offering, together with other available funds, to repay the $700.0 million aggregate principal amount of the 1.250% Senior Notes that were due August 9, 2024 and for general corporate purposes. The Company incurred $6.1 million towards issuance costs on the 2034 Senior Notes. References to the collective Senior Notes hereafter also include the 2034 Senior Notes.

The Company may redeem the outstanding Senior Notes, in whole or in part, at any time and from time to time, prior to respective Par Call Dates at a redemption price equal to the greater of (x) 100% of the aggregate principal amount of the applicable Senior Notes to be redeemed and (y) the sum of the present values of the remaining scheduled payments of the principal and interest on the Senior Notes, in each case discounted to the date of redemption (assuming the applicable Senior Notes matured on the applicable Par Call Date) on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at a rate equal to the sum of the applicable treasury rate (as defined in the supplemental indenture establishing the terms of the applicable Senior Notes) plus the applicable spread, as shown in the table below, plus in each case, accrued and unpaid interest thereon to, but excluding, the redemption date. The Company may also redeem the Senior Notes of any series at its option, in whole or in part, at any time and from time to time on or after the applicable Par Call Date, at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed.
Par Call Dates and the spread to the applicable treasury rate for the respective outstanding Senior Notes are as follows:

Senior Notes	Par Call Date	Spread (in basis points)
Senior Notes due 2026	July 9, 2026	20
Senior Notes due 2028	June 9, 2028	25
Senior Notes due 2031	May 9, 2031	25
Senior Notes due 2034	January 12, 2034	30
Other Short-Term Borrowings
The Company has various other committed and uncommitted lines of credit with financial institutions, short-term loans, term loans, credit facilities, and book overdraft facilities, totaling approximately $570.5 million in borrowing capacity as of November 30, 2024. Most of these facilities are provided on a short-term basis and are reviewed periodically for renewal. Interest rates and other terms of borrowing under these lines of credit vary by country, depending on local market conditions. There was $171.1 million outstanding on these facilities at November 30, 2024, at a weighted average interest rate of 7.91%, and there was $208.7 million outstanding at November 30, 2023, at a weighted average interest rate of 7.52%. Borrowings under these lines of credit facilities are guaranteed by the Company or secured by eligible accounts receivable.
At November 30, 2024, the Company was also contingently liable for reimbursement obligations with respect to issued standby letters of credit in the aggregate outstanding amount of $47.8 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.
The maximum commitment amounts for local currency credit facilities have been translated into U.S. dollars at November 30, 2024 exchange rates.
Future Principal Payments
As of November 30, 2024, future principal payments under the above loans are as follows:

Fiscal Years Ending November 30,	(currency in thousands)
2025	$171,092
2026	1,294,806
2027	761,400
2028	600,000
2029	—
Thereafter	1,100,000
Total	$3,927,298

Covenant Compliance
The Company's credit facilities have a number of covenants and restrictions that require the Company to maintain specified financial ratios, including a maximum debt to EBITDA ratio and a minimum interest coverage ratio, in each case tested on the last day of each fiscal quarter. The covenants also limit the Company’s ability to incur additional debt, create liens, enter into agreements with affiliates, modify the nature of the Company’s business, and merge or consolidate. As of November 30, 2024, the Company was in compliance with all material covenants for the above arrangements.
NOTE 11 – SUPPLIER FINANCE PROGRAMS:
The Company has certain arrangements with third-party financial institutions ("Supplier Finance Programs"), which facilitate the participating vendors’ ability to sell their accounts receivable from the Company to third-party financial institutions, at the sole discretion of these vendors. The Company is not party to the agreements between the vendor and the third-party financial institution. As part of these arrangements, the Company generally receives more favorable payment terms from its vendors. The Company’s rights and obligations to its vendors, including amounts due, are generally not impacted by Supplier Finance Programs. However, the Company agrees to make all payments to the third-party financial institutions, and the Company’s right to offset balances due from vendors against payment obligations is restricted by the agreements for those payment obligations that have been sold by the respective vendors. The Company generally does not incur any fees under Supplier Finance Programs; however, the Company did recognize an immaterial amount of fees during fiscal year 2024 within "Cost of revenue" in the Company's Consolidated Statements of Operations related to an arrangement with a certain vendor. As of November 30, 2024 and November 30, 2023, the Company had $3.2 billion and $2.7 billion, respectively, in obligations outstanding under these programs included in “Accounts payable” in the Company’s Consolidated Balance Sheets and all activity related to the obligations is presented within operating activities in the Consolidated Statements of Cash Flows.
NOTE 12—SEGMENT INFORMATION:
Summarized financial information related to the Company’s reportable business segments for the periods presented is shown below:

	Americas	Europe	APJ	Consolidated
	(currency in thousands)
Fiscal Year ended November 30, 2024
Revenue	$34,791,848	$19,634,156	$4,026,432	$58,452,436
Operating income	817,548	263,913	112,750	1,194,211
Depreciation and amortization expense	(239,481)	(157,546)	(10,505)	(407,532)
Purchases of property and equipment(1)	(99,238)	(20,832)	(5,005)	(125,075)
Total assets	16,842,254	11,259,735	2,172,490	30,274,479
Fiscal Year ended November 30, 2023
Revenue	$34,573,859	$19,422,297	$3,559,260	$57,555,416
Operating income	736,605	236,477	104,950	1,078,032
Depreciation and amortization expense	(256,911)	(151,712)	(9,692)	(418,315)
Purchases of property and equipment(1)	(68,667)	(21,027)	(4,840)	(94,534)
Total assets	16,693,727	11,006,064	1,713,023	29,412,814
Fiscal Year ended November 30, 2022
Revenue	$38,791,102	$20,289,211	$3,263,497	$62,343,810
Operating income	734,103	227,249	89,521	1,050,873
Depreciation and amortization expense	(280,113)	(174,019)	(9,233)	(463,365)
Purchases of property and equipment(1)	(44,373)	(15,754)	(5,164)	(65,291)
__________________
(1) Excludes purchases of capitalized software and application software.

The Company attributes revenues from external customers to the country from where products are delivered. Except for the U.S., no other country accounted for 10% or more of the Company’s revenue for the periods presented.

	Fiscal Years Ended November 30,
	2024	2023	2022
	(currency in thousands)
Revenue:
United States	$31,075,984	$30,418,425	$34,104,786
Others	27,376,452	27,136,991	28,239,024
Total	$58,452,436	$57,555,416	$62,343,810
Except for the U.S. and France, no other country accounted for 10% or more of the Company’s property and equipment, net, less capitalized software and application software, for the periods presented:

	As of November 30,
	2024	2023
	(currency in thousands)
Long-lived assets:
United States	$225,885	$221,411
France	42,254	36,796
Others	74,353	78,659
Total	$342,492	$336,866
NOTE 13—EMPLOYEE BENEFITS PLANS:
The Company has 401(k) plans in the U.S. under which eligible co-workers may contribute up to the maximum amount as provided by law. Co-workers generally become eligible to participate in these plans on the first day of the month after their employment date. The Company may make discretionary contributions under the plans. During fiscal years 2024, 2023 and 2022, the Company contributed $17.0 million, $17.3 million and $15.8 million, respectively, to these 401(k) plans. Co-workers in certain of the Company's international subsidiaries are covered by government mandated defined contribution plans, which are not material to operations. Additionally, the Company has defined benefit plans sponsored by certain international subsidiaries which are not material to its operations.
NOTE 14—LEASES:
The Company leases certain of its facilities and equipment under noncancellable operating lease agreements, which expire in various periods through 2039. The Company’s finance leases are not material.
The following table presents the various components of lease costs:

	Fiscal Years Ended November 30,
	2024	2023	2022
	(currency in thousands)
Operating lease cost	$108,898	$109,789	$113,878
Short-term and variable lease cost	28,672	26,022	13,031
Sublease income	(606)	(950)	(1,067)
Total operating lease cost	$136,964	$134,861	$125,842

The following table presents a maturity analysis of expected undiscounted cash flows for operating leases on an annual basis for the next five years and thereafter as of November 30, 2024:

Fiscal Years Ending November 30,	(currency in thousands)
2025	$104,065
2026	96,001
2027	80,263
2028	66,750
2029	52,923
Thereafter	202,651
Total payments	$602,653
Less: imputed interest(1)	(108,156)
Total present value of lease payments	$494,497
__________________
(1) Imputed interest represents the difference between undiscounted cash flows and discounted cash flows.
The following amounts were recorded in the Company's Consolidated Balance Sheet as of November 30, 2024 and 2023:

Operating leases	Balance sheet location	November 30, 2024	November 30, 2023
		(currency in thousands)
Operating lease ROU assets	Other assets, net	$471,889	$450,966
Current operating lease liabilities	Other accrued liabilities	103,789	95,128
Non-current operating lease liabilities	Other long-term liabilities	390,708	372,944
The following table presents supplemental cash flow information related to the Company's operating leases for fiscal years 2024, 2023 and 2022. Cash payments related to variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

	Fiscal Years Ended November 30,
Cash flow information	2024	2023	2022
	(currency in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$103,803	$108,880	$114,558
Non-cash ROU assets obtained in exchange for lease liabilities	111,123	128,953	72,885
The weighted-average remaining lease term and discount rate as of November 30, 2024 and 2023 were as follows:

Operating lease term and discount rate	2024	2023
Weighted-average remaining lease term (years)	7.69	7.63
Weighted-average discount rate	4.86%	4.53%

NOTE 15—INCOME TAXES:
The components of pretax income are as follows:

	Fiscal Years Ended November 30,
	2024	2023	2022
	(currency in thousands)
United States	$263,321	$283,233	$334,994
Foreign	602,714	506,275	492,136
	$866,035	$789,508	$827,130
Significant components of the provision for income taxes are as follows:

	Fiscal Years Ended November 30,
	2024	2023	2022
	(currency in thousands)
Current tax provision:
Federal	$12,163	$78,239	$88,745
State	24,501	40,436	35,320
Foreign	169,093	135,494	144,139
	$205,757	$254,169	$268,204
Deferred tax provision (benefit):
Federal	$18,006	$(30,499)	$(31,143)
State	(12,836)	(24,771)	(9,471)
Foreign	(33,983)	(36,302)	(51,767)
	$(28,813)	$(91,572)	$(92,381)
Total tax provision	$176,944	$162,597	$175,823
The breakdown of net deferred tax assets and liabilities are as follows:

	As of November 30,
	2024	2023
	(currency in thousands)
Deferred tax assets	$36,059	$79,512
Deferred tax liabilities	(812,763)	(893,021)
Total net deferred tax assets (liabilities)	$(776,704)	$(813,509)

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of November 30,
	2024	2023
	(currency in thousands)
Assets:
Loss carryforwards	$87,043	$82,014
Lease liabilities	110,166	103,013
Accrued liabilities	118,272	127,399
Foreign tax credit carryforwards	36,290	45,732
Disallowed interest expense	21,976	23,368
Allowance for doubtful accounts and sales return reserves	19,713	34,476
Capitalized inventory costs	11,974	12,106
Unrealized losses on hedges	11,971	13,806
Acquisition and transaction related costs	5,255	7,617
Share-based compensation expense	15,575	16,548
Deferred revenue	12,129	7,016
Long-lived assets	4,665	6,188
Other, net	3,251	688
	458,280	479,971
Less: valuation allowance	(80,640)	(92,371)
Total deferred tax assets	$377,640	$387,600
Liabilities:
Long-lived assets	$(1,017,777)	$(1,090,615)
Lease right-of-use assets	(106,821)	(99,831)
Deferred costs	(12,279)	(3,905)
Deferred taxes on unremitted earnings	(5,116)	—
Other, net	(12,351)	(6,758)
Total deferred tax liabilities	$(1,154,344)	$(1,201,109)
Net deferred tax liability	$(776,704)	$(813,509)
The decrease in the Company's net deferred tax liability position is primarily due to a reversal of a portion of the Company's deferred tax liabilities. The net change in the deferred tax valuation allowances in fiscal 2024 was a decrease of $11.7 million primarily resulting from the release of valuation allowances on foreign tax credits in certain jurisdictions for which a valuation allowance had previously been established.
The valuation allowance at November 30, 2024 and November 30, 2023 primarily relates to carryforwards for foreign net operating losses and foreign tax credits in the United States. The Company considers all positive and negative evidence available in determining the potential of realizing deferred tax assets. To the extent that the Company generates consistent taxable income within those operations with valuation allowances, the Company may reduce the valuation allowances, thereby reducing income tax expense and increasing net income in the period the determination is made.
The Company’s net operating loss carryforwards totaled $265.1 million at November 30, 2024. The majority of the net operating losses have an indefinite carryforward period with the remaining portion expiring in fiscal years 2025 through 2043. In addition, the Company has a $22.4 million net amount of state net operating losses with the majority having an indefinite carryforward period. The Company’s foreign tax credit carryforwards in the United States totaled $36.3 million at November 30, 2024. The foreign tax credits have a ten-year carryforward period, and the majority is set to expire in fiscal year 2025.

The reconciliation of the statutory United States federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Years Ended November 30,
	2024	2023	2022
United States federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	1.0	1.1	1.8
Global intangible low taxed income	0.4	0.7	0.2
Tax on foreign earnings different than US federal rate	(2.5)	(3.0)	(2.5)
Net changes in deferred tax valuation allowances	(1.4)	(0.2)	(0.9)
Interest not subject to tax, net	0.1	0.1	0.3
Foreign withholding taxes	2.4	0.6	—
Capital loss carryback	—	—	(1.0)
Net changes in reserves for uncertain tax positions	(0.3)	—	(0.1)
Stock compensation related to Tech Data equity awards	—	0.9	1.4
Other, net	(0.3)	(0.6)	1.1
Effective income tax rate	20.4%	20.6%	21.3%
The Company’s U.S. business has sufficient cash flow and liquidity to fund its operating requirements and the Company expects and intends that profits earned outside the U.S. will be utilized and reinvested outside of the U.S.
As of November 30, 2024, the Company had approximately $1.9 billion of undistributed earnings of its non-U.S. subsidiaries. The Company intends to indefinitely reinvest the remaining earnings from its foreign subsidiaries for which a deferred tax liability has not already been recorded. It is not practicable to determine the amount of applicable taxes that would be due if such earnings were distributed. Accordingly, the Company has not provisioned United States state taxes and foreign withholding taxes on non-U.S. subsidiaries for which the earnings are permanently reinvested.
The Company has been granted tax holidays in certain jurisdictions, primarily, China. The tax holidays provide for lower rates of taxation and require various thresholds of investment and business activities in those jurisdictions. Certain tax holidays will begin to expire in fiscal year 2025. The tax benefits from the above tax holidays for fiscal years 2024, 2023 and 2022 were not material.
The estimates and assumptions used by the Company in computing the income taxes reflected in the Company’s consolidated financial statements could differ from the actual results reflected in the income tax returns filed during the subsequent year. Adjustments are recorded based on filed returns when such returns are finalized or the related adjustments are identified.
The Organization for Economic Co-operation and Development has published a proposal to establish a new global minimum corporate tax rate of 15%, commonly referred to as Pillar Two. While the U.S. has not yet adopted the Pillar Two framework into law, several countries in which we operate have enacted tax legislation based on the Pillar Two framework with certain components of the minimum tax rules effective beginning in 2024 (fiscal year 2025 for the Company) and further rules becoming effective beginning in 2025. These rules are not expected to materially impact the Company's Consolidated Financial Statements. The Company will continue to monitor U.S. and global legislative action related to Pillar Two for potential impacts.

The aggregate changes in the balances of gross unrecognized tax benefits, excluding accrued interest and penalties, during fiscal years 2024, 2023 and 2022 were as follows (currency in thousands):

For the year ended November 30:	2024	2023	2022
Gross unrecognized tax benefits at beginning of period	$18,940	$20,695	$26,330
Increases in tax positions for prior years	1,068	859	1,069
Decreases in tax positions for prior years	(1,219)	(3,093)	(189)
Increases in tax positions for current year	1,390	3,101	955
Expiration of statutes of limitation	(3,167)	(2,874)	(3,074)
Settlements	—	—	(3,375)
Changes due to translation of foreign currencies	(215)	252	(1,021)
Gross unrecognized tax benefits at end of period	$16,797	$18,940	$20,695
As of November 30, 2024, the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $16.8 million. Unrecognized tax benefits that have a reasonable possibility of significantly decreasing within the 12 months following November 30, 2024 would not have a material impact on the tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company’s accrued interest and penalties at November 30, 2024 would not have a material impact on the effective tax rate if reversed. The provision for income taxes for each of the fiscal years ended November 30, 2024, 2023 and 2022 includes interest expense on unrecognized income tax benefits for current and prior years which is not significant to the Company’s Consolidated Statement of Income. The change in the balance of accrued interest for fiscal 2024, 2023 and 2022, includes the current year end accrual, an interest benefit resulting from the expiration of statutes of limitation, and the translation adjustments on foreign currencies.
The Company conducts business primarily in the Americas, Europe and APJ, and as a result, one or more of its subsidiaries files income tax returns in the U.S. federal, various state, local and foreign tax jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. The Company is no longer subject to examinations by the Internal Revenue Service for years before fiscal 2021. The Company is no longer subject to foreign or state income tax audits for returns covering years through 2011, and fiscal year 2017, respectively.
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
In 2013, the French Autorité de la Concurrence (“Competition Authority”) began an investigation into the French market for certain products of Apple, Inc., (“Apple”) for which the Company is a distributor. In March 2020, the Competition Authority imposed fines on the Company, on another distributor, and on Apple, finding that the Company entered into an anticompetitive agreement with Apple regarding volume allocations of Apple products. The initial fine imposed on the Company was €76.1 million. The Company appealed its determination to the French courts, seeking to set aside or reduce the fine. On October 6, 2022, the appeals court issued a ruling that reduced the fine imposed on the Company from €76.1 million to €24.9 million. As a result of the appeals court ruling, the Company paid €24.9 million through fiscal year 2022. The Company decreased its accrual established for this matter by $10.8 million during fiscal year 2022 which is recorded in "Other expense, net" in the Consolidated Statement of Operations. The Company continues to contest the arguments of the Competition Authority and has further appealed this matter. A civil lawsuit related to this matter, alleging anticompetitive actions in association with the established distribution networks for Apple, the Company and another distributor was filed by eBizcuss. On November 25, 2024, the Paris Commercial Court ruled in favor of the Company and the other defendants and dismissed the claims in the eBizcuss civil lawsuit. An appeal to the ruling has since been made by eBizcuss, and while the Company continues to evaluate this matter, based on the favorable ruling from the Paris Commercial Court, the Company believes the likelihood of a material loss related to the eBizcuss lawsuit is remote.
From time to time, the Company receives notices from third parties, including customers and suppliers, seeking indemnification, payment of money or other actions in connection with claims made against them. Also, from time to time, the Company has been involved in various bankruptcy preference actions where the Company was a supplier to the companies now in bankruptcy. In addition, the Company is subject to various other claims, both asserted and unasserted, that arise in the ordinary course of business. The Company evaluates these claims and records the related liabilities in cases where a contingent obligation is deemed probable and reasonably estimable. It is possible that the ultimate liabilities could differ from the amounts recorded.
The Company does not believe that the above commitments and contingencies will have a material adverse effect on the Company’s results of operations, financial position or cash flows.

TD SYNNEX CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended November 30, 2024, 2023 and 2022
(in thousands)
(Amounts may not add or compute due to rounding)

	Balances at Beginning of Fiscal Year	Charged to Revenue and Expense, net	Additions and Measurement Period Adjustments Related to Acquisitions	Deductions, Reclassifications and Write-offs	Balances at End of Fiscal Year
Fiscal Year Ended November 30, 2022
Allowance for sales returns-gross	$171,869	$43,127	$—	$(9,172)	$205,825
Allowance for deferred tax assets	123,435	(10,837)	(19,445)	9,738	102,891
Fiscal Year Ended November 30, 2023
Allowance for sales returns-gross	$205,825	$21,342	$—	$(57,132)	$170,035
Allowance for deferred tax assets	102,891	(933)	—	(9,587)	92,371
Fiscal Year Ended November 30, 2024
Allowance for sales returns-gross	$170,035	$35,468	$—	$(29,543)	$175,960
Allowance for deferred tax assets	92,371	(15,701)	5,545	(1,575)	80,640
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

Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with management’s evaluation during our last quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
Trading Arrangements
On October 13, 2024, Dennis Polk, a member of the Company’s Board of Directors and Hyve Solutions Executive, adopted a trading arrangement on behalf of the Polk family trust of which Mr. Polk is a trustee, for the sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). The Rule 10b5-1 trading arrangement provides for the sale of up to 35,853 shares of common stock until February 3, 2026 pursuant to the terms of the plan.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
Item 10.     Directors, Executive Officers and Corporate Governance
The information required by this item (with respect to Directors), as well as the information required by Item 407(c)(3), if applicable, and 407(d)(4) and (d)(5) of Regulation S-K is incorporated by reference from the information under the captions “Election of Directors” and “Corporate Governance -- Organization of the Board of Directors” contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2025 Annual Meeting of Stockholders to be held on April 2, 2025 (the “Proxy Statement”). Certain information also required by Item 401 of Regulation S-K concerning executive officers is set forth in Part I of this Report under the caption “Information About Our Executive Officers.”
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
With respect to Item 408(b) of Regulation S-K, the Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to the Company and its personnel, including officers, directors, all other co-workers of the Company and its subsidiaries, and other covered persons. The Company believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Form 10-K.
Item 11.     Executive Compensation
The information required by this item is incorporated by reference from the information under the captions “Executive Compensation,” “Corporate Governance -- 2024 Directors’ Compensation Table,” “Corporate Governance -- Narrative to Directors’ Compensation Table,” and “Corporate Governance -- Compensation Committee Interlocks and Insider Participation,” contained in the Proxy Statement.
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

Equity Compensation Plan Information
The following table sets forth certain information regarding our equity compensation plans as of November 30, 2024 (shares and per share amounts, as stated):

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)		Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders	481,989	(1)	$78.52	3,447,185	(2)(3)
Equity compensation plan not approved by security holders	—		—	—
Total	481,989	(1)	$78.52	3,447,185	(2)(3)
__________________
(1) Includes the number of shares to be issued under our 2013 and 2020 Plans. Please see Note 4 - Share Based Compensation of the Notes to the Consolidated Financial Statements for further information regarding the plans.
(2) Includes the number of shares reserved for issuance under our 2020 Plan. The number of shares initially authorized for issuance under our 2020 Plan will not exceed the sum of (i) 2,493,196 shares of common stock plus (ii) any shares under the 2013 Plan that are subject to outstanding awards to the extent those awards expire, terminate or are canceled for any reason prior to exercise without the issuance or delivery of such shares, any shares subject to vesting restrictions that are subsequently forfeited, and any reserved shares not issued or subject to outstanding awards, up to a maximum of 1,443,193 shares. Due to antidilution provisions in the 2020 TD SYNNEX Plan the number of authorized shares was increased by 2,620,859 shares following the Separation. Please see Note 4 - Share Based Compensation of the Notes to the Consolidated Financial Statements for further information regarding the TD SYNNEX Plans.
(3) Includes 697,918 shares available-for-sale pursuant to our 2024 Employee Stock Purchase Plan. See Note 4 - Share Based Compensation of the Notes to the Consolidated Financial Statements for further information regarding the 2024 Employee Stock Purchase Plan.
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

4.8	Form of $700,000,000 1.250% Senior Notes due 2024 (included as Exhibit A to Exhibit 4.2) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 9, 2021).

4.9	Form of $700,000,000 1.750% Senior Notes due 2026 (included as Exhibit A to Exhibit 4.3) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 9, 2021).

4.10	Form of $600,000,000 2.375% Senior Notes due 2028 (included as Exhibit A to Exhibit 4.4) (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on August 9, 2021).

4.11	Form of $500,000,000 2.650% Senior Notes due 2031 (included as Exhibit A to Exhibit 4.5) (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on August 9, 2021).

4.12	Form of $600,000,000 6.100% Senior Notes due 2034 (included as Exhibit A to Exhibit 4.7) (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on April 12, 2024).

4.13
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

10.13#	Amendment to SYNNEX Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended November 30, 2011).

10.14#	TD SYNNEX Corporation 2014 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.20# to the Company's Annual Report on Form 10-K for the year ended November 30, 2021).

10.15#	Offer Letter with Richard Hume dated August 31, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 2, 2021).

10.16#
Employment Agreement, dated as of January 4, 2018, by and between the Company and Dennis Polk (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 9, 2018).

10.17#
Amendment to Offer Letter dated January 4, 2018, by and between SYNNEX Corporation and Dennis Polk (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 26, 2021).

10.18#
Amendment No. 2 to Offer Letter dated September 28, 2021, by and between TD SYNNEX and Dennis Polk (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 28, 2021).

10.19#	Offer Letter, dated as of April 1, 2013, by and between the Company and Marshall Witt (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2013).

10.20#
Offer Letter, dated as of January 1, 2019, by and between the Company and Michael Urban (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 9, 2019).

10.21#
Manager’s Agreement Between TS Europe Executive BVBA and Mr. Patrick Zammit, dated as of February 1, 2017 (incorporated by reference to Exhibit 10-20 to Tech Data Corporation’s Form 10-K filed on March 25, 2020).

10.22#
Addendum to the Manager’s Agreement Between TS Europe Executive BVBA and Mr. Patrick Zammit, dated as of February 28, 2017 (incorporated by reference to Exhibit 10-21 to Tech Data Corporation’s Form 10-K filed on March 25, 2020).

10.23#	Form of Change of Control Severance Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.24#	Amendment to SYNNEX Corporation Change of Control Severance Plan (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).

10.25#
Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.26
Separation and Distribution Agreement between SYNNEX Corporation and Concentrix Corporation, dated as of November 30, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 2, 2020).

10.27
Employee Matters Agreement between SYNNEX Corporation and Concentrix Corporation, dated as of November 30, 2020 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 2, 2020).

10.28
Tax Matters Agreement between SYNNEX Corporation and Concentrix Corporation, dated as of November 30, 2020 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 2, 2020).

10.29
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

10.31
Credit Agreement dated as of April 16, 2021 among SYNNEX Corporation and named Initial Lenders and Citibank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2021).

10.32
Fifth Amended and Restated Receivables Funding and Administration Agreement, dated as of December 22, 2021, by and among SIT Funding Corporation, TD SYNNEX Corporation, the lenders party thereto and The Toronto-Dominion Bank, as agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2021).

10.33
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

10.34#	TD SYNNEX Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2022).

10.35#
Amendment No. 3 to Offer Letter dated January 4, 2023, by and between TD SYNNEX and Dennis Polk (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 10, 2023).

10.36#	Form of Notice of Stock Option Grant and Stock Option Agreement (U.S.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 19, 2022).

10.37#	Form of Notice of Stock Option Grant and Stock Option Agreement (non-U.S.) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 19, 2022).

10.38#	Form of Notice of Restricted Stock Award and Restricted Stock Agreement (U.S.) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 19, 2022).

10.39#	Form of Notice of Restricted Stock Award and Restricted Stock Agreement (non-U.S.) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 19, 2022).

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

10.44
First Omnibus Amendment to the Fifth Amended and Restated Receivables Funding and Administration Agreement, dated as of August 22, 2022 by and among SIT Funding Corporation, TD SYNNEX Corporation, the lenders party thereto and The Toronto-Dominion Bank, as agent (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2022).

10.45+
Amendment No. 1, dated as of May 22, 2023 to the Credit Agreement, dated as of April 16, 2021 among TD SYNNEX Corporation and named Initial Lenders and Citibank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2023).

10.46
Second Amendment to Fifth Amended and Restated Receivables Funding and Administration Agreement, dated as of May 30, 2023 by and among SIT Funding Corporation, TD SYNNEX Corporation, the lenders party thereto and The Toronto-Dominion Bank, as agent (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2023).

10.47+
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

10.48#	Offer Letter dated November 28, 2023, by and between TD SYNNEX and Patrick Zammit (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 30, 2023).

10.49	TD SYNNEX Corporation 2016 Management Incentive Plan (incorporated by reference to Exhibit 10.52 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2023).

10.50+
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

10.51#	Advisor Agreement with Duane Zitzner dated March 21, 2024 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 2024).

10.52#	TD SYNNEX Corporation 2024 Employee Stock Purchase Plan (incorporated by reference to the Company’s 2024 Proxy Statement on Schedule 14A (File No. 001-31892) filed on February 5, 2024)

10.53+
Amended and Restated Credit Agreement, dated as of April 16, 2024, by and among TD SYNNEX Corporation, the lenders party thereto and Citibank, N.A., as agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 22, 2024).

10.54+
Credit Agreement, dated as of April 19, 2024, by and among TD SYNNEX Corporation, the lenders party thereto and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 22, 2024).

10.55#+
Severance Agreement, dated July 1, 2024, by and between TD SYNNEX Corporation and Michael Urban (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 15, 2024).

10.56#
Offer Letter dated June 19, 2024, by and between TD SYNNEX Corporation and Patrick Zammit (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 20, 2024).

10.57+
Third Omnibus Amendment to the Fifth Amended and Restated Receivables Funding and Administration Agreement and the Third Amended and Restated Receivables Sale and Servicing Agreement, dated as of August 1, 2024 by and among TD SYNNEX Corporation, SIT Funding Corporation, the originators party thereto, the lenders party thereto, and the Toronto-Dominion Bank, as agent (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 2024).

10.58+
Fifth Omnibus Amendment to the Fifth Amended and Restated Receivables Funding and Administration Agreement and the Third Amended and Restated Receivables Sale and Servicing Agreement, dated as of December 12, 2024 by and among SIT Funding LLC, TD SYNNEX Corporation, the originators party thereto, the lenders and managing agents party thereto and the Toronto-Dominion Bank, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 17, 2024).

10.59#	Amendment No. 4 to the TD SYNNEX Corporation 2020 Stock Incentive Plan.

10.60#	Form of Notice of Restricted Stock Award and Restricted Stock Agreement (U.S.) (Effective December 1, 2024).

10.61#	Form of Notice of Restricted Stock Award and Restricted Stock Agreement (non-U.S.) (Effective December 1, 2024).

10.62#	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement (time-based) (U.S.) (Effective December 1, 2024).

10.63#	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement (time-based) (non-U.S.) (Effective December 1, 2024).

10.64#	Form of Notice of Performance-Based Restricted Stock Unit Award and Performance-Based Restricted Stock Unit Agreement (U.S.) (Effective December 1, 2024).

10.65#	Form of Notice of Performance-Based Restricted Stock Unit Award and Performance-Based Restricted Stock Unit Agreement (non-U.S.) (Effective December 1, 2024).

10.66#	Amendment No. 5 to the TD SYNNEX Corporation 2020 Stock Incentive Plan.

19.1	Insider Trading Policy.

21.1	Subsidiaries of the Company.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see the signature page of this Report).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

97.1	TD SYNNEX Executive Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2023).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

Date: January 24, 2025

TD SYNNEX CORPORATION

By:	/s/ Patrick Zammit
Patrick Zammit Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Patrick Zammit and Marshall W. Witt, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Patrick Zammit	Chief Executive Officer (Principal Executive Officer) and Director	January 24, 2025
Patrick Zammit

/s/ Marshall W. Witt	Chief Financial Officer (Principal Financial Officer)	January 24, 2025
Marshall W. Witt

/s/ John Henry	Chief Accounting Officer (Principal Accounting Officer)	January 24, 2025
John Henry

/s/ Ann F. Vezina	Chair of the Board	January 24, 2025
Ann F. Vezina

/s/ Kathleen M. Crusco	Director	January 24, 2025
Kathleen M. Crusco

/s/ Ting Herh	Director	January 24, 2025
Ting Herh

/s/ Richard T. Hume	Director	January 24, 2025
Richard T. Hume

/s/ Hau Lee	Director	January 24, 2025
Hau Lee

/s/ Nayaki Nayyar	Director	January 24, 2025
Nayaki Nayyar

/s/ Dennis Polk	Director	January 24, 2025
Dennis Polk

/s/ Claude J. Pumilia	Director	January 24, 2025
Claude J. Pumilia

/s/ Merline Saintil	Director	January 24, 2025
Merline Saintil