Form 10-Q
period 2025-02-28
TD SYNNEX CORP
filed 2025-04-02
CIK 1177394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 26, 2025
Common Stock, $0.001 par value	83,921,412

TD SYNNEX CORPORATION
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
TD SYNNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(currency and share amounts in thousands, except par value)
(unaudited)

	February 28, 2025	November 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$541,863	$1,059,378
Accounts receivable, net	9,424,100	10,341,625
Receivables from vendors, net	969,784	958,105
Inventories	8,359,741	8,287,048
Other current assets	663,385	678,540
Total current assets	19,958,873	21,324,696
Property and equipment, net	468,389	457,024
Goodwill	3,877,529	3,895,077
Intangible assets, net	3,819,180	3,912,267
Other assets, net	672,095	685,415
Total assets	$28,796,066	$30,274,479

LIABILITIES AND EQUITY
Current liabilities:
Borrowings, current	$590,956	$171,092
Accounts payable	13,037,467	15,084,107
Other accrued liabilities	2,105,434	1,966,036
Total current liabilities	15,733,857	17,221,235
Long-term borrowings	3,737,009	3,736,399
Other long-term liabilities	462,547	468,648
Deferred tax liabilities	812,258	812,763
Total liabilities	20,745,671	22,239,045
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 200,000 shares authorized, 99,012 shares issued as of both February 28, 2025 and November 30, 2024	99	99
Additional paid-in capital	7,446,315	7,437,688
Treasury stock, 15,796 and 15,289 shares as of February 28, 2025 and November 30, 2024, respectively	(1,595,512)	(1,513,017)
Accumulated other comprehensive loss	(686,605)	(645,117)
Retained earnings	2,886,098	2,755,781
Total stockholders' equity	8,050,395	8,035,434
Total liabilities and equity	$28,796,066	$30,274,479
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(currency and share amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	February 28, 2025	February 29, 2024
Revenue	$14,531,707	$13,975,253
Cost of revenue	(13,533,701)	(12,969,487)
Gross profit	998,006	1,005,766
Selling, general and administrative expenses	(692,485)	(671,545)
Acquisition, integration and restructuring costs	(1,062)	(31,649)
Operating income	304,459	302,572
Interest expense and finance charges, net	(87,880)	(75,891)
Other expense, net	(1,696)	(2,884)
Income before income taxes	214,883	223,797
Provision for income taxes	(47,346)	(51,669)
Net income	$167,537	$172,128
Earnings per common share:
Basic	$1.98	$1.94
Diluted	$1.98	$1.93
Weighted-average common shares outstanding:
Basic	83,615	87,891
Diluted	83,970	88,203
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(currency in thousands)
(unaudited)

	Three Months Ended
	February 28, 2025	February 29, 2024
Net income	$167,537	$172,128
Other comprehensive loss:
Unrealized losses on cash flow hedges during the period, net of tax benefit of $0 and $0 for the three months ended February 28, 2025 and February 29, 2024, respectively.	(7)	—
Reclassification of net gains on cash flow hedges to net income, net of tax benefit of ($3) and $0 for the three months ended February 28, 2025 and February 29, 2024, respectively.	(356)	—
Total change in unrealized losses on cash flow hedges, net of taxes	(363)	—
Foreign currency translation adjustments and other, net of tax expense of ($3,602) and ($1,348) for the three months ended February 28, 2025 and February 29, 2024, respectively.	(41,125)	(31,824)
Other comprehensive loss	(41,488)	(31,824)
Comprehensive income	$126,049	$140,304
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(currency in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	February 28, 2025	February 29, 2024
Total Stockholders' equity, beginning balance	$8,035,434	$8,183,182

Common stock and additional paid-in capital:
Beginning balance	7,437,787	7,435,373
Share-based compensation	21,861	17,490
Treasury stock reissued for employee benefit plans	(13,234)	(13,944)
Ending balance	7,446,414	7,438,919

Treasury stock:
Beginning balance	(1,513,017)	(949,714)
Repurchases of common stock for tax withholdings on equity awards	(4,250)	(4,798)
Reissuance of treasury stock for employee benefit plans	23,015	16,671
Repurchases of common stock	(101,260)	(201,078)
Ending balance	(1,595,512)	(1,138,919)

Retained earnings:
Beginning balance	2,755,781	2,204,771
Net income	167,537	172,128
Cash dividends declared	(37,220)	(35,652)
Ending balance	2,886,098	2,341,247

Accumulated other comprehensive loss:
Beginning balance	(645,117)	(507,248)
Other comprehensive loss	(41,488)	(31,824)
Ending balance	(686,605)	(539,072)

Total stockholders' equity, ending balance	$8,050,395	$8,102,175

Cash dividends declared per share	$0.44	$0.40
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(currency in thousands)
(unaudited)

	Three Months Ended
	February 28, 2025	February 29, 2024
Cash flows from operating activities:
Net income	$167,537	$172,128
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	99,710	100,619
Share-based compensation	21,861	17,490
Provision for doubtful accounts	6,366	11,194
Other	4,373	1,170
Changes in operating assets and liabilities, net of acquisition of businesses:
Accounts receivable, net	854,220	1,343,075
Receivables from vendors, net	(16,640)	46,380
Inventories	(102,861)	42,176
Accounts payable	(1,970,112)	(926,836)
Other operating assets and liabilities	187,549	(422,687)
Net cash (used in) provided by operating activities	(747,997)	384,709
Cash flows from investing activities:
Purchases of property and equipment	(41,525)	(41,088)
Acquisition of businesses, net of cash acquired	(3,793)	(28,443)
Other	786	1,621
Net cash used in investing activities	(44,532)	(67,910)
Cash flows from financing activities:
Dividends paid	(37,220)	(35,652)
Proceeds from reissuance of treasury stock	9,781	2,727
Repurchases of common stock	(100,510)	(199,225)
Repurchases of common stock for tax withholdings on equity awards	(4,250)	(4,798)
Net borrowings (repayments) on revolving credit loans	421,422	(56,055)
Principal payments on long-term debt	(627)	(18,204)
Net cash provided by (used in) financing activities	288,596	(311,207)
Effect of exchange rate changes on cash and cash equivalents	(13,582)	(8,422)
Net decrease in cash and cash equivalents	(517,515)	(2,830)
Cash and cash equivalents at beginning of period	1,059,378	1,033,776
Cash and cash equivalents at end of period	$541,863	$1,030,946
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 28, 2025 and February 29, 2024
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
The accompanying interim unaudited Consolidated Financial Statements as of February 28, 2025 and for the three months ended February 28, 2025 and February 29, 2024 have been prepared by the Company, without audit, in accordance with the rules and regulations of the United States ("U.S.") Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2024.
Interim results of operations are not necessarily indicative of financial results for a full year, and the Company makes no representations related thereto. Certain columns and rows may not add or compute due to the use of rounded numbers.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
For a discussion of the Company’s significant accounting policies, refer to the discussion in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2024.
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
The Company’s cash and cash equivalents and derivative instruments are transacted and maintained with financial institutions with high credit standing, and their compositions and maturities are regularly monitored by management. Through February 28, 2025, the Company has not experienced any material credit losses on such deposits and derivative instruments.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 28, 2025 and February 29, 2024
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
Accounts receivable include amounts due from customers, including related parties. Receivables from vendors, net, includes amounts due from original equipment manufacturer ("OEM") vendors primarily in the technology industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for expected credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of its receivable portfolio, the existence of credit insurance and specifically identified customer and vendor risks.
The following table provides revenue generated from products purchased from vendors that exceeded 10% of our consolidated revenue for the periods indicated (as a percent of consolidated revenue):

	Three Months Ended
	February 28, 2025	February 29, 2024
Apple, Inc.	13%	12%
HP Inc.	10%	N/A (1)
_________________________
(1) Revenue generated from products purchased from this vendor was less than 10% of consolidated revenue during the period presented.
One customer accounted for 10% of the Company's total revenue during both the three months ended February 28, 2025 and February 29, 2024. As of February 28, 2025 and November 30, 2024, no single customer comprised more than 10% of the consolidated accounts receivable balance.
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

The Company has uncommitted accounts receivable purchase agreements with global financial institutions under which trade accounts receivable of certain customers and their affiliates may be acquired, without recourse, by the financial institutions. Available capacity under these programs is dependent on the level of the Company’s trade accounts receivable with these customers and the financial institutions’ willingness to purchase such receivables. In addition, certain of these programs also require that the Company continue to service, administer and collect the sold accounts receivable. As of February 28, 2025 and November 30, 2024, accounts receivable sold to and held by the financial institutions under these programs were $1.3 billion and $1.2 billion, respectively. Discount fees related to the sale of trade accounts receivable under these facilities are included in “Interest expense and finance charges, net” in the Consolidated Statements of Operations. Discount fees for these programs totaled $12.0 million and $16.0 million in the three months ended February 28, 2025 and February 29, 2024, respectively.
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
For the three months ended February 28, 2025 and February 29, 2024
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
For the three months ended February 28, 2025 and February 29, 2024
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued an accounting standards update, ASU 2023-07, which requires the following enhanced segment disclosures on an annual and interim basis: (1) significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, (2) other segment items by reportable segment and a description of its composition, and (3) the title of the chief operating decision maker, an explanation of how they use the reported measures of segment profit/loss in assessing segment performance and decide how to allocate resources, as well as clarifications if they use more than one measure of a segment’s profit or loss in assessing segment performance. The amendments in ASU 2023-07 will first be applied in the Company's Annual Report on Form 10-K for the fiscal year ending November 30, 2025, and for subsequent interim periods. The Company is currently evaluating the impact the new accounting standard will have on its segment reporting disclosures in the notes to the consolidated financial statements.
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
NOTE 3—ACQUISITION, INTEGRATION AND RESTRUCTURING COSTS:
Acquisition, integration and restructuring costs during the three months ended February 29, 2024 were comprised of costs related to the Merger (as defined below). There were no acquisition, integration and restructuring costs related to other acquisitions during the three months ended February 29, 2024. Acquisition, integration and restructuring costs related to other acquisitions were $1.1 million during the three months ended February 28, 2025.
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
For the three months ended February 28, 2025 and February 29, 2024
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
The Company completed the acquisition, integration and restructuring activities related to the Merger during the first half of fiscal year 2024. There were no related expenses recognized during the three months ended February 28, 2025 and there are no related expenses expected in future periods. The Company previously incurred acquisition, integration and restructuring costs related to the completion of the Merger, including professional services costs, personnel and other costs, and long-lived assets charges and termination fees. Professional services costs are primarily comprised of IT and other consulting services, as well as legal expenses. Personnel and other costs are primarily comprised of costs related to retention and other bonuses, severance and duplicative labor costs. Long-lived assets charges and termination fees include accelerated depreciation and amortization expense of $0.4 million recorded during the three months ended February 29, 2024 due to changes in asset useful lives in conjunction with the consolidation of certain IT systems, along with $6.6 million recorded during the three months ended February 29, 2024 for termination fees related to certain IT systems.
In July 2023, the Company offered a voluntary severance program ("VSP") to certain co-workers in the U.S. as part of the Company's cost optimization efforts related to the Merger. The Company incurred $7.2 million of costs in connection with the VSP during the three months ended February 29, 2024, including $6.0 million of severance costs and $1.2 million of duplicative labor costs.
During the three months ended February 29, 2024, acquisition and integration expenses related to the Merger were composed of the following:

Three Months Ended
February 29, 2024

(currency in thousands)
Professional services costs	$9,429
Personnel and other costs	7,963
Long-lived assets charges and termination fees	7,037
Voluntary severance program costs	7,220
Total	$31,649
NOTE 4—SHARE-BASED COMPENSATION:
Overview of Stock Incentive Plans
The Company recognizes share-based compensation expense for all share-based awards made to employees and outside directors, including employee stock options, restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance-based RSUs ("PRSUs") and employee stock purchase rights, based on estimated fair values.
The following tables summarize the Company's share-based awards activity for stock incentive plans during the three months ended February 28, 2025.
A summary of the changes in the Company's stock options is set forth below:

(shares in thousands)	Stock options
Balances as of November 30, 2024	482
Exercised	(58)
Balances as of February 28, 2025	424

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 28, 2025 and February 29, 2024
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
A summary of the changes in the Company's non-vested RSAs and RSUs is presented below:

(shares in thousands)	RSAs and RSUs
Non-vested as of November 30, 2024	1,252
Granted	66
Vested	(111)
Attainment adjustments(1)	(12)
Cancelled	(25)
Non-vested as of February 28, 2025	1,170
__________________
(1) During the three months ended February 28, 2025, the attainment on PRSUs vested was adjusted to reflect actual performance.
The Company recorded $21.9 million and $17.5 million of share-based compensation expense during the three months ended February 28, 2025 and February 29, 2024, respectively within "Selling, general and administrative expenses" in the Consolidated Statements of Operations for stock incentive plans.

NOTE 5—STOCKHOLDERS' EQUITY:
Share Repurchase Program
In January 2023, the Board of Directors authorized a three-year $1.0 billion share repurchase program. In March 2024, the Board of Directors authorized a $2.0 billion share repurchase program (the "March 2024 share repurchase program"), supplementing the $196.7 million remaining authorization under the prior program, pursuant to which the Company may repurchase its outstanding common stock from time to time in the open market or through privately negotiated transactions, including pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The March 2024 share repurchase program does not have an expiration date.
As of February 28, 2025, the Company had $1.7 billion available for future repurchases of its common stock under the March 2024 share repurchase program.
The Company's common share repurchase activity for the three months ended February 28, 2025 is summarized as follows:

(shares in thousands, except per share amounts)	Shares	Weighted-average price per share
Treasury stock balance as of November 30, 2024	15,289	$98.96
Shares of treasury stock repurchased under share repurchase program (1)	707	142.12
Shares of treasury stock repurchased for tax withholdings on equity awards	33	130.67
Shares of treasury stock reissued for employee benefit plans	(233)	98.97
Treasury stock balance as of February 28, 2025	15,796	$101.01
_________________________
(1) Weighted-average price per share excludes broker's commissions and excise taxes. "Repurchases of common stock" in the Consolidated Statements of Cash Flows for the three months ended February 28, 2025 and February 29, 2024 excludes amounts related to excise tax that when accrued are included in "Other current liabilities" and "Treasury stock" on the Consolidated Balance Sheets. Excise taxes paid are classified as operating activities in the Consolidated Statements of Cash Flows.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 28, 2025 and February 29, 2024
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
Dividends
On March 27, 2025, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.44 per common share payable on April 25, 2025 to stockholders of record as of the close of business on April 11, 2025. Dividends are subject to continued capital availability and the declaration by the Board of Directors in the best interest of the Company’s stockholders.
NOTE 6—EARNINGS PER COMMON SHARE:
The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended
	February 28, 2025	February 29, 2024

	(currency and share amounts in thousands, except per share amounts)
Basic earnings per common share:
Net income attributable to common stockholders(1)	$165,963	$170,624
Weighted-average number of common shares - basic	83,615	87,891
Basic earnings per common share	$1.98	$1.94

Diluted earnings per common share:
Net income attributable to common stockholders(1)	$165,969	$170,628

Weighted-average number of common shares - basic	83,615	87,891
Effect of dilutive securities:
Stock options and RSUs	355	312
Weighted-average number of common shares - diluted	83,970	88,203

Diluted earnings per common share	$1.98	$1.93

Anti-dilutive shares excluded from diluted earnings per share calculation	—	220
_________________________
(1) Diluted EPS is calculated using the two-class method. Unvested restricted stock awards granted to employees are considered participating securities. For purposes of calculating Diluted EPS, net income allocated to participating securities was approximately 0.9% of net income for both the three months ended February 28, 2025 and February 29, 2024.
NOTE 7—BALANCE SHEET COMPONENTS:
Accounts receivable, net:
The following table summarizes accounts receivable, net:

	As of
	February 28, 2025	November 30, 2024

	(currency in thousands)
Accounts receivable	$9,522,513	$10,443,290
Less: Allowance for doubtful accounts	(98,413)	(101,665)
Accounts receivable, net	$9,424,100	$10,341,625

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 28, 2025 and February 29, 2024
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
Allowance for doubtful trade receivables:
The following table summarizes the changes to the allowance for doubtful trade receivables (currency in thousands):

Balance as of November 30, 2024	$101,665
Additions	6,366
Write-offs, recoveries, reclassifications and foreign exchange translation	(9,618)
Balance as of February 28, 2025	$98,413
Accumulated other comprehensive loss:
The components of accumulated other comprehensive loss (“AOCI”), net of taxes, were as follows:

	Unrealized (losses) gains on cash flow hedges, net of taxes	Foreign currency translation adjustment and other, net of taxes	Total
Balance as of November 30, 2024	$(110)	$(645,007)	$(645,117)
Other comprehensive loss before reclassification	(7)	(41,125)	(41,132)
Reclassification of gains from accumulated other comprehensive loss	(356)	—	(356)
Balance as of February 28, 2025	$(473)	$(686,132)	$(686,605)
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
For the three months ended February 28, 2025 and February 29, 2024
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
Cash Flow Hedges
The Company designates certain foreign currency forward contracts used to hedge forecasted inventory purchases and forecasted operating expenses that are denominated in currencies other than the legal entity's functional currency as cash flow hedges. These foreign currency forward contracts generally have terms up to 24 months. Gains and losses on cash flow hedges are recorded in AOCI until the hedged item is recognized in earnings. Deferred gains and losses associated with cash flow hedges of forecasted inventory purchases are recognized in "Cost of revenue" in the same period as the related expense is recognized. Deferred gains and losses associated with cash flow hedges of forecasted operating expenses are recognized in "Selling, general and administrative expenses" in the same period as the related expense is recognized.
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
For the three months ended February 28, 2025 and February 29, 2024
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
Fair Values of Derivative Instruments in the Consolidated Balance Sheets
The fair values of the Company’s derivative instruments are disclosed in Note 9 – Fair Value Measurements and summarized in the table below:

	Value as of
Balance Sheet Line Item (currency in thousands)	February 28, 2025	November 30, 2024
Derivative instruments not designated as hedging instruments:
Foreign exchange forward contracts (notional value)	$2,156,020	$1,962,852
Other current assets	9,185	11,863
Other accrued liabilities	9,418	8,096
Derivative instruments designated as cash flow hedges:
Foreign exchange forward contracts (notional value)(1)	$30,340	$—
Other current assets	37	—
Other current liabilities	291	—
Derivative instruments designated as net investment hedges:
Foreign currency forward contracts (notional value)	$680,559	$687,475
Other current assets	375	220
Other long-term assets	11,269	2,320
Other accrued liabilities	22	91
Other long-term liabilities	2,526	7,889
Foreign exchange collar contracts (notional value)	$300,000	$300,000
Other long-term assets	3,693	1,792
(1) The Company had no material cash flow hedges outstanding as of November 30, 2024.
Volume of Activity
The notional amounts of foreign exchange forward contracts represent the gross amounts of foreign currency, including, principally, the Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese yuan, Costa Rican colón, Czech koruna, Danish krone, Euro, Indian rupee, Indonesian rupiah, Japanese yen, Mexican peso, Norwegian krone, Polish zloty, Romanian leu, Singapore dollar, Swedish krona, Swiss franc and Turkish lira that will be bought or sold at maturity. The notional amounts of foreign exchange collar contracts represent the amounts of put and call options to sell or purchase Euros at a predetermined strike price. The notional amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of the Company’s exposure to credit or market loss. The Company’s exposure to credit loss and market risk will vary over time as currency and interest rates change.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 28, 2025 and February 29, 2024
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
The Effect of Derivative Instruments on AOCI and the Consolidated Statements of Operations
The following table shows the gains and losses, before taxes, of the Company’s derivative instruments designated as net investment hedges in Other Comprehensive Income (“OCI”) and not designated as hedging instruments in the Consolidated Statements of Operations for the periods presented:

		Three Months Ended
	Location of Gains (Losses) in Income	February 28, 2025	February 29, 2024

		(currency in thousands)
Derivative instruments not designated as hedging instruments:
Gains recognized from foreign exchange contracts, net⁽¹⁾	Cost of revenue	$14,997	$6,122
(Losses) gains recognized from foreign exchange contracts, net⁽¹⁾	Other expense, net	(2,487)	2,056
Total		$12,510	$8,178

Derivative instruments designated as cash flow hedges(2):
Losses recognized in OCI on foreign exchange forward contracts		$(7)	$—
Gains on foreign exchange forward contracts reclassified from AOCI into income	Cost of revenue	$408	$—
Losses on foreign exchange forward contracts reclassified from AOCI into income	Selling, general and administrative expenses	$(55)	$—

Derivative instruments designated as net investment hedges:
Gains recognized in OCI on foreign exchange forward contracts		$12,224	$5,444
Gains recognized in income (amount excluded from effectiveness testing)	Interest expense and finance charges, net	$2,523	$2,256
Gains recognized in OCI on foreign exchange collar contracts(3)		$1,901	$—
____________________________
(1) The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies.
(2) The Company had no material cash flow hedges outstanding during the three months ended February 29, 2024.
(3) The Company had no foreign exchange collar contracts outstanding during the three months ended February 29, 2024.
Except for the net investment hedge amounts shown above, there were no gain or loss amounts excluded from the assessment of effectiveness. Existing net losses in AOCI that are expected to be reclassified into earnings in the normal course of business within the next twelve months are $0.3 million.
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
For the three months ended February 28, 2025 and February 29, 2024
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
The following table summarizes the valuation of the Company’s financial instruments that are measured at fair value on a recurring basis:

	As of February 28, 2025				As of November 30, 2024
		Fair value measurement category				Fair value measurement category
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(currency in thousands)
Assets:
Forward foreign currency exchange contracts not designated as hedges	$9,185	$—	$9,185	$—	$11,863	$—	$11,863	$—
Forward foreign currency exchange contracts designated as net investment hedges	11,644	—	11,644	—	2,540	—	2,540	—
Foreign exchange collar contracts designated as net investment hedges	3,693	—	3,693	—	1,792	—	1,792	—
Forward foreign currency exchange contracts designated as cash flow hedges(1)	37	—	37	—	—	—	—	—
Liabilities:
Forward foreign currency exchange contracts not designated as hedges	$9,418	$—	$9,418	$—	$8,096	$—	$8,096	$—
Forward foreign currency exchange contracts designated as net investment hedges	2,548	—	2,548	—	7,980	—	7,980	—
Forward foreign currency exchange contracts designated as cash flow hedges(1)	291	—	291	—	—	—	—	—
(1) The Company had no material cash flow hedges outstanding as of November 30, 2024.
The fair values of forward exchange contracts are measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. The fair values of foreign exchange collar contracts are measured using the cash flows of the contracts, discount rates to account for the passage of time, implied volatility and current foreign exchange market data, which are all based on inputs readily available in public markets. The effect of nonperformance risk on the fair value of derivative instruments was not material as of February 28, 2025 and November 30, 2024.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 28, 2025 and February 29, 2024
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
The carrying values of accounts receivable, accounts payable and short-term debt approximate fair value due to their short maturities and interest rates which are variable in nature. The carrying value of the Company’s term loans approximate their fair value since they bear interest rates that are similar to existing market rates. The estimated fair value of the Senior Notes was approximately $2.3 billion as of both February 28, 2025 and November 30, 2024.
During the three months ended February 28, 2025, there were no transfers between the fair value measurement category levels.
NOTE 10—BORROWINGS:
Borrowings consist of the following:

	As of
	February 28, 2025	November 30, 2024
	(currency in thousands)
TD SYNNEX U.S. Accounts Receivable Securitization Agreement	$390,000	$—
Other short-term borrowings	200,956	171,092
Borrowings, current	$590,956	$171,092

TD SYNNEX 1.750% Senior Notes due August 9, 2026 (1) (2)	$700,000	$700,000
TD SYNNEX 2.375% Senior Notes due August 9, 2028 (1) (2)	600,000	600,000
TD SYNNEX 2.650% Senior Notes due August 9, 2031 (1) (2)	500,000	500,000
TD SYNNEX 6.100% Senior Notes due April 12, 2034 (2)	600,000	600,000
Total TD SYNNEX Senior Notes	$2,400,000	$2,400,000
TD SYNNEX Term Loan	581,250	581,250
2024 Term Loan	750,000	750,000
Total term loans	$1,331,250	$1,331,250
Other credit agreements and long-term debt	24,383	24,956
Long-term borrowings, before unamortized debt discount and issuance costs	$3,755,633	$3,756,206
Less: unamortized debt discount and issuance costs	(18,624)	(19,807)
Long-term borrowings	$3,737,009	$3,736,399
(1) The interest rate payable on each of these series of Senior Notes is subject to adjustment from time to time if the credit rating assigned to such series of Senior Notes is downgraded (or downgraded and subsequently upgraded).
(2) The Company pays interest semi-annually on the Senior Notes on each of February 9 and August 9, except for the 2034 Senior Notes in which the Company pays interest semi-annually on each of April 12 and October 12.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 28, 2025 and February 29, 2024
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
Under the terms of the U.S. AR Arrangement, the Company and certain of its U.S. subsidiaries sell, on a revolving basis, their receivables to a wholly-owned, bankruptcy-remote subsidiary. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled approximately $3.1 billion and $3.4 billion as of February 28, 2025 and November 30, 2024, respectively. The borrowings are funded by pledging all of the rights, title and interest in the receivables acquired by the Company's bankruptcy-remote subsidiary as security. Any amounts borrowed under the U.S. AR Arrangement are recorded as debt on the Company's Consolidated Balance Sheets. There was $390.0 million outstanding under the U.S. AR Arrangement at February 28, 2025 at an interest rate of 5.33%. There were no amounts outstanding under the U.S. AR Arrangement at November 30, 2024.
TD SYNNEX Credit Agreement
The Company is party to an amended and restated credit agreement, dated as of April 16, 2024 (as amended, the “TD SYNNEX Credit Agreement”) with the lenders party thereto and Citibank, N.A., as agent, pursuant to which the Company received commitments for the extension of a senior unsecured revolving credit facility (the “TD SYNNEX Revolving Credit Facility”) not to exceed an aggregate principal amount of $3.5 billion, which may, at the request of the Company but subject to the lenders’ discretion, potentially be increased by up to an aggregate amount of $500.0 million. The borrowers under the TD SYNNEX Credit Agreement are TD SYNNEX Corporation and certain subsidiaries of the Company. There were no amounts outstanding under the TD SYNNEX Revolving Credit Facility at February 28, 2025 or November 30, 2024. Borrowings under the TD SYNNEX Revolving Credit Facility bear interest at a per annum rate equal to the applicable SOFR rate, plus a credit spread adjustment, plus the applicable margin, as well as a commitment fee as referenced in the table below:

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
For the three months ended February 28, 2025 and February 29, 2024
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
The TD SYNNEX Credit Agreement also includes a senior unsecured term loan (the “TD SYNNEX Term Loan”) in an original aggregate principal amount of $1.5 billion. There was $581.3 million outstanding on the TD SYNNEX Term Loan as of both February 28, 2025 and November 30, 2024. Loans borrowed under the TD SYNNEX Credit Agreement bear interest at a per annum rate equal to the applicable SOFR rate, plus a credit spread adjustment, plus the applicable margin as referenced in the table below:

Maturity Date	Credit Spread Adjustment	Margin(1)	Effective Interest Rate as of February 28, 2025	Effective Interest Rate as of November 30, 2024
September 1, 2026	0.10%	1.125%-1.750%	5.80%	6.05%
(1) The margin is based on the Company’s Public Debt Rating. The applicable margin on base rate loans is 1.00% less than the corresponding margin on SOFR rate based loans.
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
Loans borrowed under the 2024 Term Loan Credit Agreement bear interest at a per annum rate equal to the applicable SOFR rate, plus credit spread adjustment, plus the applicable margin within a range based on the Company’s Public Debt Rating (as defined in the 2024 Term Loan Credit Agreement). Key terms for the 2024 Term Loan Credit Agreement are as follows:

Maturity Date	Credit Spread Adjustment	Margin	Effective Interest Rate as of February 28, 2025	Effective Interest Rate as of November 30, 2024
September 1, 2027	0.10%	1.000% - 1.625%	5.67%	6.04%
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
On April 12, 2024, the Company issued and sold $600.0 million of senior notes due in 2034 (the "2034 Senior Notes" and such offering, the "2034 Senior Notes Offering"). The Company used the net proceeds from the 2034 Senior Notes Offering, together with other available funds, to repay the $700.0 million aggregate principal amount of the 1.250% Senior Notes that were due August 9, 2024 and for general corporate purposes. The Company incurred $6.1 million towards issuance costs on the 2034 Senior Notes. References to the collective Senior Notes hereafter also include the 2034 Senior Notes.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 28, 2025 and February 29, 2024
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
The Company may redeem the outstanding Senior Notes, in whole or in part, at any time and from time to time, prior to respective Par Call Dates (as reflected in the table below) at a redemption price equal to the greater of (x) 100% of the aggregate principal amount of the applicable Senior Notes to be redeemed and (y) the sum of the present values of the remaining scheduled payments of the principal and interest on the Senior Notes, in each case discounted to the date of redemption (assuming the applicable Senior Notes matured on the applicable Par Call Date) on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at a rate equal to the sum of the applicable treasury rate (as defined in the supplemental indenture establishing the terms of the applicable Senior Notes) plus the applicable spread, as shown in the table below, plus in each case, accrued and unpaid interest thereon to, but excluding, the redemption date. The Company may also redeem the Senior Notes of any series at its option, in whole or in part, at any time and from time to time on or after the applicable Par Call Date, at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed.
Par Call Dates and the spread to the applicable treasury rate for the respective outstanding Senior Notes are as follows:

Senior Notes	Par Call Date	Spread (in basis points)
Senior Notes due 2026	July 9, 2026	20
Senior Notes due 2028	June 9, 2028	25
Senior Notes due 2031	May 9, 2031	25
Senior Notes due 2034	January 12, 2034	30
Other Short-Term Borrowings
The Company has various other committed and uncommitted lines of credit with financial institutions, short-term loans, term loans, credit facilities, and book overdraft facilities, totaling approximately $566.0 million in borrowing capacity as of February 28, 2025. Most of these facilities are provided on a short-term basis and are reviewed periodically for renewal. Interest rates and other terms of borrowing under these lines of credit vary by country, depending on local market conditions. There was $201.0 million outstanding on these facilities at February 28, 2025, at a weighted average interest rate of 5.78%, and there was $171.1 million outstanding at November 30, 2024, at a weighted average interest rate of 7.91%. Borrowings under these lines of credit facilities are guaranteed by the Company or secured by eligible accounts receivable.
At February 28, 2025, the Company was also contingently liable for reimbursement obligations with respect to issued standby letters of credit in the aggregate outstanding amount of $56.2 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.
The maximum commitment amounts for local currency credit facilities have been translated into U.S. dollars at February 28, 2025 exchange rates.
Covenant Compliance
The Company's credit facilities have a number of covenants and restrictions that require the Company to maintain specified financial ratios, including a maximum debt to EBITDA ratio and a minimum interest coverage ratio, in each cash tested on the last day of each fiscal quarter. The covenants also limit the Company’s ability to incur additional debt, create liens, enter into agreements with affiliates, modify the nature of the Company’s business, and merge or consolidate. As of February 28, 2025, the Company was in compliance with all material financial covenants for the above arrangements.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 28, 2025 and February 29, 2024
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
NOTE 11 – SUPPLIER FINANCE PROGRAMS:
The Company has certain arrangements with third-party financial institutions ("Supplier Finance Programs"), which facilitate the participating vendors’ ability to sell their accounts receivable from the Company to the third-party financial institutions, at the sole discretion of these vendors. The Company is not party to the agreements between the vendor and the third-party financial institution. As part of these arrangements, the Company generally receives more favorable payment terms from its vendors. The Company’s rights and obligations to its vendors, including amounts due, are generally not impacted by Supplier Finance Programs. However, the Company agrees to make all payments to the third-party financial institutions, and the Company’s right to offset balances due from vendors against payment obligations is restricted by the agreements for those payment obligations that have been sold by the respective vendors. The Company generally does not incur any fees under Supplier Finance Programs; however, the Company did recognize an immaterial amount of fees during the three months ended February 28, 2025 and February 29, 2024 within "Cost of revenue" in the Company's Consolidated Statements of Operations related to an arrangement with a certain vendor. As of February 28, 2025 and November 30, 2024, the Company had $2.7 billion and $3.2 billion, respectively, in obligations outstanding under these programs included in “Accounts payable” in the Company’s Consolidated Balance Sheets and all activity related to the obligations is presented within operating activities in the Consolidated Statements of Cash Flows.
NOTE 12—SEGMENT INFORMATION:
Summarized financial information related to the Company’s reportable business segments for the periods presented is shown below:

	Americas	Europe	APJ	Consolidated

	(currency in thousands)
Three Months Ended February 28, 2025
Revenue	$8,389,338	$5,137,765	$1,004,604	$14,531,707
Operating income	193,722	85,892	24,845	304,459
Three Months Ended February 29, 2024
Revenue	$7,903,096	$5,117,252	$954,905	$13,975,253
Operating income	159,682	108,325	34,565	302,572

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 28, 2025 and February 29, 2024
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
In 2013, The French Autorité de la Concurrence (“Competition Authority”) began an investigation into the French market for certain products of Apple, Inc. ("Apple") for which the Company is a distributor. In March 2020, the Competition Authority imposed fines on the Company, on another distributor, and on Apple, finding that the Company entered into an anticompetitive agreement with Apple regarding volume allocations of Apple products. The initial fine imposed on the Company was €76.1 million. The Company appealed its determination to the French courts, seeking to set aside or reduce the fine. On October 6, 2022, the appeals court issued a ruling that reduced the fine imposed on the Company from €76.1 million to €24.9 million. As a result of the appeals court ruling, the Company paid €24.9 million through fiscal year 2022. The Company continues to contest the arguments of the Competition Authority and has further appealed this matter. A civil lawsuit related to this matter, alleging anticompetitive actions in association with the established distribution networks for Apple, the Company and another distributor was filed by eBizcuss. On November 25, 2024, the Paris Commercial Court ruled in favor of the Company and the other defendants and dismissed the claims in the eBizcuss civil lawsuit. An appeal to the ruling has since been made by eBizcuss, and while the Company continues to evaluate this matter, based on the favorable ruling from the Paris Commercial Court, the Company believes the likelihood of a material loss related to the eBizcuss lawsuit is remote.
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

When used in this Quarterly Report on Form 10-Q, or this “Report”, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “allows,” “can,” “may,” “could,” “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our business model and our services, our business and market strategy, future growth, demand, our infrastructure, our investment in our information technology ("IT") systems, our employee hiring and retention, our revenue, sources of revenue, our gross margins, our operating costs and results, timing of payment, the value of our inventory, our competition, our future needs and sources for additional financing, contract terms, relationships with our suppliers, adequacy of our facilities, our legal proceedings, our operations, foreign currency exchange rates and hedging activities, our strategic acquisitions, seasonality of sales, adequacy of our cash resources, our debt and financing arrangements, including our supplier finance programs, the impact of any change to our credit rating, interest rate risk and impact thereof, cash held by our international subsidiaries and repatriation, changes in fair value of derivative instruments, our tax liabilities, adequacy of our disclosure controls and procedures, cybersecurity and cyberattacks, impact of our pricing policies, impact of economic and industry trends, changes to the markets in which we compete, impact of new reporting rules and accounting policies, our estimates and assumptions, impact of inventory repurchase obligations and commitments and contingencies, our effective tax rates, impact of any impairment of our goodwill and intangible assets, and our share repurchase and dividend program. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed herein and others, including risks related to the buying patterns of our customers, concentration of sales to large customers, the loss or consolidation of one or more of our significant original equipment manufacturer ("OEM") suppliers or customers, market acceptance of the products we assemble and distribute, competitive conditions in our industry and their impact on our margins, pricing and other terms with our OEM suppliers, our ability to gain market share, variations in supplier-sponsored programs, changes in our costs and operating expenses, increased inflation, dependence upon and trends in capital spending budgets in the IT industry, fluctuations in general economic conditions, changes in tax laws, risks associated with our international operations, uncertainties and variability in demand by our reseller and integration customers, supply shortages or delays, changes in value of foreign currencies and interest rates and other risk factors contained in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended November 30, 2024. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, unless otherwise required by law.

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
We offer a comprehensive catalog of technology products from original equipment manufacturers (“OEM”), such as personal computing devices, mobile phones and accessories, and strategic technologies such as cloud, security, data analytics, AI and hyperscale infrastructure. This enables us to offer comprehensive solutions to our reseller and retail customers. Our reseller customers include value-added resellers ("VARs"), corporate resellers, government resellers, system integrators, direct marketers, retailers and managed service providers ("MSPs"). We combine our core strengths in distribution with demand generation, supply chain management and design and integration solutions to help our customers achieve greater efficiencies in time to market, cost minimization, real-time linkages in the supply chain and aftermarket product support. We also provide comprehensive IT solutions in key vertical markets such as government and healthcare, and specialized service offerings that increase efficiencies in the areas of global computing components, logistics services and supply chain management. Additionally, we provide systems design and integration solutions for data center servers and networking solutions built specific to our customers’ workloads and data center environments.
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
Economic and Industry Trends
We are highly dependent on the end-market demand for IT products, and on our partners’ strategic initiatives and business models. This end-market demand is influenced by many factors including the introduction of new IT products and software by OEM suppliers, replacement cycles for existing IT products, trends toward cloud computing and AI, overall economic growth and general business activity. A difficult and challenging economic environment, due to the continued persistence of inflation, elevated interest rates, market volatility connected to geopolitical developments including tariff uncertainty, or other factors may also lead to decline in the IT industry or increased price-based competition. Our systems design and integration solutions business is highly dependent on the demand for cloud infrastructure, and the number of key customers and suppliers in the market. Our business includes operations in the Americas, Europe and Asia-Pacific and Japan ("APJ") so we are affected by demand for our products in those regions, as well as the impact of fluctuations in foreign currency exchange rates compared to the United States ("U.S.") dollar.

Acquisitions
As part of our corporate strategy and to augment organic growth, we evaluate strategic acquisitions of businesses and assets that complement and expand our existing capabilities or enable us to acquire new OEM relationships, enhance our supply chain and integration capabilities, the services we provide to our customers and OEM suppliers, and expand our geographic footprint. In addition, we continually review our operations and product and service offerings and divest businesses that we deem no longer strategic to our ongoing operations.
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
Results of Operations
The following table sets forth, for the indicated periods, data as percentages of total revenue:

	Three Months Ended
Consolidated Statements of Operations Data:	February 28, 2025	February 29, 2024
Revenue	100.00%	100.00%
Cost of revenue	(93.13)%	(92.80)%
Gross profit	6.87%	7.20%
Selling, general and administrative expenses	(4.77)%	(4.81)%
Acquisition, integration and restructuring costs	—%	(0.22)%
Operating income	2.10%	2.17%
Interest expense and finance charges, net	(0.60)%	(0.54)%
Other expense, net	(0.02)%	(0.03)%
Income before income taxes	1.48%	1.60%
Provision for income taxes	(0.33)%	(0.37)%
Net income	1.15%	1.23%
Certain Non-GAAP Financial Information
In addition to disclosing financial results that are determined in accordance with GAAP, we also disclose certain non-GAAP financial information, including:
•Revenue in constant currency, which is revenue adjusted for the translation effect of foreign currencies so that certain financial results can be viewed without the impact of fluctuations in foreign currency exchange rates, thereby facilitating period-to-period comparisons of our business performance. Revenue in constant currency is calculated by translating the revenue for the three months ended February 28, 2025 in the billing currency using the comparable prior period currency conversion rate. Generally, when the dollar either strengthens or weakens against other currencies, the growth at constant currency rates will be higher or lower than growth reported at actual exchange rates.
•Non-GAAP operating income, which is operating income, adjusted to exclude acquisition, integration and restructuring costs, amortization of intangible assets and share-based compensation expense.
•Non-GAAP operating margin, which is non-GAAP operating income, as defined above, divided by revenue.

•Non-GAAP net income, which is net income, adjusted to exclude acquisition, integration and restructuring costs, amortization of intangible assets, share-based compensation expense and income taxes related to the aforementioned items.
•Non-GAAP diluted earnings per common share (“EPS”), which is diluted EPS excluding the per share impact of acquisition, integration and restructuring costs, amortization of intangible assets, share-based compensation expense and income taxes related to the aforementioned items.
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

Three Months Ended February 28, 2025 and February 29, 2024:
Revenue
The following table summarizes our revenue and change in revenue by segment for the three months ended February 28, 2025 and February 29, 2024:

	Three Months Ended
	February 28, 2025	February 29, 2024	Percent Change

Revenue in constant currency	(in thousands)
Consolidated
Revenue	$14,531,707	$13,975,253	4.0%
Impact of changes in foreign currencies	283,697	—
Revenue in constant currency	$14,815,404	$13,975,253	6.0%

Americas
Revenue	$8,389,338	$7,903,096	6.2%
Impact of changes in foreign currencies	66,239	—
Revenue in constant currency	$8,455,577	$7,903,096	7.0%

Europe
Revenue	$5,137,765	$5,117,252	0.4%
Impact of changes in foreign currencies	198,678	—
Revenue in constant currency	$5,336,443	$5,117,252	4.3%

APJ
Revenue	$1,004,604	$954,905	5.2%
Impact of changes in foreign currencies	18,780	—
Revenue in constant currency	$1,023,384	$954,905	7.2%
Consolidated Commentary
During the three months ended February 28, 2025, consolidated revenue and revenue in constant currency increased by $556.5 million and $840.2 million, respectively, as compared to the prior year period. The increases are primarily driven by growth in both our Endpoint Solutions and Advanced Solutions portfolios, partially offset by a greater percentage of our sales being presented on a net basis due to changes in product mix, which negatively impacted our revenue compared to the prior three months ended February 29, 2024 by approximately $490 million, or 4%. The impact of changes in foreign currencies is primarily due to the weakening of the euro against the U.S. dollar.
Americas Commentary
During the three months ended February 28, 2025, Americas revenue and revenue in constant currency increased by $486.2 million and $552.5 million, respectively, as compared to the prior year period. The increases are primarily driven by growth in both our Endpoint Solutions and Advanced Solutions portfolios in the region, partially offset by a greater percentage of our sales being presented on a net basis due to changes in product mix, which negatively impacted our revenue compared to the three months ended February 29, 2024 by approximately $150 million, or 2%. The impact of changes in foreign currencies is primarily due to the weakening of the Canadian dollar against the U.S. dollar.

Europe Commentary
During the three months ended February 28, 2025, Europe revenue and revenue in constant currency increased by $20.5 million and $219.2 million, respectively, as compared to the prior year period. The increases are primarily driven by growth in both our Endpoint Solutions and Advanced Solutions portfolios in the region, partially offset by a greater percentage of our sales being presented on a net basis due to changes in product mix, which negatively impacted our revenue compared to the three months ended February 29, 2024 by approximately $200 million, or 4%. The impact of changes in foreign currencies is primarily due to the weakening of the euro against the U.S. dollar.
APJ Commentary
During the three months ended February 28, 2025, APJ revenue and revenue in constant currency increased by $49.7 million and $68.5 million, respectively, as compared to the prior year period. The increases are primarily driven by growth in both our Endpoint Solutions and Advanced Solutions portfolios in the region, partially offset by a greater percentage of our sales being presented on a net basis due to changes in product mix, which negatively impacted our revenue by approximately $130 million, or 14%. The impact of changes in foreign currencies is primarily due to the weakening of the Japanese yen against the U.S. dollar.
Gross Profit

	Three Months Ended
	February 28, 2025	February 29, 2024	Percent Change

Gross profit & gross margin - Consolidated	(in thousands)
Revenue	$14,531,707	$13,975,253	4.0%

Gross profit	$998,006	$1,005,766	(0.8)%

Gross margin	6.87%	7.20%
Our gross margin is affected by a variety of factors, including competition, selling prices, mix of products, the percentage of revenue that is presented on a net basis, product costs along with rebate and discount programs from our suppliers, reserves or settlement adjustments, freight costs, inventory losses and fluctuations in revenue.
Our gross profit decreased during the three months ended February 28, 2025, compared to the prior year period, primarily due to the decrease in gross margin, partially offset by an increase in revenue due to growth in both our Endpoint Solutions and Advanced Solutions portfolios.
Our gross margin decreased during the three months ended February 28, 2025, compared to the prior year period, primarily due to higher strategic technologies margins in the prior year period and a less profitable mix of products sold in the current period. The presentation of additional revenues on a net basis due to changes in product mix positively impacted our gross margin by approximately 23 basis points.
Selling, General and Administrative Expenses

	Three Months Ended
	February 28, 2025	February 29, 2024	Percent Change

	(in thousands)
Selling, general and administrative expenses	$692,485	$671,545	3.1%
Percentage of revenue	4.77%	4.81%
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

During the three months ended February 28, 2025, selling, general and administrative expenses increased, compared to the prior year period, primarily due to higher personnel costs and higher share-based compensation expense. Selling, general and administrative expenses as a percentage of revenue was relatively flat compared to the prior year period. A greater percentage of our revenue was presented on a net basis due to changes in product mix, which increased the ratio of selling, general and administrative expenses as a percentage of revenue for the three months ended February 28, 2025 by approximately 16 basis points.
Acquisition, Integration and Restructuring Costs
Acquisition, integration and restructuring costs during the three months ended February 29, 2024 were comprised of costs related to the Merger. There were no acquisition, integration and restructuring costs related to other acquisitions during the three months ended February 29, 2024. Acquisition, integration and restructuring costs related to other acquisitions were $1.1 million during the three months ended February 28, 2025.
The Merger
We completed the acquisition, integration and restructuring activities related to the Merger during the first half of fiscal year 2024. There were no related expenses recognized during the three months ended February 28, 2025 and there are no related expenses expected in future periods. We previously incurred acquisition, integration and restructuring costs related to the completion of the Merger, including professional services costs, personnel and other costs, and long-lived assets charges and termination fees. Professional services costs are primarily comprised of IT and other consulting services, as well as legal expenses. Personnel and other costs are primarily comprised of costs related to retention and other bonuses, severance and duplicative labor costs. Long-lived assets charges and termination fees include accelerated depreciation and amortization expense of $0.4 million recorded during the three months ended February 29, 2024 due to changes in asset useful lives in conjunction with the consolidation of certain IT systems, along with $6.6 million recorded during the three months ended February 29, 2024 for termination fees related to certain IT systems.
In July 2023, we offered a voluntary severance program ("VSP") to certain co-workers in the U.S. as part of our cost optimization efforts related to the Merger. We incurred $7.2 million of costs in connection with the VSP during the three months ended February 29, 2024, including $6.0 million of severance costs and $1.2 million of duplicative labor costs.
During the three months ended February 29, 2024, acquisition and integration expenses related to the Merger were composed of the following:

Three Months Ended
February 29, 2024

(in thousands)
Professional services costs	$9,429
Personnel and other costs	7,963
Long-lived assets charges and termination fees	7,037
Voluntary severance program costs	7,220
Total	$31,649

Operating Income
The following tables provide an analysis of operating income and non-GAAP operating income on a consolidated and regional basis as well as a reconciliation of operating income to non-GAAP operating income on a consolidated and regional basis for the three months ended February 28, 2025 and February 29, 2024:

	Three Months Ended
	February 28, 2025	February 29, 2024	Percent Change

Operating income & operating margin - Consolidated	(in thousands)
Revenue	$14,531,707	$13,975,253

Operating income	$304,459	$302,572	0.6%
Acquisition, integration and restructuring costs	1,062	31,649
Amortization of intangibles	71,407	72,877
Share-based compensation	21,861	17,490
Non-GAAP operating income	$398,789	$424,588	(6.1)%

GAAP operating margin	2.10%	2.17%
Non-GAAP operating margin	2.74%	3.04%
Consolidated operating income slightly increased during the three months ended February 28, 2025, compared to the prior year period, primarily due to lower acquisition, integration and restructuring costs and an increase in revenue, partially offset by a decrease in strategic technologies gross margins and higher personnel costs.
Consolidated non-GAAP operating income decreased during the three months ended February 28, 2025, compared to the prior year period, primarily due to a decrease in strategic technologies gross margins and higher personnel costs, partially offset by the increase in revenue.
Consolidated operating margin slightly decreased during the three months ended February 28, 2025, compared to the prior year period, primarily due to a decrease in strategic technologies gross margins, partially offset by lower acquisition, integration and restructuring costs.
Consolidated non-GAAP operating margin decreased during the three months ended February 28, 2025, compared to the prior year period, primarily due to the decrease in strategic technologies gross margins.

	Three Months Ended
	February 28, 2025	February 29, 2024	Percent Change

Operating income & operating margin - Americas	(in thousands)
Revenue	$8,389,338	$7,903,096

Operating income	$193,722	$159,682	21.3%
Acquisition, integration and restructuring costs	324	27,372
Amortization of intangibles	40,417	41,453
Share-based compensation	13,651	11,798
Non-GAAP operating income	$248,114	$240,305	3.2%

GAAP operating margin	2.31%	2.02%
Non-GAAP operating margin	2.96%	3.04%
Americas operating income increased during the three months ended February 28, 2025, as compared to the prior year period, primarily due to lower acquisition, integration and restructuring costs and the increase in revenue, partially offset by a decrease in strategic technologies gross margins and an increase in personnel costs.

Americas operating margin increased during the three months ended February 28, 2025, compared to the prior year period, primarily due to lower acquisition, integration and restructuring costs, partially offset by the decrease in strategic technologies gross margins.
Americas non-GAAP operating income increased during the three months ended February 28, 2025, compared to the prior year period, primarily due to the increase in revenue, partially offset by the decrease in strategic technologies gross margins and an increase in personnel costs.
Americas non-GAAP operating margin slightly decreased during the three months ended February 28, 2025, compared to the prior year period, primarily due to the decrease in strategic technologies gross margins.

	Three Months Ended
	February 28, 2025	February 29, 2024	Percent Change

Operating income & operating margin - Europe	(in thousands)
Revenue	$5,137,765	$5,117,252

Operating income	$85,892	$108,325	(20.7)%
Acquisition, integration and restructuring costs	626	3,952
Amortization of intangibles	30,189	30,802
Share-based compensation	6,860	4,763
Non-GAAP operating income	$123,567	$147,842	(16.4)%

GAAP operating margin	1.67%	2.12%
Non-GAAP operating margin	2.41%	2.89%
Europe operating income and non-GAAP operating income decreased during the three months ended February 28, 2025, compared to the prior year period, primarily due to the decrease in strategic technologies gross margins and higher personnel costs.
Europe operating margin and non-GAAP operating margin decreased during the three months ended February 28, 2025, compared to the prior year period, primarily due to the decrease in strategic technologies gross margins.

	Three Months Ended
	February 28, 2025	February 29, 2024	Percent Change

Operating income & operating margin - APJ	(in thousands)
Revenue	$1,004,604	$954,905

Operating income	$24,845	$34,565	(28.1)%
Acquisition, integration and restructuring costs	112	325
Amortization of intangibles	801	622
Share-based compensation	1,350	929
Non-GAAP operating income	$27,108	$36,441	(25.6)%

GAAP operating margin	2.47%	3.62%
Non-GAAP operating margin	2.70%	3.82%
APJ operating income and non-GAAP operating income decreased during the three months ended February 28, 2025, compared to the prior year period, primarily due to the decrease in strategic technologies gross margins.
APJ operating margin and non-GAAP operating margin decreased during the three months ended February 28, 2025, compared to the prior year period, primarily due to the decrease in strategic technologies gross margins, partially offset by the impact of the presentation of additional revenue on a net basis due to changes in product mix.

Interest Expense and Finance Charges, Net

	Three Months Ended
	February 28, 2025	February 29, 2024	Percent Change

	(in thousands)
Interest expense and finance charges, net	$87,880	$75,891	15.8%
Percentage of revenue	0.60%	0.54%
Amounts recorded in interest expense and finance charges, net, consist primarily of interest expense paid on our Senior Notes, our lines of credit, our accounts receivable securitization facility and our term loans, and fees associated with the sale of accounts receivable, partially offset by income earned on our cash investments.
During the three months ended February 28, 2025, our interest expense and finance charges, net increased, compared to the prior year period, primarily driven by an increase in short-term borrowings to fund working capital requirements along with higher average interest rates on our Senior Notes, partially offset by decreased costs associated with the sale of accounts receivable due to lower volumes of sold accounts receivable along with lower related discount fees. Accounts receivable discount fees totaled $12.0 million in the three months ended February 28, 2025, compared to $16.0 million in the three months ended February 29, 2024.
Other Expense, Net

	Three Months Ended
	February 28, 2025	February 29, 2024	Change in Dollars

	(in thousands)
Other expense, net	$1,696	$2,884	$(1,188)
Percentage of revenue	0.02%	0.03%
Amounts recorded as other expense, net include foreign currency transaction gains and losses on certain financing transactions and the related derivative instruments used to hedge such financing transactions, the cost of hedging, investment gains and losses, and other non-operating gains and losses, such as settlements received from class action lawsuits.
During the three months ended February 28, 2025, our other expense, net slightly decreased compared to the prior year period, primarily due to decreased hedging costs.
Provision for Income Taxes

	Three Months Ended
	February 28, 2025	February 29, 2024	Percent Change

	(in thousands)
Provision for income taxes	$47,346	$51,669	(8.4)%
Percentage of income before income taxes	22.03%	23.09%
Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions. Income taxes for the interim periods presented have been included in the accompanying Consolidated Financial Statements on the basis of an estimated annual effective tax rate.
During the three months ended February 28, 2025, our income tax expense decreased, compared to the prior year period, primarily due to lower income during the period and a slightly lower effective tax rate. The effective tax rate was slightly lower during the three months ended February 28, 2025 as compared to the three months ended February 29, 2024, primarily due to the relative mix of earnings and losses within the taxing jurisdictions in which we operate.

Net Income and Diluted EPS
The following tables present net income and diluted EPS as well as a reconciliation of our most comparable GAAP measures to the related non-GAAP measures presented:

	Three Months Ended
	February 28, 2025	February 29, 2024

Non-GAAP net income - Consolidated	(in thousands)
Net Income	$167,537	$172,128
Acquisition, integration and restructuring costs	1,062	31,649
Amortization of intangibles	71,407	72,877
Share-based compensation	21,861	17,490
Income taxes related to the above	(24,496)	(27,921)
Non-GAAP net income	$237,371	$266,223

	Three Months Ended
Non-GAAP diluted EPS	February 28, 2025	February 29, 2024
Diluted EPS(1)	$1.98	$1.93
Acquisition, integration and restructuring costs	0.01	0.36
Amortization of intangibles	0.84	0.81
Share-based compensation	0.26	0.20
Income taxes related to the above	(0.29)	(0.31)
Non-GAAP diluted EPS(1)	$2.80	$2.99
_________________________
(1) Diluted EPS is calculated using the two-class method. Unvested restricted stock awards granted to employees are considered participating securities. For purposes of calculating Diluted EPS, net income allocated to participating securities was approximately 0.9% of net income for both the three months ended February 28, 2025 and February 29, 2024.

Liquidity and Capital Resources
Cash Conversion Cycle

		Three Months Ended
		February 28, 2025	November 30, 2024	February 29, 2024

		(Amounts in thousands)
Days sales outstanding ("DSO")
Revenue	(a)	$14,531,707	$15,844,563	$13,975,253
Accounts receivable, net	(b)	9,424,100	10,341,625	8,902,803
Days sales outstanding	(c) = ((b)/(a))*the number of days during the period	58	60	58

Days inventory outstanding ("DIO")
Cost of revenue	(d)	$13,533,701	$14,803,618	$12,969,487
Inventories	(e)	8,359,741	8,287,048	7,091,146
Days inventory outstanding	(f) = ((e)/(d))*the number of days during the period	56	51	50

Days payable outstanding ("DPO")
Cost of revenue	(g)	$13,533,701	$14,803,618	$12,969,487
Accounts payable	(h)	13,037,467	15,084,107	12,372,749
Days payable outstanding	(i) = ((h)/(g))*the number of days during the period	87	93	87

Cash conversion cycle ("CCC")	(j) = (c)+(f)-(i)	27	18	21

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
We calculate CCC as days of the last fiscal quarter’s revenue outstanding in accounts receivable plus days of supply on hand in inventory, less days of the last fiscal quarter’s cost of revenue outstanding in accounts payable. Our CCC was 27 days as of February 28, 2025, and 18 and 21 days as of November 30, 2024 and February 29, 2024, respectively. Our CCC increased as compared to November 30, 2024 primarily due to a decrease in DPO as our accounts payable declined due to timing of cash payments and an increase in DIO due to higher inventories related to strategic technologies products, partially offset by a decrease in DSO due to timing of cash receipts. Our CCC increased compared to February 29, 2024, primarily due to the aforementioned increase in DIO due to higher inventories related to strategic technologies products.
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

Operating Activities
Net cash used in operating activities was $748.0 million during the three months ended February 28, 2025, compared to net cash provided by operating activities of $384.7 million during the three months ended February 29, 2024. The decrease in net cash provided by operating activities was primarily due to a larger decrease in accounts payable during the three months ended February 28, 2025 related to the timing of cash payments.
Investing Activities
Net cash used in investing activities during the three months ended February 28, 2025 and February 29, 2024 was $44.5 million and $67.9 million, respectively. The decrease in cash used in investing activities is primarily due to a decrease in cash paid for acquisition of businesses, which was $3.8 million paid during the three months ended February 28, 2025 compared to $28.4 million paid during the three months ended February 29, 2024.
Financing Activities
Net cash provided by financing activities during the three months ended February 28, 2025 was $288.6 million as compared to net cash used in financing activities during the three months ended February 29, 2024 of $311.2 million. The increase in net cash provided by financing activities is primarily due to an increase in short-term borrowings to fund working capital requirements, which totaled $421.4 million of net borrowings during the three months ended February 28, 2025 compared to $56.1 million of net repayments during the three months ended February 29, 2024, along with a decrease in repurchases of common stock under our share repurchase program, which totaled $100.5 million during the three months ended February 28, 2025, compared to $199.2 million during the three months ended February 29, 2024.
We believe our current cash balances, cash flows from operations and credit availability are sufficient to support our operating activities for at least the next twelve months.
Capital Resources
Our cash and cash equivalents totaled $541.9 million and $1.1 billion as of February 28, 2025 and November 30, 2024, respectively. Our cash and cash equivalents held by international subsidiaries are no longer subject to U.S. federal tax on repatriation into the U.S. Repatriation of some foreign balances is restricted by local laws. If in the future we repatriate foreign cash back to the U.S., we will report in our Consolidated Financial Statements the impact of state and withholding taxes depending upon the planned timing and manner of such repatriation. Presently, we believe we have sufficient resources, cash flow and liquidity within the U.S. to fund current and expected future working capital, investment and other general corporate funding requirements.
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
Credit Facilities and Borrowings
In the U.S., we have an accounts receivable securitization program to provide additional capital for our operations (the "U.S. AR Arrangement"). Under the terms of the U.S. AR Arrangement, we and our subsidiaries that are party to the U.S. AR Arrangement can borrow up to a maximum of $1.5 billion based upon eligible trade accounts receivable. The U.S. AR Arrangement, as amended, has a maturity date of November 2026. We also have an amended and restated credit agreement, dated as of April 16, 2024 (as amended, the "TD SYNNEX Credit Agreement"), pursuant to which we received commitments for the extension of a senior unsecured revolving credit facility not to exceed an aggregate principal amount of $3.5 billion, which revolving credit facility (the "TD SYNNEX Revolving Credit Facility") may, at our request but subject to the lenders' discretion, potentially be increased by up to an aggregate amount of $500.0 million. Our borrowings on these facilities vary within the period primarily based on changes in our working capital. There was $390.0 million outstanding under the U.S. AR Arrangement at February 28, 2025 at an interest rate of 5.33%. There were no amounts outstanding under the U.S. AR Arrangement at November 30, 2024. There were no amounts outstanding on the TD SYNNEX Revolving Credit Facility at February 28, 2025 or November 30, 2024.

The TD SYNNEX Credit Agreement also includes a $1.5 billion term loan facility (the "TD SYNNEX Term Loan") that has a maturity date of September 2026. There was $581.3 million outstanding on the TD SYNNEX Term Loan as of both February 28, 2025 and November 30, 2024. As amended, the TD SYNNEX Revolving Credit Facility will mature on April 16, 2029, subject, in the lender's discretion, to two one-year extensions upon our prior notice to the lenders.
On April 19, 2024, we entered into a Term Loan Credit Agreement (the "2024 Term Loan Credit Agreement") which provides for a senior unsecured term loan in the amount of $750.0 million (the "2024 Term Loan"). The proceeds from the 2024 Term Loan were used to repay a portion of the TD SYNNEX Term Loan. The 2024 Term Loan will mature on September 1, 2027.
We have various other committed and uncommitted lines of credit with financial institutions, short-term loans, term loans, credit facilities and book overdraft facilities, totaling approximately $566.0 million in borrowing capacity as of February 28, 2025. Our borrowings on these facilities vary within the period primarily based on changes in our working capital. There was $201.0 million outstanding on these facilities at February 28, 2025, at a weighted average interest rate of 5.78%, and there was $171.1 million outstanding on these facilities at November 30, 2024, at a weighted average interest rate of 7.91%.
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
We had total outstanding borrowings of approximately $4.3 billion and $3.9 billion as of February 28, 2025 and November 30, 2024, respectively. Our outstanding borrowings include Senior Notes of $2.4 billion as of both February 28, 2025 and November 30, 2024, and term loans described above as the TD SYNNEX Term Loan and 2024 Term Loan of approximately $1.3 billion as of both February 28, 2025 and November 30, 2024. For additional information on our borrowings, see Note 10 – Borrowings to the Consolidated Financial Statements included in Part I, Item 1 of this Report.
Accounts Receivable Purchase Agreements
We have uncommitted accounts receivable purchase agreements under which trade accounts receivable owed by certain customers may be acquired, without recourse, by certain financial institutions. Available capacity under these programs is dependent upon the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. In addition, certain of these programs also require that we continue to service, administer and collect the sold accounts receivable. At February 28, 2025 and November 30, 2024, we had a total of $1.3 billion and $1.2 billion, respectively, of trade accounts receivable sold to and held by financial institutions under these programs. Discount fees for these programs totaled $12.0 million in the three months ended February 28, 2025 and $16.0 million in the three months ended February 29, 2024, respectively.
Share Repurchase Program
In January 2023, our Board of Directors authorized a three-year $1.0 billion share repurchase program. In March 2024, our Board of Directors authorized a new $2.0 billion share repurchase program, supplementing the amount remaining under the prior program, pursuant to which we may repurchase our outstanding common stock from time to time in the open market or through privately negotiated transactions, including pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The March 2024 share repurchase authorization does not have an expiration date. We repurchased 0.7 million shares of common stock for $100.5 million in the three months ended February 28, 2025 and 2.0 million shares for $199.2 million during the three months ended February 29, 2024. As of February 28, 2025, we had $1.7 billion available for future repurchases of our common stock. For additional information on our share repurchase program, see Note 5 – Stockholders' Equity to the Consolidated Financial Statements included in Part I, Item 1 of this Report.
Covenant Compliance
Our credit facilities have a number of covenants and restrictions that require us to maintain specified financial ratios. They also limit our (or our subsidiaries', as applicable) ability to incur additional debt or liens, enter into agreements with affiliates, modify the nature of our business, and merge or consolidate. As of February 28, 2025, we were in compliance with all material financial covenants for the above arrangements.

Critical Accounting Policies and Estimates
During the three months ended February 28, 2025, there were no material changes to our critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2024.
Recently Issued Accounting Pronouncements
For a summary of recent accounting pronouncements and the anticipated effects on our consolidated financial statements, see Note 2 – Summary of Significant Accounting Policies to the Consolidated Financial Statements, which can be found under Part I, Item 1 of this Report.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
For a description of the Company’s market risks, see “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2024. No material changes have occurred in our market risks since November 30, 2024.
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

PART II - OTHER INFORMATION
ITEM 1A. Risk Factors
You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended November 30, 2024. There have been no material changes to the risk factors disclosed in our 2024 Annual Report on Form 10-K.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
In January 2023, our Board of Directors authorized a three-year $1.0 billion share repurchase program. In March 2024, our Board of Directors authorized a new $2.0 billion share repurchase program (the "March 2024 share repurchase program"), supplementing the $196.7 million remaining authorization under the prior program, pursuant to which we may repurchase our outstanding common stock from time to time in the open market or through privately negotiated transactions, including pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 (the "Exchange Act"). The March 2024 share repurchase program does not have an expiration date.
The following table presents information with respect to purchases of common stock by the Company under the share repurchase program described above, during the quarter ended February 28, 2025:

	Issuer Purchases of Equity Securities (amounts in thousands except for per share amounts)
Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or program	Maximum dollar value of shares that may yet be purchased under the plans or programs
December 1 - December 31, 2024	—	$—	—	$1,784,010
January 1 - January 31, 2025	303	141.97	303	1,741,011
February 1 - February 28, 2025	404	142.23	404	1,683,511
Total	707	$142.12	707
_________________________
(1) Excludes excise taxes, whether accrued or paid, and excludes broker's commissions.
ITEM 5. Other Information
Trading Arrangements
During the three months ended February 28, 2025, none of the Company's directors or officers adopted, amended, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as those terms are defined in Regulation S-K, Item 408.

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

10.1+
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

10.2#
Form of Notice of Restricted Stock Award and Restricted Stock Agreement (U.S.) (Effective December 1, 2024) (incorporated by reference to Exhibit 10.60 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2024).

10.3#
Form of Notice of Restricted Stock Award and Restricted Stock Agreement (non-U.S.) (Effective December 1, 2024) (incorporated by reference to Exhibit 10.61 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2024).

10.4#
Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement (time-based) (U.S.) (Effective December 1, 2024) (incorporated by reference to Exhibit 10.62 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2024).

10.5#
Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement (time-based) (non-U.S.) (Effective December 1, 2024) (incorporated by reference to Exhibit 10.63 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2024).

10.6#
Form of Notice of Performance-Based Restricted Stock Unit Award and Performance-Based Restricted Stock Unit Agreement (U.S.) (Effective December 1, 2024) (incorporated by reference to Exhibit 10.64 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2024).

10.7#
Form of Notice of Performance-Based Restricted Stock Unit Award and Performance-Based Restricted Stock Unit Agreement (non-U.S.) (Effective December 1, 2024) (incorporated by reference to Exhibit 10.65 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2024).

10.8#
Amendment No. 5 to the TD SYNNEX Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.66 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2024).

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
Date: April 2, 2025
TD SYNNEX CORPORATION

By:	/s/ Patrick Zammit
Patrick Zammit
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

By:	/s/ Marshall W. Witt
Marshall W. Witt
Chief Financial Officer
(Duly authorized officer and principal financial officer)