Form 10-Q
period 2025-05-31
TD SYNNEX CORP
filed 2025-07-02
CIK 1177394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 25, 2025
Common Stock, par value $0.001 per share	82,467,079

TD SYNNEX CORPORATION
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
TD SYNNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(currency and share amounts in thousands, except par value)
(unaudited)

	May 31, 2025	November 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$767,099	$1,059,378
Accounts receivable, net	10,127,960	10,341,625
Receivables from vendors, net	987,901	958,105
Inventories	8,655,741	8,287,048
Other current assets	954,078	678,540
Total current assets	21,492,779	21,324,696
Property and equipment, net	482,912	457,024
Goodwill	3,997,641	3,895,077
Intangible assets, net	3,893,177	3,912,267
Other assets, net	642,673	685,415
Total assets	$30,509,182	$30,274,479

LIABILITIES AND EQUITY
Current liabilities:
Borrowings, current	$382,425	$171,092
Accounts payable	14,542,575	15,084,107
Other accrued liabilities	2,197,402	1,966,036
Total current liabilities	17,122,402	17,221,235
Long-term borrowings	3,723,280	3,736,399
Other long-term liabilities	487,227	468,648
Deferred tax liabilities	833,906	812,763
Total liabilities	22,166,815	22,239,045
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 200,000 shares authorized, 99,012 shares issued as of both May 31, 2025 and November 30, 2024	99	99
Additional paid-in capital	7,448,114	7,437,688
Treasury stock, 17,092 and 15,289 shares as of May 31, 2025 and November 30, 2024, respectively	(1,737,413)	(1,513,017)
Accumulated other comprehensive loss	(402,554)	(645,117)
Retained earnings	3,034,121	2,755,781
Total stockholders' equity	8,342,367	8,035,434
Total liabilities and equity	$30,509,182	$30,274,479
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(currency and share amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Revenue	$14,946,315	$13,947,908	$29,478,022	$27,923,161
Cost of revenue	(13,899,942)	(12,974,361)	(27,433,643)	(25,943,848)
Gross profit	1,046,373	973,547	2,044,379	1,979,313
Selling, general and administrative expenses	(717,570)	(671,714)	(1,410,055)	(1,343,259)
Acquisition, integration and restructuring costs	(664)	(37,885)	(1,726)	(69,534)
Operating income	328,139	263,948	632,598	566,520
Interest expense and finance charges, net	(89,982)	(76,701)	(177,862)	(152,592)
Other expense, net	(79)	(3,091)	(1,775)	(5,975)
Income before income taxes	238,078	184,156	452,961	407,953
Provision for income taxes	(53,157)	(40,551)	(100,503)	(92,220)
Net income	$184,921	$143,605	$352,458	$315,733
Earnings per common share:
Basic	$2.22	$1.67	$4.20	$3.61
Diluted	$2.21	$1.66	$4.19	$3.60
Weighted-average common shares outstanding:
Basic	82,626	85,453	83,115	86,655
Diluted	82,935	85,869	83,447	87,019
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(currency in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Net income	$184,921	$143,605	$352,458	$315,733
Other comprehensive income (loss):
Unrealized losses on cash flow hedges during the period, net of tax benefit of $0 and $0 for the three months ended May 31, 2025 and 2024, respectively, and $0 and $0 for the six months ended May 31, 2025 and 2024, respectively.	(1,619)	—	(1,626)	—
Reclassification of net losses on cash flow hedges to net income, net of tax benefit of $3 and $0 for the three months ended May 31, 2025 and 2024, respectively, and $6 and $0 for the six months ended May 31, 2025 and 2024, respectively.	735	—	379	—
Total change in unrealized losses on cash flow hedges, net of taxes	(884)	—	(1,247)	—
Foreign currency translation adjustments and other, net of tax benefit (expense) of $16,405 and $690 for the three months ended May 31, 2025 and 2024, respectively, and $12,803 and ($658) for the six months ended May 31, 2025 and 2024, respectively.	284,935	(13,212)	243,810	(45,036)
Other comprehensive income (loss)	284,051	(13,212)	242,563	(45,036)
Comprehensive income	$468,972	$130,393	$595,021	$270,697
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(currency in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Total Stockholders' equity, beginning balance	$8,050,395	$8,102,175	$8,035,434	$8,183,182

Common stock and additional paid-in capital:
Beginning balance	7,446,414	7,438,919	7,437,787	7,435,373
Share-based compensation	11,950	13,430	33,811	30,920
Treasury stock reissued for employee benefit plans	(10,151)	(5,421)	(23,385)	(19,365)
Ending balance	7,448,213	7,446,928	7,448,213	7,446,928

Treasury stock:
Beginning balance	(1,595,512)	(1,138,919)	(1,513,017)	(949,714)
Repurchases of common stock for tax withholdings on equity awards	(4,582)	(1,489)	(8,832)	(6,287)
Reissuance of treasury stock for employee benefit plans	12,883	8,201	35,898	24,872
Repurchases of common stock	(150,202)	(256,638)	(251,462)	(457,716)
Ending balance	(1,737,413)	(1,388,845)	(1,737,413)	(1,388,845)

Retained earnings:
Beginning balance	2,886,098	2,341,247	2,755,781	2,204,771
Net income	184,921	143,605	352,458	315,733
Cash dividends declared	(36,898)	(34,191)	(74,118)	(69,843)
Ending balance	3,034,121	2,450,661	3,034,121	2,450,661

Accumulated other comprehensive loss:
Beginning balance	(686,605)	(539,072)	(645,117)	(507,248)
Other comprehensive income (loss)	284,051	(13,212)	242,563	(45,036)
Ending balance	(402,554)	(552,284)	(402,554)	(552,284)

Total stockholders' equity, ending balance	$8,342,367	$7,956,460	$8,342,367	$7,956,460

Cash dividends declared per share	$0.44	$0.40	$0.88	$0.80
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(currency in thousands)
(unaudited)

	Six Months Ended
	May 31, 2025	May 31, 2024
Cash flows from operating activities:
Net income	$352,458	$315,733
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	203,305	206,906
Share-based compensation	33,811	30,920
Provision for doubtful accounts	10,942	4,922
Other	5,952	5,639
Changes in operating assets and liabilities, net of acquisition of businesses:
Accounts receivable, net	460,250	1,385,250
Receivables from vendors, net	(7,041)	128,921
Inventories	(214,637)	24,836
Accounts payable	(870,147)	(1,145,971)
Other operating assets and liabilities	(149,708)	(687,155)
Net cash (used in) provided by operating activities	(174,815)	270,001
Cash flows from investing activities:
Purchases of property and equipment	(71,768)	(78,910)
Acquisition of businesses, net of cash acquired	(4,459)	(26,238)
Other	5,149	4,351
Net cash used in investing activities	(71,078)	(100,797)
Cash flows from financing activities:
Dividends paid	(74,118)	(69,843)
Proceeds from reissuance of treasury stock	12,513	5,507
Repurchases of common stock	(249,328)	(453,375)
Repurchases of common stock for tax withholdings on equity awards	(8,832)	(6,287)
Net borrowings (repayments) on revolving credit loans	208,708	(45,433)
Principal payments on long-term debt	(15,541)	(784,714)
Borrowings on long term debt	—	1,349,376
Cash paid for debt issuance costs	—	(12,715)
Net cash used in financing activities	(126,598)	(17,484)
Effect of exchange rate changes on cash and cash equivalents	80,212	(11,848)
Net (decrease) increase in cash and cash equivalents	(292,279)	139,872
Cash and cash equivalents at beginning of period	1,059,378	1,033,776
Cash and cash equivalents at end of period	$767,099	$1,173,648
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2025 and 2024
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
The accompanying interim unaudited Consolidated Financial Statements as of May 31, 2025 and for the three and six months ended May 31, 2025 and 2024 have been prepared by the Company, without audit, in accordance with the rules and regulations of the United States ("U.S.") Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2024.
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
The Company’s cash and cash equivalents and derivative instruments are transacted and maintained with financial institutions with high credit standing, and their compositions and maturities are regularly monitored by management. Through May 31, 2025, the Company has not experienced any material credit losses on such deposits and derivative instruments.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2025 and 2024
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
The following table provides revenue generated from products purchased from vendors that exceeded 10% of our consolidated revenue for the periods indicated (as a percent of consolidated revenue):

	Three Months Ended		Six Months Ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Apple, Inc.	11%	11%	12%	12%
HP Inc.	11%	10%	10%	N/A (1)
_________________________
(1) Revenue generated from products purchased from this vendor was less than 10% of consolidated revenue during the period presented.
One customer accounted for 11% and 10% of the Company's total revenue during the three and six months ended May 31, 2025, respectively. One customer accounted for 12% and 11% of the Company's total revenue during the three and six months ended May 31, 2024, respectively. As of May 31, 2025 and November 30, 2024, no single customer comprised more than 10% of the consolidated accounts receivable balance.
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

The Company has uncommitted accounts receivable purchase agreements with global financial institutions under which trade accounts receivable of certain customers and their affiliates may be acquired, without recourse, by the financial institutions. Available capacity under these programs is dependent on the level of the Company’s trade accounts receivable with these customers and the financial institutions’ willingness to purchase such receivables. In addition, certain of these programs also require that the Company continue to service, administer and collect the sold accounts receivable. As of May 31, 2025 and November 30, 2024, accounts receivable sold to and held by the financial institutions under these programs were $1.0 billion and $1.2 billion, respectively. Discount fees related to the sale of trade accounts receivable under these facilities are included in “Interest expense and finance charges, net” in the Consolidated Statements of Operations. Discount fees for these programs totaled $13.5 million and $25.5 million in the three and six months ended May 31, 2025, respectively and $16.6 million and $32.6 million in the three and six months ended May 31, 2024, respectively.
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
For the three and six months ended May 31, 2025 and 2024
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
For the three and six months ended May 31, 2025 and 2024
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
NOTE 3—ACQUISITION, INTEGRATION AND RESTRUCTURING COSTS:
Acquisition, integration and restructuring costs during the three and six months ended May 31, 2024 were primarily comprised of costs related to the Merger (as defined below). Other acquisition, integration and restructuring costs were $0.7 million and $1.7 million during the three and six months ended May 31, 2025, respectively, and $5.2 million during the three and six months ended May 31, 2024.
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
For the three and six months ended May 31, 2025 and 2024
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
The Company completed the acquisition, integration and restructuring activities related to the Merger during the first half of fiscal year 2024. There were no related expenses recognized during the three and six months ended May 31, 2025 and there are no related expenses expected in future periods. The Company previously incurred acquisition, integration and restructuring costs related to the completion of the Merger, including professional services costs, personnel and other costs, and long-lived assets charges and termination fees. Professional services costs are primarily comprised of IT and other consulting services, as well as legal expenses. Personnel and other costs are primarily comprised of costs related to retention and other bonuses, severance and duplicative labor costs. Long-lived assets charges and termination fees include accelerated depreciation and amortization expense of $5.1 million and $5.5 million recorded during the three and six months ended May 31, 2024, respectively, due to changes in asset useful lives in conjunction with the consolidation of certain IT systems, along with $10.4 million and $17.0 million recorded during the three and six months ended May 31, 2024, respectively, for termination fees related to certain IT systems.
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
During the three and six months ended May 31, 2024, acquisition and integration expenses related to the Merger were composed of the following:

	Three Months Ended	Six Months Ended
	May 31, 2024	May 31, 2024

	(currency in thousands)
Professional services costs	$7,058	$16,456
Personnel and other costs	7,316	15,279
Long-lived assets charges and termination fees	15,496	22,533
Voluntary severance program costs	2,893	10,113
Total	$32,763	$64,381
NOTE 4—SHARE-BASED COMPENSATION:
Overview of Stock Incentive Plans
The Company recognizes share-based compensation expense for all share-based awards made to employees and outside directors, including employee stock options, restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance-based RSUs ("PRSUs") and employee stock purchase rights, based on estimated fair values.
The following tables summarize the Company's share-based awards activity for stock incentive plans during the six months ended May 31, 2025.
A summary of the changes in the Company's stock options is set forth below:

(shares in thousands)	Stock options
Balances as of November 30, 2024	482
Exercised	(78)
Balances as of May 31, 2025	404

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2025 and 2024
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
A summary of the changes in the Company's non-vested RSAs and RSUs is presented below:

(shares in thousands)	RSAs and RSUs
Non-vested as of November 30, 2024	1,252
Granted	141
Vested	(219)
Attainment adjustments(1)	(12)
Cancelled	(35)
Non-vested as of May 31, 2025	1,127
__________________
(1) During the six months ended May 31, 2025, the attainment on PRSUs vested was adjusted to reflect actual performance.
The Company recorded $12.0 million and $33.8 million of share-based compensation expense during the three and six months ended May 31, 2025, respectively and $13.4 million and $30.9 million during the three and six months ended May 31, 2024, respectively within "Selling, general and administrative expenses" in the Consolidated Statements of Operations for stock incentive plans.

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
As of May 31, 2025, the Company had $1.5 billion available for future repurchases of its common stock under the March 2024 share repurchase program.
The Company's common share repurchase activity for the six months ended May 31, 2025 is summarized as follows:

(shares in thousands, except per share amounts)	Shares	Weighted-average price per share
Treasury stock balance as of November 30, 2024	15,289	$98.96
Shares of treasury stock repurchased under share repurchase program (1)	2,091	119.19
Shares of treasury stock repurchased for tax withholdings on equity awards	72	123.16
Shares of treasury stock reissued for employee benefit plans	(360)	99.71
Treasury stock balance as of May 31, 2025	17,092	$101.65
_________________________
(1) Weighted-average price per share excludes broker's commissions and excise taxes. "Repurchases of common stock" in the Consolidated Statements of Cash Flows for the six months ended May 31, 2025 and 2024 excludes amounts related to excise tax that when accrued are included in "Other current liabilities" and "Treasury stock" on the Consolidated Balance Sheets. Excise taxes paid are classified as operating activities in the Consolidated Statements of Cash Flows.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2025 and 2024
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
Dividends
On June 24, 2025, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.44 per common share payable on July 25, 2025 to stockholders of record as of the close of business on July 11, 2025. Dividends are subject to continued capital availability and the declaration by the Board of Directors in the best interest of the Company’s stockholders.
NOTE 6—EARNINGS PER COMMON SHARE:
The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Six Months Ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024

	(currency and share amounts in thousands, except per share amounts)
Basic earnings per common share:
Net income attributable to common stockholders(1)	$183,292	$142,280	$349,242	$312,887
Weighted-average number of common shares - basic	82,626	85,453	83,115	86,655
Basic earnings per common share	$2.22	$1.67	$4.20	$3.61

Diluted earnings per common share:
Net income attributable to common stockholders(1)	$183,297	$142,284	$349,252	$312,896

Weighted-average number of common shares - basic	82,626	85,453	83,115	86,655
Effect of dilutive securities:
Stock options and RSUs	309	416	332	364
Weighted-average number of common shares - diluted	82,935	85,869	83,447	87,019

Diluted earnings per common share	$2.21	$1.66	$4.19	$3.60

Anti-dilutive shares excluded from diluted earnings per share calculation	67	137	33	179
_________________________
(1) Diluted EPS is calculated using the two-class method. Unvested RSAs granted to employees are considered participating securities. For purposes of calculating Diluted EPS, net income allocated to participating securities was approximately 0.9% of net income for both the three and six months ended May 31, 2025 and 2024.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2025 and 2024
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
NOTE 7—BALANCE SHEET COMPONENTS:
Accounts receivable, net:
The following table summarizes accounts receivable, net:

	As of
	May 31, 2025	November 30, 2024

	(currency in thousands)
Accounts receivable	$10,223,250	$10,443,290
Less: Allowance for doubtful accounts	(95,290)	(101,665)
Accounts receivable, net	$10,127,960	$10,341,625
Allowance for doubtful trade receivables:
The following table summarizes the changes to the allowance for doubtful trade receivables (currency in thousands):

Balance as of November 30, 2024	$101,665
Additions	10,942
Write-offs, recoveries, reclassifications and foreign exchange translation	(17,317)
Balance as of May 31, 2025	$95,290
Accumulated other comprehensive loss:
The components of accumulated other comprehensive loss (“AOCI”), net of taxes, were as follows:

	Unrealized (losses) gains on cash flow hedges, net of taxes	Foreign currency translation adjustment and other, net of taxes	Total
Balance as of November 30, 2024	$(110)	$(645,007)	$(645,117)
Other comprehensive (loss) income before reclassification	(1,626)	243,810	242,184
Reclassification of losses from accumulated other comprehensive loss	379	—	379
Balance as of May 31, 2025	$(1,357)	$(401,197)	$(402,554)
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
For the three and six months ended May 31, 2025 and 2024
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
All derivatives are recognized on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded in the Consolidated Statements of Operations, or as a component of AOCI in the Consolidated Balance Sheets, as discussed below.
Cash Flow Hedges
The Company designates certain foreign currency forward contracts used to hedge forecasted sales transactions, inventory purchases and operating expenses that are denominated in currencies other than the legal entity's functional currency as cash flow hedges. These foreign currency forward contracts generally have terms up to 24 months. Gains and losses on cash flow hedges are recorded in AOCI until the hedged item is recognized in earnings. Deferred gains and losses associated with cash flow hedges are recognized in the Consolidated Statements of Operations in the same period as the related impacts from the hedged items, as follows: hedges of forecasted sales transactions are recognized in "Revenue", hedges of forecasted inventory purchases are recognized in "Cost of revenue" and hedges of forecasted operating expenses are recognized in "Selling, general and administrative expenses".
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
For the three and six months ended May 31, 2025 and 2024
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
Fair Values of Derivative Instruments in the Consolidated Balance Sheets
The fair values of the Company’s derivative instruments are disclosed in Note 9 – Fair Value Measurements and summarized in the table below:

	Value as of
Balance Sheet Line Item (currency in thousands)	May 31, 2025	November 30, 2024
Derivative instruments not designated as hedging instruments:
Foreign exchange forward contracts (notional value)	$2,277,702	$1,962,852
Other current assets	4,615	11,863
Other accrued liabilities	15,500	8,096
Derivative instruments designated as cash flow hedges:
Foreign exchange forward contracts (notional value)(1)	$54,941	$—
Other current liabilities	874	—
Derivative instruments designated as net investment hedges:
Foreign currency forward contracts (notional value)	$680,559	$687,475
Other current assets	—	220
Other long-term assets	—	2,320
Other accrued liabilities	827	91
Other long-term liabilities	42,198	7,889
Foreign exchange collar contracts (notional value)	$300,000	$300,000
Other long-term assets	—	1,792
Other long-term liabilities	6,113	—
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
For the three and six months ended May 31, 2025 and 2024
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

		Three Months Ended		Six Months Ended
	Location of Gains (Losses) in Income	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024

		(currency in thousands)
Derivative instruments not designated as hedging instruments:
(Losses) gains recognized from foreign exchange contracts, net⁽¹⁾	Cost of revenue	$(62,401)	$326	$(47,404)	$6,448
(Losses) gains recognized from foreign exchange contracts, net⁽¹⁾	Other expense, net	(125)	(290)	(2,612)	1,766
Total		$(62,526)	$36	$(50,016)	$8,214

Derivative instruments designated as cash flow hedges(2):
Losses recognized in OCI on foreign exchange forward contracts		$(1,619)	$—	$(1,626)	$—
Losses on foreign exchange forward contracts reclassified from AOCI into income	Cost of revenue	$(646)	$—	$(238)	$—
Losses on foreign exchange forward contracts reclassified from AOCI into income	Selling, general and administrative expenses	$(92)	$—	$(147)	$—

Derivative instruments designated as net investment hedges:
(Losses) gains recognized in OCI on foreign exchange forward contracts		$(54,676)	$(872)	$(42,452)	$4,572
Gains recognized in income (amount excluded from effectiveness testing)	Interest expense and finance charges, net	$2,554	$2,388	$5,077	$4,644
Losses recognized in OCI on foreign exchange collar contracts(3)		$(9,806)	$—	$(7,905)	$—
____________________________
(1) The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies.
(2) The Company had no material cash flow hedges outstanding during the three and six months ended May 31, 2024.
(3) The Company had no foreign exchange collar contracts outstanding during the three and six months ended May 31, 2024.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2025 and 2024
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
Except for the net investment hedge amounts shown above, there were no gain or loss amounts excluded from the assessment of effectiveness. Existing net losses in AOCI that are expected to be reclassified into earnings in the normal course of business within the next twelve months are $0.9 million.
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
The following table summarizes the valuation of the Company’s financial instruments that are measured at fair value on a recurring basis:

	As of May 31, 2025				As of November 30, 2024
		Fair value measurement category				Fair value measurement category
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(currency in thousands)
Assets:
Forward foreign currency exchange contracts not designated as hedges	$4,615	$—	$4,615	$—	$11,863	$—	$11,863	$—
Forward foreign currency exchange contracts designated as net investment hedges	—	—	—	—	2,540	—	2,540	—
Foreign exchange collar contracts designated as net investment hedges	—	—	—	—	1,792	—	1,792	—
Liabilities:
Forward foreign currency exchange contracts not designated as hedges	$15,500	$—	$15,500	$—	$8,096	$—	$8,096	$—
Forward foreign currency exchange contracts designated as net investment hedges	43,025	—	43,025	—	7,980	—	7,980	—
Forward foreign currency exchange contracts designated as cash flow hedges(1)	874	—	874	—	—	—	—	—
Foreign exchange collar contracts designated as net investment hedges	6,113	—	6,113	—	—	—	—	—
(1) The Company had no material cash flow hedges outstanding as of November 30, 2024.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2025 and 2024
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
The fair values of forward exchange contracts are measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. The fair values of foreign exchange collar contracts are measured using the cash flows of the contracts, discount rates to account for the passage of time, implied volatility and current foreign exchange market data, which are all based on inputs readily available in public markets. The effect of nonperformance risk on the fair value of derivative instruments was not material as of May 31, 2025 and November 30, 2024.
The carrying values of accounts receivable, accounts payable and short-term debt approximate fair value due to their short maturities and interest rates which are variable in nature. The carrying value of the Company’s term loans approximate their fair value since they bear interest rates that are similar to existing market rates. The estimated fair value of the Senior Notes was approximately $2.3 billion as of both May 31, 2025 and November 30, 2024.
During the six months ended May 31, 2025, there were no transfers between the fair value measurement category levels.
NOTE 10—BORROWINGS:
Borrowings consist of the following:

	As of
	May 31, 2025	November 30, 2024
	(currency in thousands)
TD SYNNEX Revolving Credit Facility	$150,000	$—
Other short-term borrowings	232,425	171,092
Borrowings, current	$382,425	$171,092

TD SYNNEX 1.750% Senior Notes due August 9, 2026 (1) (2)	$700,000	$700,000
TD SYNNEX 2.375% Senior Notes due August 9, 2028 (1) (2)	600,000	600,000
TD SYNNEX 2.650% Senior Notes due August 9, 2031 (1) (2)	500,000	500,000
TD SYNNEX 6.100% Senior Notes due April 12, 2034 (2)	600,000	600,000
Total TD SYNNEX Senior Notes	$2,400,000	$2,400,000
TD SYNNEX Term Loan	581,250	581,250
2024 Term Loan	750,000	750,000
Total term loans	$1,331,250	$1,331,250
Other credit agreements and long-term debt	9,471	24,956
Long-term borrowings, before unamortized debt discount and issuance costs	$3,740,721	$3,756,206
Less: unamortized debt discount and issuance costs	(17,441)	(19,807)
Long-term borrowings	$3,723,280	$3,736,399
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
For the three and six months ended May 31, 2025 and 2024
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
Under the terms of the U.S. AR Arrangement, the Company and certain of its U.S. subsidiaries sell, on a revolving basis, their receivables to a wholly-owned, bankruptcy-remote subsidiary. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled approximately $3.2 billion and $3.4 billion as of May 31, 2025 and November 30, 2024, respectively. The borrowings are funded by pledging all of the rights, title and interest in the receivables acquired by the Company's bankruptcy-remote subsidiary as security. Any amounts borrowed under the U.S. AR Arrangement are recorded as debt on the Company's Consolidated Balance Sheets. There were no amounts outstanding under the U.S. AR Arrangement at May 31, 2025 or November 30, 2024.
TD SYNNEX Credit Agreement
The Company is party to an amended and restated credit agreement, dated as of April 16, 2024 (as amended, the “TD SYNNEX Credit Agreement”) with the lenders party thereto and Citibank, N.A., as agent, pursuant to which the Company received commitments for the extension of a senior unsecured revolving credit facility (the “TD SYNNEX Revolving Credit Facility”) not to exceed an aggregate principal amount of $3.5 billion, which may, at the request of the Company but subject to the lenders’ discretion, potentially be increased by up to an aggregate amount of $500.0 million. The borrowers under the TD SYNNEX Credit Agreement are TD SYNNEX Corporation and certain subsidiaries of the Company. There was $150.0 million outstanding under the TD SYNNEX Revolving Credit Facility at May 31, 2025 at an interest rate of 5.61%. There were no amounts outstanding under the TD SYNNEX Revolving Credit Facility at November 30, 2024. Borrowings under the TD SYNNEX Revolving Credit Facility bear interest at a per annum rate equal to the applicable SOFR rate, plus a credit spread adjustment, plus the applicable margin, as well as a commitment fee as referenced in the table below:

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
For the three and six months ended May 31, 2025 and 2024
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
The TD SYNNEX Credit Agreement also includes a senior unsecured term loan (the “TD SYNNEX Term Loan”) in an original aggregate principal amount of $1.5 billion. There was $581.3 million outstanding on the TD SYNNEX Term Loan as of both May 31, 2025 and November 30, 2024. Loans borrowed under the TD SYNNEX Credit Agreement bear interest at a per annum rate equal to the applicable SOFR rate, plus a credit spread adjustment, plus the applicable margin as referenced in the table below:

Maturity Date	Credit Spread Adjustment	Margin(1)	Effective Interest Rate as of May 31, 2025	Effective Interest Rate as of November 30, 2024
September 1, 2026	0.10%	1.125%-1.750%	5.80%	6.05%
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
Loans borrowed under the 2024 Term Loan Credit Agreement bear interest at a per annum rate equal to the applicable SOFR rate, plus credit spread adjustment, plus the applicable margin within a range based on the Company’s Public Debt Rating (as defined in the 2024 Term Loan Credit Agreement). Key terms for the 2024 Term Loan Credit Agreement are as follows:

Maturity Date	Credit Spread Adjustment	Margin	Effective Interest Rate as of May 31, 2025	Effective Interest Rate as of November 30, 2024
September 1, 2027	0.10%	1.000% - 1.625%	5.68%	6.04%
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
For the three and six months ended May 31, 2025 and 2024
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
Other Short-Term Borrowings
The Company has various other committed and uncommitted lines of credit with financial institutions, short-term loans, term loans, credit facilities, and book overdraft facilities, totaling approximately $616.8 million in borrowing capacity as of May 31, 2025. Most of these facilities are provided on a short-term basis and are reviewed periodically for renewal. Interest rates and other terms of borrowing under these lines of credit vary by country, depending on local market conditions. There was $232.4 million outstanding on these facilities at May 31, 2025, at a weighted average interest rate of 8.87%, and there was $171.1 million outstanding at November 30, 2024, at a weighted average interest rate of 7.91%. Borrowings under these lines of credit facilities are guaranteed by the Company or secured by eligible accounts receivable.
At May 31, 2025, the Company was also contingently liable for reimbursement obligations with respect to issued standby letters of credit in the aggregate outstanding amount of $51.5 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.
The maximum commitment amounts for local currency credit facilities have been translated into U.S. dollars at May 31, 2025 exchange rates.
Covenant Compliance
The Company's credit facilities have a number of covenants and restrictions that require the Company to maintain specified financial ratios, including a maximum debt to EBITDA ratio and a minimum interest coverage ratio, in each case tested on the last day of each fiscal quarter. The covenants also limit the Company’s ability to incur additional debt, create liens, enter into agreements with affiliates, modify the nature of the Company’s business, and merge or consolidate. As of May 31, 2025, the Company was in compliance with all material financial covenants for the above arrangements.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2025 and 2024
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
NOTE 11 – SUPPLIER FINANCE PROGRAMS:
The Company has certain arrangements with third-party financial institutions ("Supplier Finance Programs"), which facilitate the participating vendors’ ability to sell their accounts receivable from the Company to the third-party financial institutions, at the sole discretion of these vendors. The Company is not party to the agreements between the vendor and the third-party financial institution. As part of these arrangements, the Company generally receives more favorable payment terms from its vendors. The Company’s rights and obligations to its vendors, including amounts due, are generally not impacted by Supplier Finance Programs. However, the Company agrees to make all payments to the third-party financial institutions, and the Company’s right to offset balances due from vendors against payment obligations is restricted by the agreements for those payment obligations that have been sold by the respective vendors. The Company generally does not incur any fees under Supplier Finance Programs; however, the Company did recognize an immaterial amount of fees during the three and six months ended May 31, 2025 and 2024 within "Cost of revenue" in the Company's Consolidated Statements of Operations related to an arrangement with a certain vendor. As of May 31, 2025 and November 30, 2024, the Company had $2.8 billion and $3.2 billion, respectively, in obligations outstanding under these programs included in “Accounts payable” in the Company’s Consolidated Balance Sheets and all activity related to the obligations is presented within operating activities in the Consolidated Statements of Cash Flows.
NOTE 12—SEGMENT INFORMATION:
Summarized financial information related to the Company’s reportable business segments for the periods presented is shown below:

	Americas	Europe	APJ	Consolidated

	(currency in thousands)
Three Months Ended May 31, 2025
Revenue	$9,009,195	$4,889,997	$1,047,123	$14,946,315
Operating income	252,646	50,312	25,181	328,139
Three Months Ended May 31, 2024
Revenue	$8,557,573	$4,426,775	$963,560	$13,947,908
Operating income	209,284	34,360	20,304	263,948
Six Months Ended May 31, 2025
Revenue	$17,398,533	$10,027,762	$2,051,727	$29,478,022
Operating income	446,368	136,204	50,026	632,598
Six Months Ended May 31, 2024
Revenue	$16,460,669	$9,544,027	$1,918,465	$27,923,161
Operating income	368,966	142,685	54,869	566,520

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2025 and 2024
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

When used in this Quarterly Report on Form 10-Q, or this “Report”, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “allows,” “can,” “may,” “could,” “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our business model and our services, our business and market strategy, future growth, demand, our infrastructure, our investment in our information technology ("IT") systems, our employee hiring and retention, our revenue, sources of revenue, our gross margins, our operating costs and results, timing of payment, the value of our inventory, our competition, our future needs and sources for additional financing, contract terms, relationships with our suppliers, adequacy of our facilities, our legal proceedings, our operations, foreign currency exchange rates and hedging activities, our strategic acquisitions, seasonality of sales, adequacy of our cash resources, our debt and financing arrangements, including our supplier finance programs, the impact of any change to our credit rating, interest rate risk and impact thereof, cash held by our international subsidiaries and repatriation, changes in fair value of derivative instruments, our tax liabilities, adequacy of our disclosure controls and procedures, cybersecurity and cyberattacks, impact of our pricing policies, impact of economic and industry trends, changes to the markets in which we compete, impact of new reporting rules and accounting policies, our estimates and assumptions, impact of inventory repurchase obligations and commitments and contingencies, our effective tax rates, impact of any impairment of our goodwill and intangible assets, and our share repurchase and dividend program. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed herein and others, including risks related to the buying patterns of our customers, concentration of sales to large customers, the loss or consolidation of one or more of our significant original equipment manufacturer ("OEM") suppliers or customers, market acceptance of the products we assemble and distribute, competitive conditions in our industry and their impact on our margins, pricing and other terms with our OEM suppliers, our ability to retain key personnel, our ability to gain market share, variations in supplier-sponsored programs, changes in our costs and operating expenses, increased inflation, uncertainty over global trade policies and the impacts of related tariffs, dependence upon and trends in capital spending budgets in the IT industry, fluctuations in general economic conditions, changes in tax laws, risks associated with our international operations, any incidents of theft, uncertainties and variability in demand by our reseller and integration customers, credit exposure to our reseller customers and negative trends in their businesses, supply shortages or delays, any termination or reduction in our supplier finance programs; changes in value of foreign currencies and interest rates and other risk factors contained in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended November 30, 2024. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, unless otherwise required by law.

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
Overview
We are a Fortune 100 corporation and a leading global distributor and solutions aggregator for the IT ecosystem. We serve a critical role, bringing products from the world's leading and emerging technology vendors to market, and helping our customers create solutions best suited to maximize business outcomes for their end-user customers.

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
We are focusing on the following strategic imperatives in pursuit of our vision:
•Unify our reach through expansion of our portfolio in both mature and developing markets through our targeted go-to-market strategy.
•Target new customers by leveraging our specialist model to target emerging customer groups, offering deeply personalized solutions to grow our customer base.
•Expand our addressable market through our unique vendor value proposition, capitalizing on end-to-end capabilities through growth with our existing vendors and through building relationships with new vendors.
•Diversify our offerings within our end-to-end portfolio of products, services and solutions, including further investments in hyperscale infrastructure manufacturing.
•Accelerate our focus on services and invest in the growth of our services business to enhance our value proposition to vendors and customers.
We offer a comprehensive catalog of technology products from OEMs, such as personal computing devices, mobile phones and accessories, and strategic technologies such as cloud, security, data analytics, artificial intelligence ("AI") and hyperscale infrastructure. This enables us to offer comprehensive solutions to our customers, including value-added resellers ("VARs"), corporate resellers, government resellers, system integrators, direct marketers, retailers and managed service providers ("MSPs"). We combine our core strengths in distribution with demand generation, supply chain management and design and integration solutions to help our customers achieve greater efficiencies in time to market, cost minimization, real-time linkages in the supply chain and aftermarket product support. We also provide comprehensive IT solutions including hardware, software and services which provides a highly efficient route to market for both vendors and customers.
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
Our business is characterized by low gross profit as a percentage of revenue, or gross margin, and low operating income as a percentage of revenue, or operating margin. Relatedly, tariffs, value added taxes and other similar charges on our products are generally passed through to our customers as part of our sales price. The market for IT products has generally been characterized by declining unit prices and short product life cycles, although unit prices for certain products have increased during certain periods due to factors such as supply chain constraints and inflation. We set our sales price based on the market supply and demand characteristics for each particular product or bundle of products we distribute and services we provide.

Economic and Industry Trends
We are highly dependent on the end-market demand for IT products, and on our partners’ strategic initiatives and business models. This end-market demand is influenced by many factors including the introduction of new IT products and software by OEM suppliers, replacement cycles for existing IT products, trends toward cloud computing and AI, overall economic growth and general business activity. A difficult and challenging economic environment, due to the continued persistence of inflation, elevated interest rates, market volatility and adverse effects on product demand connected to geopolitical developments including tariff uncertainty, or other factors may also lead to decline in the IT industry or increased price-based competition. Our systems design and integration solutions business is highly dependent on the demand for cloud infrastructure, and the number of key customers and suppliers in the market. Our business includes operations in the Americas, Europe and Asia-Pacific and Japan ("APJ") so we are affected by demand for our products in those regions, as well as the impact of fluctuations in foreign currency exchange rates compared to the United States ("U.S.") dollar.
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
Results of Operations
The following table sets forth, for the indicated periods, data as percentages of total revenue:

	Three Months Ended		Six Months Ended
Consolidated Statements of Operations Data:	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	(93.00)%	(93.02)%	(93.06)%	(92.91)%
Gross profit	7.00%	6.98%	6.94%	7.09%
Selling, general and administrative expenses	(4.80)%	(4.82)%	(4.78)%	(4.82)%
Acquisition, integration and restructuring costs	—%	(0.27)%	(0.01)%	(0.24)%
Operating income	2.20%	1.89%	2.15%	2.03%
Interest expense and finance charges, net	(0.61)%	(0.55)%	(0.60)%	(0.55)%
Other expense, net	—%	(0.02)%	(0.01)%	(0.02)%
Income before income taxes	1.59%	1.32%	1.54%	1.46%
Provision for income taxes	(0.35)%	(0.29)%	(0.34)%	(0.33)%
Net income	1.24%	1.03%	1.20%	1.13%

Certain Non-GAAP Financial Information
In addition to disclosing financial results that are determined in accordance with GAAP, we also disclose certain non-GAAP financial information, including:
•Revenue in constant currency, which is revenue adjusted for the translation effect of foreign currencies so that certain financial results can be viewed without the impact of fluctuations in foreign currency exchange rates, thereby facilitating period-to-period comparisons of our business performance. Revenue in constant currency is calculated by translating the revenue for the three and six months ended May 31, 2025 in the billing currency using the comparable prior period currency conversion rate. Generally, when the dollar either strengthens or weakens against other currencies, the growth at constant currency rates will be higher or lower than growth reported at actual exchange rates.
•Adjusted selling, general and administrative expenses, which excludes acquisition, integration and restructuring costs, the amortization of intangible assets and share-based compensation expense. TD SYNNEX also uses adjusted selling, general and administrative expenses as a percentage of gross profit, which is a useful metric in considering the portion of gross profit retained after selling, general and administrative expenses.
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
Three and Six Months Ended May 31, 2025 and 2024:
Revenue
The following table summarizes our revenue and change in revenue by segment for the three and six months ended May 31, 2025 and 2024:

	Three Months Ended			Six Months Ended
	May 31, 2025	May 31, 2024	Percent Change	May 31, 2025	May 31, 2024	Percent Change

Revenue in constant currency	(in thousands)			(in thousands)
Consolidated
Revenue	$14,946,315	$13,947,908	7.2%	$29,478,022	$27,923,161	5.6%
Impact of changes in foreign currencies	(114,574)	—		169,122	—
Revenue in constant currency	$14,831,741	$13,947,908	6.3%	$29,647,144	$27,923,161	6.2%

Americas
Revenue	$9,009,195	$8,557,573	5.3%	$17,398,533	$16,460,669	5.7%
Impact of changes in foreign currencies	38,184	—		104,423	—
Revenue in constant currency	$9,047,379	$8,557,573	5.7%	$17,502,956	$16,460,669	6.3%

Europe
Revenue	$4,889,997	$4,426,775	10.5%	$10,027,762	$9,544,027	5.1%
Impact of changes in foreign currencies	(142,261)	—		56,417	—
Revenue in constant currency	$4,747,736	$4,426,775	7.3%	$10,084,179	$9,544,027	5.7%

APJ
Revenue	$1,047,123	$963,560	8.7%	$2,051,727	$1,918,465	6.9%
Impact of changes in foreign currencies	(10,497)	—		8,282	—
Revenue in constant currency	$1,036,626	$963,560	7.6%	$2,060,009	$1,918,465	7.4%

Consolidated
•Three Months Ended May 31, 2025 versus May 31, 2024 - Revenue and revenue in constant currency increased by $1.0 billion and $0.9 billion, respectively. The increases are primarily driven by growth in both our Endpoint Solutions and Advanced Solutions portfolios, partially offset by a greater percentage of our sales being presented on a net basis due to the mix of products sold, which negatively impacted our revenue compared to the prior three months ended May 31, 2024 by approximately $700 million, or 5%. The impact of changes in foreign currencies is primarily due to the strengthening of the euro against the U.S. dollar.
•Six Months Ended May 31, 2025 versus May 31, 2024 - Revenue and revenue in constant currency increased by $1.6 billion and $1.7 billion, respectively. The increases are primarily driven by growth in both our Endpoint Solutions and Advanced Solutions portfolios, partially offset by a greater percentage of our sales being presented on a net basis due to the mix of products sold, which negatively impacted our revenue compared to the prior six months ended May 31, 2024 by approximately $1.2 billion, or 4%. The impact of changes in foreign currencies is primarily due to the weakening of the Canadian dollar against the U.S. dollar.
Americas
•Three Months Ended May 31, 2025 versus May 31, 2024 - Revenue and revenue in constant currency increased by $451.6 million and $489.8 million, respectively. The increases are primarily driven by growth in both our Advanced Solutions and Endpoint Solutions portfolios in the region, partially offset by a greater percentage of our sales being presented on a net basis due to the mix of products sold, which negatively impacted our revenue compared to the three months ended May 31, 2024 by approximately $300 million, or 4%. The impact of changes in foreign currencies is primarily due to the weakening of the Canadian dollar against the U.S. dollar.
•Six Months Ended May 31, 2025 versus May 31, 2024 - Revenue and revenue in constant currency increased by $937.9 million and $1.0 billion, respectively. The increases are primarily driven by growth in both our Advanced Solutions and Endpoint Solutions portfolios in the region, partially offset by a greater percentage of our sales being presented on a net basis due to the mix of products sold, which negatively impacted our revenue compared to the six months ended May 31, 2024 by approximately $460 million, or 3%. The impact of changes in foreign currencies is primarily due to the weakening of the Canadian dollar against the U.S. dollar.
Europe
•Three Months Ended May 31, 2025 versus May 31, 2024 - Revenue and revenue in constant currency increased by $463.2 million and $321.0 million, respectively. The increases are primarily driven by growth in both our Endpoint Solutions and Advanced Solutions portfolios in the region, partially offset by a greater percentage of our sales being presented on a net basis due to the mix of products sold, which negatively impacted our revenue compared to the three months ended May 31, 2024 by approximately $270 million, or 6%. The impact of changes in foreign currencies is primarily due to the strengthening of the euro against the U.S. dollar.
•Six Months Ended May 31, 2025 versus May 31, 2024 - Revenue and revenue in constant currency increased by $483.7 million and $540.2 million, respectively. The increases are primarily driven by growth in both our Endpoint Solutions and Advanced Solutions portfolios in the region, partially offset by a greater percentage of our sales being presented on a net basis due to the mix of products sold, which negatively impacted our revenue compared to the six months ended May 31, 2024 by approximately $480 million, or 5%. The impact of changes in foreign currencies is primarily due to the weakening of the euro against the U.S. dollar that occurred during the fiscal first quarter.
APJ
•Three Months Ended May 31, 2025 versus May 31, 2024 - Revenue and revenue in constant currency increased by $83.6 million and $73.1 million, respectively. The increases are primarily driven by growth in both our Endpoint Solutions and Advanced Solutions portfolios in the region, partially offset by a greater percentage of our sales being presented on a net basis due to the mix of products sold, which negatively impacted our revenue compared to the three months ended May 31, 2024 by approximately $120 million, or 13%. The impact of changes in foreign currencies is primarily due to the strengthening of the Japanese yen against the U.S. dollar.
•Six Months Ended May 31, 2025 versus May 31, 2024 - Revenue and revenue in constant currency increased by $133.3 million and $141.5 million, respectively. The increases are primarily driven by growth in both our Endpoint Solutions and Advanced Solutions portfolios in the region, partially offset by a greater percentage of our sales being presented on a net basis due to the mix of products sold, which negatively impacted our revenue compared to the six months ended May 31, 2024 by approximately $260 million, or 14%. The impact of changes in foreign currencies is primarily due to the weakening of the Indian rupee against the U.S. dollar.

Gross Profit

	Three Months Ended			Six Months Ended
	May 31, 2025	May 31, 2024	Percent Change	May 31, 2025	May 31, 2024	Percent Change

Gross profit & gross margin - Consolidated	(in thousands)			(in thousands)
Revenue	$14,946,315	$13,947,908	7.2%	$29,478,022	$27,923,161	5.6%

Gross profit	$1,046,373	$973,547	7.5%	$2,044,379	$1,979,313	3.3%

Gross margin	7.00%	6.98%		6.94%	7.09%
Our gross margin is affected by a variety of factors, including competition, selling prices, mix of products, the percentage of revenue that is presented on a net basis, product costs along with rebate and discount programs from our suppliers, reserves or settlement adjustments, freight costs, inventory losses and fluctuations in revenue.
Three Months Ended May 31, 2025 versus May 31, 2024
•Gross profit increased primarily due to the increase in revenue due to growth in both our Endpoint Solutions and Advanced Solutions portfolios.
•Gross margin was relatively consistent. The presentation of additional revenues on a net basis due to the mix of products sold positively impacted our gross margin by approximately 31 basis points, which was partially offset by higher strategic technologies margins in the prior year period.
Six Months Ended May 31, 2025 versus May 31, 2024
•Gross profit increased, primarily due to the increase in revenue due to growth in both our Endpoint Solutions and Advanced Solutions portfolios, partially offset by the decrease in gross margin.
•Gross margin decreased primarily due to higher strategic technologies margins during the prior year, partially offset by the impact of the presentation of additional revenues on a net basis due to the mix of products sold, which positively impacted our gross margin by approximately 27 basis points.
Selling, General and Administrative ("SG&A") Expenses

	Three Months Ended			Six Months Ended
	May 31, 2025	May 31, 2024	Percent Change	May 31, 2025	May 31, 2024	Percent Change

	(in thousands)			(in thousands)
Gross profit	$1,046,373	$973,547	7.5%	$2,044,379	$1,979,313	3.3%

Selling, general and administrative expenses(1)	$717,570	$671,714	6.8%	$1,410,055	$1,343,259	5.0%
Amortization of intangibles	(73,282)	(72,759)		(144,689)	(145,636)
Share-based compensation	(11,950)	(13,430)		(33,811)	(30,920)
Adjusted selling, general and administrative expenses	$632,338	$585,525	8.0%	$1,231,555	$1,166,703	5.6%

Selling, general and administrative expenses(1) as a percent of gross profit	68.6%	69.0%		69.0%	67.9%
Adjusted selling, general and administrative expenses as a percent of gross profit	60.4%	60.1%		60.2%	58.9%
(1) Excludes acquisition, integration and restructuring costs, which are presented separately on the Consolidated Statements of Operations.

Our SG&A expenses consist primarily of personnel costs such as salaries, commissions, bonuses and temporary personnel costs. SG&A expenses also include cost of warehouses, delivery centers and other non-integration facilities, share-based compensation expense, utility expenses, legal and professional fees, depreciation on certain of our capital equipment, bad debt expense, amortization of our intangible assets, and marketing expenses, offset in part by reimbursements from our OEM suppliers.
Three Months Ended May 31, 2025 versus May 31, 2024
•SG&A expenses and adjusted SG&A expenses increased primarily due to higher personnel costs.
•SG&A expenses as a percentage of gross profit and adjusted SG&A expenses as a percentage of gross profit were relatively consistent as the increase in SG&A expenses primarily due to higher personnel costs correlated with the increase in revenue.
Six Months Ended May 31, 2025 versus May 31, 2024
•SG&A expenses and adjusted SG&A expenses increased primarily due to higher personnel costs.
•SG&A expenses as a percentage of gross profit and adjusted SG&A expenses as a percentage of gross profit increased primarily due to higher strategic technologies gross margins during the prior year, as the current period increase in SG&A expenses correlated with the increase in revenue.
Acquisition, Integration and Restructuring Costs
Acquisition, integration and restructuring costs during the three and six months ended May 31, 2024 were primarily comprised of costs related to the Merger. Other acquisition, integration and restructuring costs were $0.7 million and $1.7 million during the three and six months ended May 31, 2025, respectively, and $5.2 million during the three and six months ended May 31, 2024.
The Merger
We completed the acquisition, integration and restructuring activities related to the Merger during the first half of fiscal year 2024. There were no related expenses recognized during the three and six months ended May 31, 2025 and there are no related expenses expected in future periods. We previously incurred acquisition, integration and restructuring costs related to the completion of the Merger, including professional services costs, personnel and other costs, and long-lived assets charges and termination fees. Professional services costs are primarily comprised of IT and other consulting services, as well as legal expenses. Personnel and other costs are primarily comprised of costs related to retention and other bonuses, severance and duplicative labor costs. Long-lived assets charges and termination fees include accelerated depreciation and amortization expense of $5.1 million and $5.5 million recorded during the three and six months ended May 31, 2024, respectively, due to changes in asset useful lives in conjunction with the consolidation of certain IT systems, along with $10.4 million and $17.0 million recorded during the three and six months ended May 31, 2024, respectively for termination fees related to certain IT systems.
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
During the three and six months ended May 31, 2024, acquisition and integration expenses related to the Merger were composed of the following:

	Three Months Ended	Six Months Ended
	May 31, 2024	May 31, 2024

	(in thousands)
Professional services costs	$7,058	$16,456
Personnel and other costs	7,316	15,279
Long-lived assets charges and termination fees	15,496	22,533
Voluntary severance program costs	2,893	10,113
Total	$32,763	$64,381

Operating Income
The following tables provide an analysis of operating income and non-GAAP operating income on a consolidated and regional basis as well as a reconciliation of operating income to non-GAAP operating income on a consolidated and regional basis for the three and six months ended May 31, 2025 and 2024:

	Three Months Ended			Six Months Ended
	May 31, 2025	May 31, 2024	Percent Change	May 31, 2025	May 31, 2024	Percent Change

Operating income & operating margin - Consolidated	(in thousands)			(in thousands)
Revenue	$14,946,315	$13,947,908		$29,478,022	$27,923,161

Operating income	$328,139	$263,948	24.3%	$632,598	$566,520	11.7%
Acquisition, integration and restructuring costs	664	37,885		1,726	69,534
Amortization of intangibles	73,282	72,759		144,689	145,636
Share-based compensation	11,950	13,430		33,811	30,920
Non-GAAP operating income	$414,035	$388,022	6.7%	$812,824	$812,610	—%

Operating margin	2.20%	1.89%		2.15%	2.03%
Non-GAAP operating margin	2.77%	2.78%		2.76%	2.91%
Consolidated Three Months Ended May 31, 2025 versus May 31, 2024
•Operating income increased, primarily due to an increase in revenue and lower acquisition, integration and restructuring costs, partially offset by higher personnel costs.
•Operating margin increased primarily due to lower acquisition, integration and restructuring costs.
•Non-GAAP operating income increased, primarily due to an increase in revenue, partially offset by higher personnel costs.
•Non-GAAP operating margin was relatively consistent.
Consolidated Six Months Ended May 31, 2025 versus May 31, 2024
•Operating income increased, primarily due to an increase in revenue and lower acquisition, integration and restructuring costs, partially offset by higher personnel costs and a decrease in strategic technologies gross margins.
•Operating margin increased, primarily due to lower acquisition, integration and restructuring costs, partially offset by a decrease in strategic technologies gross margins.
•Non-GAAP operating income was relatively consistent as an increase in revenue was offset by higher personnel costs and a decrease in strategic technologies gross margins.
•Non-GAAP operating margin decreased primarily due to a decrease in strategic technologies gross margins.

	Three Months Ended			Six Months Ended
	May 31, 2025	May 31, 2024	Percent Change	May 31, 2025	May 31, 2024	Percent Change

Operating income & operating margin - Americas	(in thousands)			(in thousands)
Revenue	$9,009,195	$8,557,573		$17,398,533	$16,460,669

Operating income	$252,646	$209,284	20.7%	$446,368	$368,966	21.0%
Acquisition, integration and restructuring costs	58	25,395		382	52,767
Amortization of intangibles	40,488	41,518		80,905	82,971
Share-based compensation	8,133	8,925		21,784	20,723
Non-GAAP operating income	$301,325	$285,122	5.7%	$549,439	$525,427	4.6%

Operating margin	2.80%	2.45%		2.57%	2.24%
Non-GAAP operating margin	3.34%	3.33%		3.16%	3.19%
Americas Three Months Ended May 31, 2025 versus May 31, 2024
•Operating income increased, primarily due to an increase in revenue and lower acquisition, integration and restructuring costs, partially offset by higher personnel costs.
•Operating margin increased primarily due to lower acquisition, integration and restructuring costs.
•Non-GAAP operating income increased, primarily due to an increase in revenue, partially offset by higher personnel costs.
•Non-GAAP operating margin was relatively consistent.
Americas Six Months Ended May 31, 2025 versus May 31, 2024
•Operating income increased, primarily due to an increase in revenue and lower acquisition, integration and restructuring costs, partially offset by higher personnel costs.
•Operating margin increased, primarily due to lower acquisition, integration and restructuring costs, partially offset by a decrease in strategic technologies gross margins.
•Non-GAAP operating income increased, primarily due to an increase in revenue, partially offset by higher personnel costs.
•Non-GAAP operating margin was relatively consistent.

	Three Months Ended			Six Months Ended
	May 31, 2025	May 31, 2024	Percent Change	May 31, 2025	May 31, 2024	Percent Change

Operating income & operating margin - Europe	(in thousands)			(in thousands)
Revenue	$4,889,997	$4,426,775		$10,027,762	$9,544,027

Operating income	$50,312	$34,360	46.4%	$136,204	$142,685	(4.5)%
Acquisition, integration and restructuring costs	499	12,049		1,125	16,001
Amortization of intangibles	31,988	30,621		62,177	61,423
Share-based compensation	2,999	3,811		9,859	8,574
Non-GAAP operating income	$85,798	$80,841	6.1%	$209,365	$228,683	(8.4)%

Operating margin	1.03%	0.78%		1.36%	1.50%
Non-GAAP operating margin	1.75%	1.83%		2.09%	2.40%

Europe Three Months Ended May 31, 2025 versus May 31, 2024
•Operating income increased, primarily due to an increase in revenue and a decrease in acquisition, integration and restructuring costs, partially offset by higher personnel costs.
•Operating margin increased, primarily due to a decrease in acquisition, integration and restructuring costs, partially offset by a decrease in strategic technologies gross margins.
•Non-GAAP operating income increased, primarily due to an increase in revenue, partially offset by higher personnel costs.
•Non-GAAP operating margin slightly decreased primarily due to a decrease in strategic technologies gross margins.
Europe Six Months Ended May 31, 2025 versus May 31, 2024
•Operating income decreased, primarily due to higher personnel costs and a decrease in strategic technologies gross margins, partially offset by a decrease in acquisition, integration and restructuring costs and an increase in revenue.
•Operating margin decreased, primarily due to a decrease in strategic technologies gross margins and higher personnel costs, partially offset by a decrease in acquisition, integration and restructuring costs.
•Non-GAAP operating income decreased, primarily due to higher personnel costs and a decrease in strategic technologies gross margins, partially offset by an increase in revenue.
•Non-GAAP operating margin decreased primarily due to a decrease in strategic technologies gross margins and higher personnel costs.

	Three Months Ended			Six Months Ended
	May 31, 2025	May 31, 2024	Percent Change	May 31, 2025	May 31, 2024	Percent Change

Operating income & operating margin - APJ	(in thousands)			(in thousands)
Revenue	$1,047,123	$963,560		$2,051,727	$1,918,465

Operating income	$25,181	$20,304	24.0%	$50,026	$54,869	(8.8)%
Acquisition, integration and restructuring costs	107	441		219	766
Amortization of intangibles	806	620		1,607	1,242
Share-based compensation	818	694		2,168	1,623
Non-GAAP operating income	$26,912	$22,059	22.0%	$54,020	$58,500	(7.7)%

Operating margin	2.40%	2.11%		2.44%	2.86%
Non-GAAP operating margin	2.57%	2.29%		2.63%	3.05%
APJ Three Months Ended May 31, 2025 versus May 31, 2024
•Operating income and non-GAAP operating income increased, primarily due to an increase in revenue, partially offset by higher personnel costs.
•Operating margin and non-GAAP operating margin increased primarily due the impact of the presentation of additional revenue on a net basis due to the mix of products sold.
APJ Six Months Ended May 31, 2025 versus May 31, 2024
•Operating income and non-GAAP operating income decreased, primarily due to a decrease in strategic technologies gross margins and higher personnel costs, partially offset by an increase in revenue.
•Operating margin and non-GAAP operating margin decreased, primarily due a decrease in strategic technologies gross margins, partially offset by the impact of the presentation of additional revenue on a net basis due to the mix of products sold.

Interest Expense and Finance Charges, Net

	Three Months Ended			Six Months Ended
	May 31, 2025	May 31, 2024	Percent Change	May 31, 2025	May 31, 2024	Percent Change

	(in thousands)			(in thousands)
Interest expense and finance charges, net	$89,982	$76,701	17.3%	$177,862	$152,592	16.6%
Percentage of revenue	0.61%	0.55%		0.60%	0.55%
Amounts recorded in interest expense and finance charges, net, consist primarily of interest expense paid on our Senior Notes, our lines of credit, our accounts receivable securitization facility and our term loans, and fees associated with the sale of accounts receivable, partially offset by income earned on our cash investments.
Three Months Ended May 31, 2025 versus May 31, 2024
Interest expense and finance charges, net increased, primarily driven by an increase in short-term borrowings to fund working capital requirements, partially offset by decreased costs associated with the sale of accounts receivable due to lower related discount fees. Accounts receivable discount fees for these programs totaled $13.5 million and $16.6 million in the three months ended May 31, 2025 and 2024, respectively.
Six Months Ended May 31, 2025 versus May 31, 2024
Interest expense and finance charges, net increased, primarily driven by an increase in short-term borrowings to fund working capital requirements along with higher average interest rates on our Senior Notes, partially offset by decreased costs associated with the sale of accounts receivable due to lower related discount fees. Accounts receivable discount fees for these programs totaled $25.5 million and $32.6 million in the six months ended May 31, 2025 and 2024, respectively.
Other Expense, Net

	Three Months Ended			Six Months Ended
	May 31, 2025	May 31, 2024	Change in Dollars	May 31, 2025	May 31, 2024	Change in Dollars

	(in thousands)			(in thousands)
Other expense, net	$79	$3,091	$(3,012)	$1,775	$5,975	$(4,200)
Percentage of revenue	—%	0.02%		0.01%	0.02%
Amounts recorded as other expense, net include foreign currency transaction gains and losses on certain financing transactions and the related derivative instruments used to hedge such financing transactions, the cost of hedging, investment gains and losses, and other non-operating gains and losses, such as settlements received from class action lawsuits.
Three and Six Months Ended May 31, 2025 versus May 31, 2024
Other expense, net decreased primarily due to decreased hedging costs.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
	May 31, 2025	May 31, 2024	Percent Change	May 31, 2025	May 31, 2024	Percent Change

	(in thousands)			(in thousands)
Provision for income taxes	$53,157	$40,551	31.1%	$100,503	$92,220	9.0%
Percentage of income before income taxes	22.33%	22.02%		22.19%	22.61%
Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions. Income taxes for the interim periods presented have been included in the accompanying Consolidated Financial Statements on the basis of an estimated annual effective tax rate.
Three Months Ended May 31, 2025 versus May 31, 2024
Income tax expense increased primarily due to higher income during the period and a slightly higher effective tax rate. The effective tax rate was higher primarily due to a favorable discrete item recorded during the prior year, net of the relative mix of earnings within the taxing jurisdictions in which we operate.
Six Months Ended May 31, 2025 versus May 31, 2024
Income tax expense increased, primarily due to higher income during the period, partially offset by a slightly lower effective tax rate. The effective tax rate was lower primarily due to the relative mix of earnings within the taxing jurisdictions in which we operate.
Net Income and Diluted EPS
The following tables present net income and diluted EPS as well as a reconciliation of our most comparable GAAP measures to the related non-GAAP measures presented:

	Three Months Ended		Six Months Ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024

Non-GAAP net income - Consolidated	(in thousands)
Net Income	$184,921	$143,605	$352,458	$315,733
Acquisition, integration and restructuring costs	664	37,885	1,726	69,534
Amortization of intangibles	73,282	72,759	144,689	145,636
Share-based compensation	11,950	13,430	33,811	30,920
Income taxes related to the above	(20,300)	(30,818)	(44,796)	(58,739)
Non-GAAP net income	$250,517	$236,861	$487,888	$503,084

	Three Months Ended		Six Months Ended
Non-GAAP diluted EPS	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Diluted EPS(1)	$2.21	$1.66	$4.19	$3.60
Acquisition, integration and restructuring costs	0.01	0.44	0.02	0.79
Amortization of intangibles	0.87	0.84	1.71	1.66
Share-based compensation	0.14	0.15	0.40	0.35
Income taxes related to the above	(0.24)	(0.36)	(0.53)	(0.67)
Non-GAAP diluted EPS(1)	$2.99	$2.73	$5.79	$5.73
_________________________
(1) Diluted EPS is calculated using the two-class method. Unvested restricted stock awards granted to employees are considered participating securities. For purposes of calculating Diluted EPS, net income allocated to participating securities was approximately 0.9% of net income for all periods presented.

Liquidity and Capital Resources
Cash Conversion Cycle

		Three Months Ended
		May 31, 2025	November 30, 2024	May 31, 2024

		(Amounts in thousands)
Days sales outstanding ("DSO")
Revenue	(a)	$14,946,315	$15,844,563	$13,947,908
Accounts receivable, net	(b)	10,127,960	10,341,625	8,852,525
Days sales outstanding	(c) = ((b)/(a))*the number of days during the period	62	60	59

Days inventory outstanding ("DIO")
Cost of revenue	(d)	$13,899,942	$14,803,618	$12,974,361
Inventories	(e)	8,655,741	8,287,048	7,098,247
Days inventory outstanding	(f) = ((e)/(d))*the number of days during the period	57	51	50

Days payable outstanding ("DPO")
Cost of revenue	(g)	$13,899,942	$14,803,618	$12,974,361
Accounts payable	(h)	14,542,575	15,084,107	12,134,581
Days payable outstanding	(i) = ((h)/(g))*the number of days during the period	96	93	86

Cash conversion cycle ("CCC")	(j) = (c)+(f)-(i)	23	18	23

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
•CCC was 23 days as of May 31, 2025, and 18 and 23 days as of November 30, 2024 and May 31, 2024, respectively.
•CCC increased as compared to November 30, 2024 primarily due to an increase in DIO due to higher inventories related to strategic technologies products.
•CCC was consistent compared to May 31, 2024, with an increase in DPO due to timing of cash payments offsetting the impacts of an increase in DIO due to higher inventories related to strategic technologies products and a slight increase in DSO.

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
Operating Activities - Six Months Ended May 31, 2025 versus May 31, 2024
Net cash used in operating activities was $174.8 million compared to net cash provided by operating activities of $270.0 million. The decrease in net cash provided by operating activities was primarily due to a larger decrease in accounts receivable during the six months ended May 31, 2024, compared to current year activity, related to the timing of cash receipts. This impact was partially offset by a decrease in other accrued liabilities during the six months ended May 31, 2024.
Investing Activities - Six Months Ended May 31, 2025 versus May 31, 2024
Net cash used in investing activities was $71.1 million and $100.8 million, respectively. The decrease in cash used in investing activities is primarily due to a decrease in cash paid for acquisition of businesses, which was $4.5 million paid compared to $26.2 million paid, along with a slight decrease in capital expenditures.
Financing Activities - Six Months Ended May 31, 2025 versus May 31, 2024
Net cash used in financing activities was $126.6 million and $17.5 million, respectively. The increase in net cash used in financing activities is primarily due to decreased borrowings of $326.1 million, partially offset by a net decrease in payments for share repurchases and dividends of $199.8 million.
We believe our current cash balances, cash flows from operations and credit availability are sufficient to support our operating activities for at least the next twelve months.
Capital Resources
Our cash and cash equivalents totaled $767.1 million and $1.1 billion as of May 31, 2025 and November 30, 2024, respectively. Our cash and cash equivalents held by international subsidiaries are no longer subject to U.S. federal tax on repatriation into the U.S. Repatriation of some foreign balances is restricted by local laws. If in the future we repatriate foreign cash back to the U.S., we will report in our Consolidated Financial Statements the impact of state and withholding taxes depending upon the planned timing and manner of such repatriation. Presently, we believe we have sufficient resources, cash flow and liquidity within the U.S. to fund current and expected future working capital, investment and other general corporate funding requirements.
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
Credit Facilities and Borrowings
In the U.S., we have an accounts receivable securitization program to provide additional capital for our operations (the "U.S. AR Arrangement"). Under the terms of the U.S. AR Arrangement, we and our subsidiaries that are party to the U.S. AR Arrangement can borrow up to a maximum of $1.5 billion based upon eligible trade accounts receivable. The U.S. AR Arrangement, as amended, has a maturity date of November 2026. We also have an amended and restated credit agreement, dated as of April 16, 2024 (as amended, the "TD SYNNEX Credit Agreement"), pursuant to which we received commitments for the extension of a senior unsecured revolving credit facility not to exceed an aggregate principal amount of $3.5 billion, which revolving credit facility (the "TD SYNNEX Revolving Credit Facility") may, at our request but subject to the lenders' discretion, potentially be increased by up to an aggregate amount of $500.0 million. Our borrowings on these facilities vary within the period primarily based on changes in our working capital. There were no amounts outstanding under the U.S. AR Arrangement at May 31, 2025 or November 30, 2024. There was $150.0 million outstanding under the TD SYNNEX Revolving Credit Facility at May 31, 2025 at an interest rate of 5.61%. There were no amounts outstanding on the TD SYNNEX Revolving Credit Facility at November 30, 2024. As amended, the TD SYNNEX Revolving Credit Facility will mature on April 16, 2029, subject, in the lender's discretion, to two one-year extensions upon our prior notice to the lenders.

The TD SYNNEX Credit Agreement also includes a $1.5 billion term loan facility (the "TD SYNNEX Term Loan") that has a maturity date of September 1, 2026. There was $581.3 million outstanding on the TD SYNNEX Term Loan as of both May 31, 2025 and November 30, 2024.
On April 19, 2024, we entered into a Term Loan Credit Agreement (the "2024 Term Loan Credit Agreement") which provides for a senior unsecured term loan in the amount of $750.0 million (the "2024 Term Loan"). The proceeds from the 2024 Term Loan were used to repay a portion of the TD SYNNEX Term Loan. The 2024 Term Loan will mature on September 1, 2027.
We have various other committed and uncommitted lines of credit with financial institutions, short-term loans, term loans, credit facilities and book overdraft facilities, totaling approximately $616.8 million in borrowing capacity as of May 31, 2025. Our borrowings on these facilities vary within the period primarily based on changes in our working capital. There was $232.4 million outstanding on these facilities at May 31, 2025, at a weighted average interest rate of 8.87%, and there was $171.1 million outstanding on these facilities at November 30, 2024, at a weighted average interest rate of 7.91%.
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
We had total outstanding borrowings of approximately $4.1 billion and $3.9 billion as of May 31, 2025 and November 30, 2024, respectively. Our outstanding borrowings include Senior Notes of $2.4 billion as of both May 31, 2025 and November 30, 2024, and term loans described above as the TD SYNNEX Term Loan and 2024 Term Loan of approximately $1.3 billion as of both May 31, 2025 and November 30, 2024. For additional information on our borrowings, see Note 10 – Borrowings to the Consolidated Financial Statements included in Part I, Item 1 of this Report.
Accounts Receivable Purchase Agreements
We have uncommitted accounts receivable purchase agreements under which trade accounts receivable owed by certain customers may be acquired, without recourse, by certain financial institutions. Available capacity under these programs is dependent upon the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. In addition, certain of these programs also require that we continue to service, administer and collect the sold accounts receivable. At May 31, 2025 and November 30, 2024, we had a total of $1.0 billion and $1.2 billion, respectively, of trade accounts receivable sold to and held by financial institutions under these programs. Discount fees for these programs totaled $13.5 million and $25.5 million in the three and six months ended May 31, 2025, respectively and $16.6 million and $32.6 million in the three and six months ended May 31, 2024, respectively.
Share Repurchase Program
In January 2023, our Board of Directors authorized a three-year $1.0 billion share repurchase program. In March 2024, our Board of Directors authorized a new $2.0 billion share repurchase program, supplementing the amount remaining under the prior program, pursuant to which we may repurchase our outstanding common stock from time to time in the open market or through privately negotiated transactions, including pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The March 2024 share repurchase authorization does not have an expiration date. We repurchased 1.4 million shares of common stock for $148.8 million and 2.1 million shares for $249.3 million in the three and six months ended May 31, 2025, respectively and 2.3 million shares for $254.2 million and 4.2 million shares for $453.4 million during the three and six months ended May 31, 2024, respectively. As of May 31, 2025, we had $1.5 billion available for future repurchases of our common stock. For additional information on our share repurchase program, see Note 5 – Stockholders' Equity to the Consolidated Financial Statements included in Part I, Item 1 of this Report.
Covenant Compliance
Our credit facilities have a number of covenants and restrictions that require us to maintain specified financial ratios. They also limit our (or our subsidiaries', as applicable) ability to incur additional debt or liens, enter into agreements with affiliates, modify the nature of our business, and merge or consolidate. As of May 31, 2025, we were in compliance with all material financial covenants for the above arrangements.

Critical Accounting Policies and Estimates
During the six months ended May 31, 2025, there were no material changes to our critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2024.
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
PART II - OTHER INFORMATION
ITEM 1. Legal Proceedings
The information set forth under Note 13 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Report, is incorporated herein by reference.
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
The following table presents information with respect to purchases of common stock by the Company under the March 2024 share repurchase program during the quarter ended May 31, 2025:

	Issuer Purchases of Equity Securities (amounts in thousands except for per share amounts)
Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or program	Maximum dollar value of shares that may yet be purchased under the plans or programs
March 1 - March 31, 2025	110	$122.95	110	$1,669,962
April 1 - April 30, 2025	1,001	102.29	1,001	1,567,594
May 1 - May 31, 2025	273	120.28	273	1,534,704
Total	1,384	$107.49	1,384
_________________________
(1) Excludes excise taxes, whether accrued or paid, and excludes broker's commissions.
ITEM 5. Other Information
Trading Arrangements
On May 12, 2025, Marshall Witt, the Company’s Chief Financial Officer, adopted a trading arrangement for the sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. Mr. Witt’s Rule 10b5-1 trading arrangement provides for the sale of up to (i) 10,333 shares of common stock (of which all such shares are to be acquired upon the exercise of employee stock options) and (ii) specified percentages of net shares (not yet determinable) of common stock resulting from the vesting of certain equity awards (net shares are net of tax withholding), until June 30, 2026 pursuant to the terms of the plan.

ITEM 6. Exhibits

Exhibit Number	Description of Document

3(i).1	Restated Certificate of Incorporation, as amended.

3(ii).1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3(ii).1 to the Company’s Current Report on Form 8-K filed on September 30, 2024).

10.1+
Sixth Omnibus Amendment to the Fifth Amended and Restated Receivables Funding and Administration Agreement and the Third Amended and Restated Receivables Sale and Servicing Agreement, dated as of March 5, 2025 by and among SIT Funding LLC, TD SYNNEX Corporation, the originators party thereto, the lenders and managing agents party thereto and the Toronto-Dominion Bank, as administrative agent.

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
Date: July 2, 2025
TD SYNNEX CORPORATION

By:	/s/ Patrick Zammit
Patrick Zammit
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

By:	/s/ Marshall W. Witt
Marshall W. Witt
Chief Financial Officer
(Duly authorized officer and principal financial officer)