Form 10-Q
period 2025-08-31
TD SYNNEX CORP
filed 2025-10-01
CIK 1177394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 24, 2025
Common Stock, par value $0.001 per share	81,437,855

TD SYNNEX CORPORATION
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
TD SYNNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(currency and share amounts in thousands, except par value)
(unaudited)

	August 31, 2025	November 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$874,350	$1,059,378
Accounts receivable, net	10,925,068	10,341,625
Receivables from vendors, net	843,648	958,105
Inventories	9,137,505	8,287,048
Other current assets	797,343	678,540
Total current assets	22,577,914	21,324,696
Property and equipment, net	489,256	457,024
Goodwill	4,103,604	3,895,077
Intangible assets, net	3,888,134	3,912,267
Other assets, net	624,294	685,415
Total assets	$31,683,202	$30,274,479

LIABILITIES AND EQUITY
Current liabilities:
Borrowings, current	$1,194,794	$171,092
Accounts payable	15,651,286	15,084,107
Other accrued liabilities	2,034,654	1,966,036
Total current liabilities	18,880,734	17,221,235
Long-term borrowings	3,044,048	3,736,399
Other long-term liabilities	463,900	468,648
Deferred tax liabilities	840,719	812,763
Total liabilities	23,229,401	22,239,045
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 200,000 shares authorized, 99,012 shares issued as of both August 31, 2025 and November 30, 2024	99	99
Additional paid-in capital	7,457,713	7,437,688
Treasury stock, 18,146 and 15,289 shares as of August 31, 2025 and November 30, 2024, respectively	(1,895,564)	(1,513,017)
Accumulated other comprehensive loss	(333,063)	(645,117)
Retained earnings	3,224,616	2,755,781
Total stockholders' equity	8,453,801	8,035,434
Total liabilities and equity	$31,683,202	$30,274,479
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(currency and share amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2025	August 31, 2024	August 31, 2025	August 31, 2024
Revenue	$15,650,924	$14,684,712	$45,128,946	$42,607,873
Cost of revenue	(14,521,071)	(13,723,664)	(41,954,714)	(39,667,512)
Gross profit	1,129,853	961,048	3,174,232	2,940,361
Selling, general and administrative expenses	(743,892)	(657,513)	(2,153,947)	(2,000,772)
Acquisition, integration and restructuring costs	(2,304)	(656)	(4,030)	(70,190)
Operating income	383,657	302,879	1,016,255	869,399
Interest expense and finance charges, net	(91,188)	(80,447)	(269,050)	(233,039)
Other income (expense), net	792	(1,518)	(983)	(7,493)
Income before income taxes	293,261	220,914	746,222	628,867
Provision for income taxes	(66,466)	(42,358)	(166,969)	(134,578)
Net income	$226,795	$178,556	$579,253	$494,289
Earnings per common share:
Basic	$2.76	$2.09	$6.95	$5.70
Diluted	$2.74	$2.08	$6.92	$5.67
Weighted-average common shares outstanding:
Basic	81,561	84,510	82,593	85,937
Diluted	81,901	84,937	82,928	86,323
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(currency in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2025	August 31, 2024	August 31, 2025	August 31, 2024
Net income	$226,795	$178,556	$579,253	$494,289
Other comprehensive income:
Unrealized losses on cash flow hedges during the period, net of tax benefit of $311 and $0 for the three months ended August 31, 2025 and 2024, respectively, and $311 and $0 for the nine months ended August 31, 2025 and 2024, respectively.	(788)	—	(2,414)	—
Reclassification of net losses on cash flow hedges to net income, net of tax benefit of $300 and $0 for the three months ended August 31, 2025 and 2024, respectively, and $306 and $0 for the nine months ended August 31, 2025 and 2024, respectively.	1,707	—	2,086	—
Total change in unrealized gains (losses) on cash flow hedges, net of taxes	919	—	(328)	—
Foreign currency translation adjustments and other, net of tax benefit of $2,896 and $3,487 for the three months ended August 31, 2025 and 2024, respectively, and $15,699 and $2,829 for the nine months ended August 31, 2025 and 2024, respectively.	68,572	100,043	312,382	55,007
Other comprehensive income	69,491	100,043	312,054	55,007
Comprehensive income	$296,286	$278,599	$891,307	$549,296
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(currency in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2025	August 31, 2024	August 31, 2025	August 31, 2024
Total Stockholders' equity, beginning balance	$8,342,367	$7,956,460	$8,035,434	$8,183,182

Common stock and additional paid-in capital:
Beginning balance	7,448,213	7,446,928	7,437,787	7,435,373
Share-based compensation	12,427	16,176	46,238	47,096
Treasury stock reissued for employee benefit plans	(2,828)	(4,917)	(26,213)	(24,282)
Ending balance	7,457,812	7,458,187	7,457,812	7,458,187

Treasury stock:
Beginning balance	(1,737,413)	(1,388,845)	(1,513,017)	(949,714)
Repurchases of common stock for tax withholdings on equity awards	(508)	(1,441)	(9,340)	(7,728)
Reissuance of treasury stock for employee benefit plans	17,680	10,450	53,578	35,322
Repurchases of common stock	(175,323)	(57,032)	(426,785)	(514,748)
Ending balance	(1,895,564)	(1,436,868)	(1,895,564)	(1,436,868)

Retained earnings:
Beginning balance	3,034,121	2,450,661	2,755,781	2,204,771
Net income	226,795	178,556	579,253	494,289
Cash dividends declared	(36,300)	(34,212)	(110,418)	(104,055)
Ending balance	3,224,616	2,595,005	3,224,616	2,595,005

Accumulated other comprehensive loss:
Beginning balance	(402,554)	(552,284)	(645,117)	(507,248)
Other comprehensive income	69,491	100,043	312,054	55,007
Ending balance	(333,063)	(452,241)	(333,063)	(452,241)

Total stockholders' equity, ending balance	$8,453,801	$8,164,083	$8,453,801	$8,164,083

Cash dividends declared per share	$0.44	$0.40	$1.32	$1.20
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(currency in thousands)
(unaudited)

	Nine Months Ended
	August 31, 2025	August 31, 2024
Cash flows from operating activities:
Net income	$579,253	$494,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	309,141	305,094
Share-based compensation	46,238	47,096
Provision for doubtful accounts	21,707	2,040
Other	3,715	8,927
Changes in operating assets and liabilities, net of acquisition of businesses:
Accounts receivable, net	(266,185)	307,690
Receivables from vendors, net	143,309	104,152
Inventories	(654,499)	(488,505)
Accounts payable	135,837	464,199
Other operating assets and liabilities	(247,190)	(589,199)
Net cash provided by operating activities	71,326	655,783
Cash flows from investing activities:
Purchases of property and equipment	(103,989)	(126,052)
Acquisition of businesses, net of cash acquired	(77,453)	(32,422)
Settlement of net investment hedges	(347)	(14,840)
Other	5,032	(8,259)
Net cash used in investing activities	(176,757)	(181,573)
Cash flows from financing activities:
Dividends paid	(110,418)	(104,055)
Proceeds from reissuance of treasury stock	27,365	11,040
Repurchases of common stock	(423,129)	(509,881)
Repurchases of common stock for tax withholdings on equity awards	(9,340)	(7,728)
Net borrowings on revolving credit loans	345,099	105,289
Principal payments on long-term debt	(15,541)	(1,485,608)
Borrowings on long-term debt	—	1,349,376
Cash paid for debt issuance costs	—	(13,869)
Net cash used in financing activities	(185,964)	(655,436)
Effect of exchange rate changes on cash and cash equivalents	106,367	1,373
Net decrease in cash and cash equivalents	(185,028)	(179,853)
Cash and cash equivalents at beginning of period	1,059,378	1,033,776
Cash and cash equivalents at end of period	$874,350	$853,923
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2025 and 2024
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
The accompanying interim unaudited Consolidated Financial Statements as of August 31, 2025 and for the three and nine months ended August 31, 2025 and 2024 have been prepared by the Company, without audit, in accordance with the rules and regulations of the United States ("U.S.") Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2024.
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
The Company’s cash and cash equivalents and derivative instruments are transacted and maintained with financial institutions with high credit standing, and their compositions and maturities are regularly monitored by management. Through August 31, 2025, the Company has not experienced any material credit losses on such deposits and derivative instruments.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2025 and 2024
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
Accounts receivable include amounts due from customers. Receivables from vendors, net, includes amounts due from original equipment manufacturer ("OEM") vendors primarily in the technology industry. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company also maintains allowances for expected credit losses. In estimating the required allowances, the Company takes into consideration the overall quality and aging of its receivable portfolio, the existence of credit insurance and specifically identified customer and vendor risks.
The following table provides revenue generated from products purchased from vendors that exceeded 10% of our consolidated revenue for the periods indicated (as a percent of consolidated revenue):

	Three Months Ended		Nine Months Ended
	August 31, 2025	August 31, 2024	August 31, 2025	August 31, 2024
Apple, Inc.	11%	11%	12%	12%
HP Inc.	10%	N/A (1)	10%	N/A (1)
_________________________
(1) Revenue generated from products purchased from this vendor was less than 10% of consolidated revenue during the period presented.
One customer accounted for 11% of the Company's total revenue during both the three and nine months ended August 31, 2025. One customer accounted for 13% and 12% of the Company's total revenue during the three and nine months ended August 31, 2024, respectively. As of August 31, 2025 and November 30, 2024, no single customer comprised more than 10% of the consolidated accounts receivable balance.
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

The Company has uncommitted accounts receivable purchase agreements with global financial institutions under which trade accounts receivable of certain customers and their affiliates may be acquired, without recourse, by the financial institutions. Available capacity under these programs is dependent on the level of the Company’s trade accounts receivable with these customers and the financial institutions’ willingness to purchase such receivables. In addition, certain of these programs also require that the Company continue to service, administer and collect the sold accounts receivable. As of August 31, 2025 and November 30, 2024, accounts receivable sold to and held by the financial institutions under these programs were $1.5 billion and $1.2 billion, respectively. Discount fees related to the sale of trade accounts receivable under these facilities are included in “Interest expense and finance charges, net” in the Consolidated Statements of Operations. Discount fees for these programs totaled $18.0 million and $43.5 million in the three and nine months ended August 31, 2025, respectively and $16.4 million and $49.0 million in the three and nine months ended August 31, 2024, respectively.
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
For the three and nine months ended August 31, 2025 and 2024
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
For the three and nine months ended August 31, 2025 and 2024
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
In July 2025, the FASB issued an accounting standards update, ASU 2025-05, which creates a new optional practical expedient related to the estimation of future expected credit losses on accounts receivable. If elected, this expedient removes the requirement, when estimating expected credit losses, to consider changes in forecasted macroeconomic conditions, such as changes in unemployment rates or gross domestic product growth. Instead, companies electing the expedient may assume that current conditions as of the balance sheet date will not change for the remaining life of the asset. The amendments in ASU 2025-05 are effective for annual periods beginning after December 15, 2025, and interim periods within those annual periods, which for the Company would be the fiscal first quarter ending February 28, 2027. Early adoption is permitted and the amendments should be applied on a prospective basis. The Company is currently evaluating the impact the new accounting standard could have on its estimates for future expected credit losses if the Company chooses to elect the optional practical expedient.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2025 and 2024
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
In September 2025, the FASB issued an accounting standards update, ASU 2025-06, which amends guidance related to the accounting for internal-use software development costs. The amendments are intended to modernize the recognition and capitalization framework to reflect current software development practices, including iterative and agile methodologies, by removing references to "development stages". It also clarifies the criteria for capitalization, which begins when both of the following occur: (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. The amendments in ASU 2025-06 are effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods, which for the Company would be the fiscal first quarter ending February 28, 2029. Early adoption is permitted as of the beginning of an annual reporting period. ASU 2025-06 allows companies to elect one of the following adoption methods to apply its amendments: a prospective transition approach, a retrospective transition approach, or a modified transition approach that is based on the status of the project and whether software costs were capitalized before the date of adoption. The Company is currently evaluating the impact the new accounting standard will have on its policy for capitalization of development costs for software intended for internal use.
NOTE 3—ACQUISITION, INTEGRATION AND RESTRUCTURING COSTS:
Acquisition, integration and restructuring costs during the nine months ended August 31, 2024 were primarily comprised of costs related to the Merger (as defined below). There were no acquisition, integration and restructuring costs related to the Merger during the three and nine months ended August 31, 2025, and the three months ended August 31, 2024. Acquisition, integration and restructuring costs related to the acquisition of Apptium (as defined below) were $1.3 million during the three and nine months ended August 31, 2025. Other acquisition, integration and restructuring costs were $1.0 million and $2.8 million during the three and nine months ended August 31, 2025, respectively, and $0.7 million and $1.9 million during the three and nine months ended August 31, 2024, respectively.
Apptium Acquisition
On July 1, 2025, the Company completed the acquisition of Apptium Technologies, LLC and its subsidiaries ("Apptium"), a software development company and provider of a cloud commerce platform that represents a critical investment in the Company’s technology solutions orchestration strategy. The Company acquired all of the outstanding shares of Apptium for a preliminary purchase price of approximately $111.8 million, subject to certain working capital and other adjustments. The acquisition of Apptium was not material to the Company's results of operations or financial condition. The financial results of Apptium have been included in the Company's Consolidated Financial Statements since the date of acquisition.
The purchase price allocation is preliminary and subject to customary closing adjustments and revision as additional information about the fair value of assets acquired and liabilities assumed becomes available. Preliminarily, the Company recorded $74.9 million of goodwill and $36.3 million of intangible assets, primarily related to acquired technology.
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
For the three and nine months ended August 31, 2025 and 2024
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
The Company completed the acquisition, integration and restructuring activities related to the Merger during the first half of fiscal year 2024. The Company previously incurred acquisition, integration and restructuring costs related to the completion of the Merger, including professional services costs, personnel and other costs, and long-lived assets charges and termination fees. Professional services costs are primarily comprised of IT and other consulting services, as well as legal expenses. Personnel and other costs are primarily comprised of costs related to retention and other bonuses, severance and duplicative labor costs. Long-lived assets charges and termination fees during the nine months ended August 31, 2024 include accelerated depreciation and amortization expense of $5.5 million due to changes in asset useful lives in conjunction with the consolidation of certain IT systems, along with $17.0 million for termination fees related to certain IT systems.
In July 2023, the Company offered a voluntary severance program ("VSP") to certain co-workers in the U.S. as part of the Company's cost optimization efforts related to the Merger. During the nine months ended August 31, 2024, the Company incurred $10.1 million of costs in connection with the VSP including $8.0 million of severance costs and $2.1 million of duplicative labor costs.
During the nine months ended August 31, 2024, acquisition and integration expenses related to the Merger were composed of the following:

Nine Months Ended
August 31, 2024

(currency in thousands)
Professional services costs	$16,456
Personnel and other costs	15,279
Long-lived assets charges and termination fees	22,533
Voluntary severance program costs	10,113
Total	$64,381
NOTE 4—SHARE-BASED COMPENSATION:
Overview of Stock Incentive Plans
The Company recognizes share-based compensation expense for all share-based awards made to employees and outside directors, including employee stock options, restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance-based RSUs ("PRSUs") and employee stock purchase rights, based on estimated fair values.
The following tables summarize the Company's share-based awards activity for stock incentive plans during the nine months ended August 31, 2025.
A summary of the changes in the Company's stock options is set forth below:

(shares in thousands)	Stock options
Balances as of November 30, 2024	482
Exercised	(158)
Balances as of August 31, 2025	324

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2025 and 2024
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
A summary of the changes in the Company's non-vested RSAs and RSUs is presented below:

(shares in thousands)	RSAs and RSUs
Non-vested as of November 30, 2024	1,252
Granted	153
Vested	(233)
Attainment adjustments(1)	(12)
Cancelled	(43)
Non-vested as of August 31, 2025	1,117
__________________
(1) During the nine months ended August 31, 2025, the attainment on PRSUs vested was adjusted to reflect actual performance.
The Company recorded $12.4 million and $46.2 million of share-based compensation expense during the three and nine months ended August 31, 2025, respectively and $16.2 million and $47.1 million during the three and nine months ended August 31, 2024, respectively within "Selling, general and administrative expenses" in the Consolidated Statements of Operations for stock incentive plans.

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
As of August 31, 2025, the Company had $1.4 billion available for future repurchases of its common stock under the March 2024 share repurchase program.
The Company's common share repurchase activity for the nine months ended August 31, 2025 is summarized as follows:

(shares in thousands, except per share amounts)	Shares	Weighted-average price per share
Treasury stock balance as of November 30, 2024	15,289	$98.96
Shares of treasury stock repurchased under share repurchase program (1)	3,316	127.58
Shares of treasury stock repurchased for tax withholdings on equity awards	75	123.81
Shares of treasury stock reissued for employee benefit plans	(534)	100.35
Treasury stock balance as of August 31, 2025	18,146	$104.46
_________________________
(1) Weighted-average price per share excludes broker's commissions and excise taxes. "Repurchases of common stock" in the Consolidated Statements of Cash Flows for the nine months ended August 31, 2025 and 2024 excludes amounts related to excise tax that when accrued are included in "Other current liabilities" and "Treasury stock" on the Consolidated Balance Sheets. Excise taxes paid are classified as operating activities in the Consolidated Statements of Cash Flows.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2025 and 2024
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
Dividends
On September 25, 2025, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.44 per common share payable on October 31, 2025 to stockholders of record as of the close of business on October 17, 2025. Dividends are subject to continued capital availability and the declaration by the Board of Directors in the best interest of the Company’s stockholders.
NOTE 6—EARNINGS PER COMMON SHARE:
The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Nine Months Ended
	August 31, 2025	August 31, 2024	August 31, 2025	August 31, 2024

	(currency and share amounts in thousands, except per share amounts)
Basic earnings per common share:
Net income attributable to common stockholders(1)	$224,759	$176,927	$573,975	$489,818
Weighted-average number of common shares - basic	81,561	84,510	82,593	85,937
Basic earnings per common share	$2.76	$2.09	$6.95	$5.70

Diluted earnings per common share:
Net income attributable to common stockholders(1)	$224,766	$176,934	$573,992	$489,833

Weighted-average number of common shares - basic	81,561	84,510	82,593	85,937
Effect of dilutive securities:
Stock options and RSUs	340	427	335	386
Weighted-average number of common shares - diluted	81,901	84,937	82,928	86,323

Diluted earnings per common share	$2.74	$2.08	$6.92	$5.67

Anti-dilutive shares excluded from diluted earnings per share calculation	—	66	22	141
_________________________
(1) Diluted EPS is calculated using the two-class method. Unvested RSAs granted to employees are considered participating securities. For purposes of calculating Diluted EPS, net income allocated to participating securities was approximately 0.9% of net income for all periods presented.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2025 and 2024
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
NOTE 7—BALANCE SHEET COMPONENTS:
Accounts receivable, net:
The following table summarizes accounts receivable, net:

	As of
	August 31, 2025	November 30, 2024

	(currency in thousands)
Accounts receivable	$11,024,521	$10,443,290
Less: Allowance for doubtful accounts	(99,453)	(101,665)
Accounts receivable, net	$10,925,068	$10,341,625
Allowance for doubtful trade receivables:
The following table summarizes the changes to the allowance for doubtful trade receivables (currency in thousands):

Balance as of November 30, 2024	$101,665
Additions	21,707
Write-offs, recoveries, reclassifications and foreign exchange translation	(23,919)
Balance as of August 31, 2025	$99,453
Accumulated other comprehensive loss:
The components of accumulated other comprehensive loss (“AOCI”), net of taxes, were as follows:

	Unrealized (losses) gains on cash flow hedges, net of taxes	Foreign currency translation adjustment and other, net of taxes	Total
Balance as of November 30, 2024	$(110)	$(645,007)	$(645,117)
Other comprehensive (loss) income before reclassification	(2,414)	312,382	309,968
Reclassification of losses from accumulated other comprehensive loss	2,086	—	2,086
Balance as of August 31, 2025	$(438)	$(332,625)	$(333,063)
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
For the three and nine months ended August 31, 2025 and 2024
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
All derivatives are recognized on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded in the Consolidated Statements of Operations, or as a component of AOCI in the Consolidated Balance Sheets, as discussed below.
Cash Flow Hedges
The Company designates certain forward foreign currency exchange contracts used to hedge forecasted sales transactions, inventory purchases and operating expenses that are denominated in currencies other than the legal entity's functional currency as cash flow hedges. These forward foreign currency exchange contracts generally have terms up to 24 months. Gains and losses on cash flow hedges are recorded in AOCI until the hedged item is recognized in earnings. Deferred gains and losses associated with cash flow hedges are recognized in the Consolidated Statements of Operations in the same period as the related impacts from the hedged items, as follows: hedges of forecasted sales transactions are recognized in "Revenue", hedges of forecasted inventory purchases are recognized in "Cost of revenue" and hedges of forecasted operating expenses are recognized in "Selling, general and administrative expenses".
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
Net Investment Hedges
The Company has entered into forward foreign currency exchange contracts, as well as forward foreign currency exchange contracts combined with zero cost foreign currency exchange collar contracts, to hedge a portion of its net investment in euro denominated foreign operations which are designated as net investment hedges. The Company entered into the net investment hedges to offset the risk of change in the U.S. dollar value of the Company's investment in a euro functional subsidiary due to fluctuating foreign exchange rates. Gains and losses on the net investment hedges, which have been recorded in AOCI and will remain in AOCI until the sale or substantial liquidation of the underlying assets of the Company's investment, are included within the "Foreign currency translation adjustments and other" caption on the Consolidated Statements of Comprehensive Income. The initial fair value of hedge components excluded from the assessment of effectiveness is being recognized in the Consolidated Statements of Operations under a systematic and rational method over the life of the hedging instrument. The Company classifies cash flows related to the settlement of its net investment hedges as investing activities in the Consolidated Statements of Cash Flows.
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
For the three and nine months ended August 31, 2025 and 2024
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
Fair Values of Derivative Instruments in the Consolidated Balance Sheets
The fair values of the Company’s derivative instruments are disclosed in Note 9 – Fair Value Measurements and summarized in the table below:

	Value as of
Balance Sheet Line Item (currency in thousands)	August 31, 2025	November 30, 2024
Derivative instruments not designated as hedging instruments:
Forward foreign currency exchange contracts (notional value)	$2,494,782	$1,962,852
Other current assets	5,552	11,863
Other accrued liabilities	9,137	8,096
Derivative instruments designated as cash flow hedges:
Forward foreign currency exchange contracts (notional value)(1)	$202,604	$—
Other current assets	183	—
Other current liabilities	241	—
Derivative instruments designated as net investment hedges:
Forward foreign currency exchange contracts (notional value)	$673,644	$687,475
Other current assets	—	220
Other long-term assets	—	2,320
Other accrued liabilities	31,004	91
Other long-term liabilities	20,301	7,889
Foreign currency exchange collar contracts (notional value)	$300,000	$300,000
Other long-term assets	—	1,792
Other long-term liabilities	6,173	—
____________________________
(1) The Company had no material cash flow hedges outstanding as of November 30, 2024.
Volume of Activity
The notional amounts of forward foreign currency exchange contracts represent the gross amounts of foreign currency, including, principally, the Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese yuan, Costa Rican colón, Czech koruna, Danish krone, Euro, Indian rupee, Indonesian rupiah, Japanese yen, Mexican peso, Norwegian krone, Polish zloty, Romanian leu, Singapore dollar, Swedish krona, Swiss franc and Turkish lira that will be bought or sold at maturity. The notional amounts of foreign currency exchange collar contracts represent the amounts of put and call options to sell or purchase Euros at a predetermined strike price. The notional amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of the Company’s exposure to credit or market loss. The Company’s exposure to credit loss and market risk will vary over time as currency and interest rates change.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2025 and 2024
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

		Three Months Ended		Nine Months Ended
	Location of Gains (Losses) in Income	August 31, 2025	August 31, 2024	August 31, 2025	August 31, 2024

		(currency in thousands)
Derivative instruments not designated as hedging instruments:
(Losses) gains recognized from forward foreign currency exchange contracts⁽¹⁾	Cost of revenue	$(8,787)	$(5,699)	$(56,191)	$749
Gains (losses) recognized from forward foreign currency exchange contracts, net⁽¹⁾	Other income (expense), net	2,653	(2,210)	41	(444)
Total		$(6,134)	$(7,909)	$(56,150)	$305

Derivative instruments designated as cash flow hedges(2):
Losses recognized in OCI on forward foreign currency exchange contracts		$(1,099)	$—	$(2,725)	$—
Losses on forward foreign currency exchange contracts reclassified from AOCI into income	Revenue	$(1,744)	$—	$(1,744)	$—
Losses on forward foreign currency exchange contracts reclassified from AOCI into income	Cost of revenue	$(148)	$—	$(386)	$—
Losses on forward foreign currency exchange contracts reclassified from AOCI into income	Selling, general and administrative expenses	$(115)	$—	$(262)	$—

Derivative instruments designated as net investment hedges:
Losses recognized in OCI on forward foreign currency exchange contracts		$(11,387)	$(12,660)	$(53,839)	$(8,088)
Gains recognized in income (amount excluded from effectiveness testing)	Interest expense and finance charges, net	$2,548	$3,122	$7,625	$7,766
Losses recognized in OCI on foreign currency exchange collar contracts		$(60)	$(668)	$(7,965)	$(668)
____________________________
(1) The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies.
(2) The Company had no material cash flow hedges outstanding during the three and nine months ended August 31, 2024.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2025 and 2024
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
The following table summarizes the valuation of the Company’s financial instruments that are measured at fair value on a recurring basis:

	As of August 31, 2025				As of November 30, 2024
		Fair value measurement category				Fair value measurement category
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(currency in thousands)
Assets:
Forward foreign currency exchange contracts not designated as hedges	$5,552	$—	$5,552	$—	$11,863	$—	$11,863	$—
Forward foreign currency exchange contracts designated as net investment hedges	—	—	—	—	2,540	—	2,540	—
Foreign currency exchange collar contracts designated as net investment hedges	—	—	—	—	1,792	—	1,792	—
Forward foreign currency exchange contracts designated as cash flow hedges(1)	183	—	183	—	—	—	—	—
Liabilities:
Forward foreign currency exchange contracts not designated as hedges	$9,137	$—	$9,137	$—	$8,096	$—	$8,096	$—
Forward foreign currency exchange contracts designated as net investment hedges	51,305	—	51,305	—	7,980	—	7,980	—
Forward foreign currency exchange contracts designated as cash flow hedges(1)	241	—	241	—	—	—	—	—
Foreign currency exchange collar contracts designated as net investment hedges	6,173	—	6,173	—	—	—	—	—
____________________________
(1) The Company had no material cash flow hedges outstanding as of November 30, 2024.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2025 and 2024
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
The fair values of forward exchange contracts are measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. The fair values of foreign currency exchange collar contracts are measured using the cash flows of the contracts, discount rates to account for the passage of time, implied volatility and current foreign exchange market data, which are all based on inputs readily available in public markets. The effect of nonperformance risk on the fair value of derivative instruments was not material as of August 31, 2025 and November 30, 2024.
The carrying values of accounts receivable, accounts payable and short-term debt approximate fair value due to their short maturities and interest rates which are variable in nature. The carrying value of the Company’s term loans approximate their fair value since they bear interest rates that are similar to existing market rates. The estimated fair value of the Senior Notes was approximately $2.3 billion as of both August 31, 2025 and November 30, 2024.
During the nine months ended August 31, 2025, there were no transfers between the fair value measurement category levels.
NOTE 10—BORROWINGS:
Borrowings consist of the following:

	As of
	August 31, 2025	November 30, 2024
	(currency in thousands)
TD SYNNEX 1.750% Senior Notes due August 9, 2026 (1) (2)	$700,000	$—
TD SYNNEX Revolving Credit Facility	245,000	—
Other short-term borrowings	251,085	171,092
Short-term borrowings before debt discount and issuance costs	$1,196,085	$171,092
Less: current portion of unamortized debt discount and issuance costs	(1,291)	—
Borrowings, current	$1,194,794	$171,092

TD SYNNEX 1.750% Senior Notes due August 9, 2026 (1) (2)	$—	$700,000
TD SYNNEX 2.375% Senior Notes due August 9, 2028 (1) (2)	600,000	600,000
TD SYNNEX 2.650% Senior Notes due August 9, 2031 (1) (2)	500,000	500,000
TD SYNNEX 6.100% Senior Notes due April 12, 2034 (2)	600,000	600,000
Total TD SYNNEX Senior Notes in long-term debt	$1,700,000	$2,400,000
TD SYNNEX Term Loan	581,250	581,250
2024 Term Loan	750,000	750,000
Total term loans	$1,331,250	$1,331,250
Other credit agreements and long-term debt	27,765	24,956
Long-term borrowings, before unamortized debt discount and issuance costs	$3,059,015	$3,756,206
Less: unamortized debt discount and issuance costs	(14,967)	(19,807)
Long-term borrowings	$3,044,048	$3,736,399
____________________________
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
For the three and nine months ended August 31, 2025 and 2024
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
____________________________
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
Under the terms of the U.S. AR Arrangement, the Company and certain of its U.S. subsidiaries sell, on a revolving basis, their receivables to a wholly-owned, bankruptcy-remote subsidiary. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled approximately $3.5 billion and $3.4 billion as of August 31, 2025 and November 30, 2024, respectively. The borrowings are funded by pledging all of the rights, title and interest in the receivables acquired by the Company's bankruptcy-remote subsidiary as security. Any amounts borrowed under the U.S. AR Arrangement are recorded as debt on the Company's Consolidated Balance Sheets. There were no amounts outstanding under the U.S. AR Arrangement at August 31, 2025 or November 30, 2024.
TD SYNNEX Credit Agreement
The Company is party to an amended and restated credit agreement, dated as of April 16, 2024 (as amended, the “TD SYNNEX Credit Agreement”) with the lenders party thereto and Citibank, N.A., as agent, pursuant to which the Company received commitments for the extension of a senior unsecured revolving credit facility (the “TD SYNNEX Revolving Credit Facility”) not to exceed an aggregate principal amount of $3.5 billion, which may, at the request of the Company but subject to the lenders’ discretion, potentially be increased by up to an aggregate amount of $500.0 million. The borrowers under the TD SYNNEX Credit Agreement are TD SYNNEX Corporation and certain subsidiaries of the Company. There was $245.0 million outstanding under the TD SYNNEX Revolving Credit Facility at August 31, 2025 at an interest rate of 5.71%. There were no amounts outstanding under the TD SYNNEX Revolving Credit Facility at November 30, 2024. Borrowings under the TD SYNNEX Revolving Credit Facility bear interest at a per annum rate equal to the applicable SOFR rate, plus a credit spread adjustment, plus the applicable margin, as well as a commitment fee as referenced in the table below:

Maturity Date	Credit Spread Adjustment	Margin(2)	Commitment Fee(3)
April 16, 2029(1)	0.10%	1.000%-1.750%	0.100%-0.300%
____________________________
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
For the three and nine months ended August 31, 2025 and 2024
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
The TD SYNNEX Credit Agreement also includes a senior unsecured term loan (the “TD SYNNEX Term Loan”) in an original aggregate principal amount of $1.5 billion. There was $581.3 million outstanding on the TD SYNNEX Term Loan as of both August 31, 2025 and November 30, 2024. Loans borrowed under the TD SYNNEX Credit Agreement bear interest at a per annum rate equal to the applicable SOFR rate, plus a credit spread adjustment, plus the applicable margin as referenced in the table below:

Maturity Date	Credit Spread Adjustment	Margin(1)	Effective Interest Rate as of August 31, 2025	Effective Interest Rate as of November 30, 2024
September 1, 2026	0.10%	1.125%-1.750%	5.79%	6.05%
____________________________
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
Loans borrowed under the 2024 Term Loan Credit Agreement bear interest at a per annum rate equal to the applicable SOFR rate, plus credit spread adjustment, plus the applicable margin within a range based on the Company’s Public Debt Rating (as defined in the 2024 Term Loan Credit Agreement). Key terms for the 2024 Term Loan Credit Agreement are as follows:

Maturity Date	Credit Spread Adjustment	Margin	Effective Interest Rate as of August 31, 2025	Effective Interest Rate as of November 30, 2024
September 1, 2027	0.10%	1.000% - 1.625%	5.67%	6.04%
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
For the three and nine months ended August 31, 2025 and 2024
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
Other Short-Term Borrowings
The Company has various other committed and uncommitted lines of credit with financial institutions, short-term loans, term loans, credit facilities, and book overdraft facilities, totaling approximately $658.4 million in borrowing capacity as of August 31, 2025. Most of these facilities are provided on a short-term basis and are reviewed periodically for renewal. Interest rates and other terms of borrowing under these lines of credit vary by country, depending on local market conditions. There was $251.1 million outstanding on these facilities at August 31, 2025, at a weighted average interest rate of 6.02%, and there was $171.1 million outstanding at November 30, 2024, at a weighted average interest rate of 7.91%. Borrowings under these lines of credit facilities are guaranteed by the Company or secured by eligible accounts receivable.
At August 31, 2025, the Company was also contingently liable for reimbursement obligations with respect to issued standby letters of credit in the aggregate outstanding amount of $62.5 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.
The maximum commitment amounts for local currency credit facilities have been translated into U.S. dollars at August 31, 2025 exchange rates.
Covenant Compliance
The Company's credit facilities have a number of covenants and restrictions that require the Company to maintain specified financial ratios, including a maximum debt to EBITDA ratio and a minimum interest coverage ratio, in each case tested on the last day of each fiscal quarter. The covenants also limit the Company’s ability to incur additional debt, create liens, enter into agreements with affiliates, modify the nature of the Company’s business, and merge or consolidate. As of August 31, 2025, the Company was in compliance with all material financial covenants for the above arrangements.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2025 and 2024
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
NOTE 11 – SUPPLIER FINANCE PROGRAMS:
The Company has certain arrangements with third-party financial institutions ("Supplier Finance Programs"), which facilitate the participating vendors’ ability to sell their accounts receivable from the Company to the third-party financial institutions, at the sole discretion of these vendors. The Company is not party to the agreements between the vendor and the third-party financial institution. As part of these arrangements, the Company generally receives more favorable payment terms from its vendors. The Company’s rights and obligations to its vendors, including amounts due, are generally not impacted by Supplier Finance Programs. However, the Company agrees to make all payments to the third-party financial institutions, and the Company’s right to offset balances due from vendors against payment obligations is restricted by the agreements for those payment obligations that have been sold by the respective vendors. The Company generally does not incur any fees under Supplier Finance Programs; however, the Company did recognize an immaterial amount of fees during the three and nine months ended August 31, 2025 and 2024 within "Cost of revenue" in the Company's Consolidated Statements of Operations related to an arrangement with a certain vendor. As of August 31, 2025 and November 30, 2024, the Company had $2.9 billion and $3.2 billion, respectively, in obligations outstanding under these programs included in “Accounts payable” in the Company’s Consolidated Balance Sheets and all activity related to the obligations is presented within operating activities in the Consolidated Statements of Cash Flows.
NOTE 12—SEGMENT INFORMATION:
Summarized financial information related to the Company’s reportable business segments for the periods presented is shown below:

	Americas	Europe	APJ	Consolidated

	(currency in thousands)
Three Months Ended August 31, 2025
Revenue	$9,267,939	$5,174,835	$1,208,150	$15,650,924
Operating income	283,647	70,419	29,591	383,657
Three Months Ended August 31, 2024
Revenue	$9,090,011	$4,591,161	$1,003,540	$14,684,712
Operating income	220,900	57,415	24,564	302,879
Nine Months Ended August 31, 2025
Revenue	$26,666,472	$15,202,597	$3,259,877	$45,128,946
Operating income	730,015	206,623	79,617	1,016,255
Nine Months Ended August 31, 2024
Revenue	$25,550,680	$14,135,188	$2,922,005	$42,607,873
Operating income	589,866	200,100	79,433	869,399

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2025 and 2024
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

When used in this Quarterly Report on Form 10-Q, or this “Report”, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “allows,” “can,” “may,” “could,” “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our business model and our services, our business and market strategy, future growth, demand, our infrastructure, our investment in our information technology ("IT") systems, our employee hiring and retention, our revenue, sources of revenue, our gross margins, our operating costs and results, timing of payment, the value of our inventory, our competition, our future needs and sources for additional financing, contract terms, relationships with our suppliers, adequacy of our facilities, our legal proceedings, our operations, foreign currency exchange rates and hedging activities, our strategic acquisitions, seasonality of sales, adequacy of our cash resources, our debt and financing arrangements, including our supplier finance programs, the impact of any change to our credit rating, interest rate risk and impact thereof, cash held by our international subsidiaries and repatriation, changes in fair value of derivative instruments, our tax liabilities, adequacy of our disclosure controls and procedures, cybersecurity and cyberattacks, impact of our pricing policies, impact of economic and industry trends, changes to the markets in which we compete, impact of new reporting rules and accounting policies, our estimates and assumptions, impact of inventory repurchase obligations and commitments and contingencies, our effective tax rates, impact of any impairment of our goodwill and intangible assets, our share repurchase and dividend program, and our assessments and expectations with respect to the potential impacts of OBBBA (as defined below). Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed herein and others, including risks related to the buying patterns of our customers, concentration of sales to large customers, the loss or consolidation of one or more of our significant original equipment manufacturer ("OEM") suppliers or customers, market acceptance of the products we assemble and distribute, competitive conditions in our industry and their impact on our margins, pricing and other terms with our OEM suppliers, our ability to retain key personnel, our ability to gain market share, variations in supplier-sponsored programs, changes in our costs and operating expenses, increased inflation, uncertainty over global trade policies and the impacts of related tariffs, dependence upon and trends in capital spending budgets in the IT industry, fluctuations in general economic conditions, changes in tax laws, risks associated with our international operations, any incidents of theft, uncertainties and variability in demand by our reseller and integration customers, credit exposure to our reseller customers and negative trends in their businesses, supply shortages or delays, any termination or reduction in our supplier finance programs; changes in value of foreign currencies and interest rates and other risk factors contained in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended November 30, 2024. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, unless otherwise required by law.

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
On July 1, 2025, the Company completed the acquisition of Apptium Technologies, LLC and its subsidiaries ("Apptium"), a software development company and provider of a cloud commerce platform that represents a critical investment in the Company’s technology solutions orchestration strategy. The Company acquired all of the outstanding shares of Apptium for a preliminary purchase price of approximately $111.8 million, subject to certain working capital and other adjustments.
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
Results of Operations
The following table sets forth, for the indicated periods, data as percentages of total revenue:

	Three Months Ended		Nine Months Ended
Consolidated Statements of Operations Data:	August 31, 2025	August 31, 2024	August 31, 2025	August 31, 2024
Revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	(92.78)%	(93.46)%	(92.97)%	(93.10)%
Gross profit	7.22%	6.54%	7.03%	6.90%
Selling, general and administrative expenses	(4.75)%	(4.48)%	(4.77)%	(4.70)%
Acquisition, integration and restructuring costs	(0.02)%	—%	(0.01)%	(0.16)%
Operating income	2.45%	2.06%	2.25%	2.04%
Interest expense and finance charges, net	(0.59)%	(0.55)%	(0.60)%	(0.54)%
Other income (expense), net	0.01%	(0.01)%	—%	(0.02)%
Income before income taxes	1.87%	1.50%	1.65%	1.48%
Provision for income taxes	(0.42)%	(0.28)%	(0.37)%	(0.32)%
Net income	1.45%	1.22%	1.28%	1.16%

Certain Non-GAAP Financial Information
In addition to disclosing financial results that are determined in accordance with GAAP, we also disclose certain non-GAAP financial information, including:
•Revenue in constant currency, which is revenue adjusted for the translation effect of foreign currencies so that certain financial results can be viewed without the impact of fluctuations in foreign currency exchange rates, thereby facilitating period-to-period comparisons of our business performance. Revenue in constant currency is calculated by translating the revenue for the three and nine months ended August 31, 2025 in the billing currency using the comparable prior period currency conversion rate. Generally, when the dollar either strengthens or weakens against other currencies, the growth at constant currency rates will be higher or lower than growth reported at actual exchange rates.
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
Three and Nine Months Ended August 31, 2025 and 2024:
Revenue
The following table summarizes our revenue and change in revenue by segment for the three and nine months ended August 31, 2025 and 2024:

	Three Months Ended			Nine Months Ended
	August 31, 2025	August 31, 2024	Percent Change	August 31, 2025	August 31, 2024	Percent Change

Revenue in constant currency	(in thousands)			(in thousands)
Consolidated
Revenue	$15,650,924	$14,684,712	6.6%	$45,128,946	$42,607,873	5.9%
Impact of changes in foreign currencies	(315,675)	—		(146,552)	—
Revenue in constant currency	$15,335,249	$14,684,712	4.4%	$44,982,394	$42,607,873	5.6%

Americas
Revenue	$9,267,939	$9,090,011	2.0%	$26,666,472	$25,550,680	4.4%
Impact of changes in foreign currencies	2,093	—		106,517	—
Revenue in constant currency	$9,270,032	$9,090,011	2.0%	$26,772,989	$25,550,680	4.8%

Europe
Revenue	$5,174,835	$4,591,161	12.7%	$15,202,597	$14,135,188	7.6%
Impact of changes in foreign currencies	(306,316)	—		(249,899)	—
Revenue in constant currency	$4,868,519	$4,591,161	6.0%	$14,952,698	$14,135,188	5.8%

APJ
Revenue	$1,208,150	$1,003,540	20.4%	$3,259,877	$2,922,005	11.6%
Impact of changes in foreign currencies	(11,452)	—		(3,170)	—
Revenue in constant currency	$1,196,698	$1,003,540	19.2%	$3,256,707	$2,922,005	11.5%

Consolidated
•Three Months Ended August 31, 2025 versus August 31, 2024 - Revenue and revenue in constant currency increased by $1.0 billion and $650.5 million, respectively. The increases are primarily driven by growth in both our Advanced Solutions and Endpoint Solutions portfolios, partially offset by a greater percentage of our sales being presented on a net basis due to the mix of products sold, which negatively impacted our revenue compared to the prior three months ended August 31, 2024 by approximately $810 million, or 5%. The impact of changes in foreign currencies is primarily due to the strengthening of the euro against the U.S. dollar.
•Nine Months Ended August 31, 2025 versus August 31, 2024 - Revenue and revenue in constant currency increased by $2.5 billion and $2.4 billion, respectively. The increases are primarily driven by growth in both our Advanced Solutions and Endpoint Solutions portfolios, partially offset by a greater percentage of our sales being presented on a net basis due to the mix of products sold, which negatively impacted our revenue compared to the nine months ended August 31, 2024 by approximately $2.0 billion, or 5%. The impact of changes in foreign currencies is primarily due to the strengthening of the euro against the U.S. dollar.
Americas
•Three Months Ended August 31, 2025 versus August 31, 2024 - Revenue and revenue in constant currency increased by $177.9 million and $180.0 million, respectively. The increases are primarily driven by growth in both our Advanced Solutions and Endpoint Solutions portfolios in the region, partially offset by a greater percentage of our sales being presented on a net basis due to the mix of products sold, which negatively impacted our revenue compared to the three months ended August 31, 2024 by approximately $620 million, or 7%.
•Nine Months Ended August 31, 2025 versus August 31, 2024 - Revenue and revenue in constant currency increased by $1.1 billion and $1.2 billion, respectively. The increases are primarily driven by growth in both our Advanced Solutions and Endpoint Solutions portfolios in the region, partially offset by a greater percentage of our sales being presented on a net basis due to the mix of products sold, which negatively impacted our revenue compared to the nine months ended August 31, 2024 by approximately $1.1 billion, or 4%. The impact of changes in foreign currencies is primarily due to the weakening of the Canadian dollar against the U.S. dollar.
Europe
•Three Months Ended August 31, 2025 versus August 31, 2024 - Revenue and revenue in constant currency increased by $583.7 million and $277.4 million, respectively. The increases are primarily driven by growth in both our Endpoint Solutions and Advanced Solutions portfolios in the region, partially offset by a greater percentage of our sales being presented on a net basis due to the mix of products sold, which negatively impacted our revenue compared to the three months ended August 31, 2024 by approximately $100 million, or 2%. The impact of changes in foreign currencies is primarily due to the strengthening of the euro against the U.S. dollar.
•Nine Months Ended August 31, 2025 versus August 31, 2024 - Revenue and revenue in constant currency increased by $1.1 billion and $817.5 million, respectively. The increases are primarily driven by growth in both our Endpoint Solutions and Advanced Solutions portfolios in the region, partially offset by a greater percentage of our sales being presented on a net basis due to the mix of products sold, which negatively impacted our revenue compared to the nine months ended August 31, 2024 by approximately $570 million, or 4%. The impact of changes in foreign currencies is primarily due to the strengthening of the euro against the U.S. dollar.
APJ
•Three Months Ended August 31, 2025 versus August 31, 2024 - Revenue and revenue in constant currency increased by $204.6 million and $193.2 million, respectively. The increases are primarily driven by growth in both our Advanced Solutions and Endpoint Solutions portfolios in the region, partially offset by a greater percentage of our sales being presented on a net basis due to the mix of products sold, which negatively impacted our revenue compared to the three months ended August 31, 2024 by approximately $90 million, or 9%. The impact of changes in foreign currencies is primarily due to the strengthening of the Japanese yen against the U.S. dollar.
•Nine Months Ended August 31, 2025 versus August 31, 2024 - Revenue and revenue in constant currency increased by $337.9 million and $334.7 million, respectively. The increases are primarily driven by growth in both our Endpoint Solutions and Advanced Solutions portfolios in the region, partially offset by a greater percentage of our sales being presented on a net basis due to the mix of products sold, which negatively impacted our revenue compared to the nine months ended August 31, 2024 by approximately $350 million, or 12%.

Gross Profit

	Three Months Ended			Nine Months Ended
	August 31, 2025	August 31, 2024	Percent Change	August 31, 2025	August 31, 2024	Percent Change

Gross profit & gross margin - Consolidated	(in thousands)			(in thousands)
Revenue	$15,650,924	$14,684,712	6.6%	$45,128,946	$42,607,873	5.9%

Gross profit	$1,129,853	$961,048	17.6%	$3,174,232	$2,940,361	8.0%

Gross margin	7.22%	6.54%		7.03%	6.90%
Our gross margin is affected by a variety of factors, including competition, selling prices, mix of products, the percentage of revenue that is presented on a net basis, product costs along with rebate and discount programs from our suppliers, reserves or settlement adjustments, freight costs, inventory losses and fluctuations in revenue.
Three Months Ended August 31, 2025 versus August 31, 2024
•Gross profit increased primarily due to the increase in revenue due to growth in both our Advanced Solutions and Endpoint Solutions portfolios, along with the increase in gross margin.
•Gross margin increased primarily due to the presentation of additional revenues on a net basis due to the mix of products sold, which positively impacted our gross margin by approximately 35 basis points, along with margin expansion in our Endpoint Solutions portfolio.
Nine Months Ended August 31, 2025 versus August 31, 2024
•Gross profit increased primarily due to the increase in revenue due to growth in both our Advanced Solutions and Endpoint Solutions portfolios.
•Gross margin increased primarily due to the impact of the presentation of additional revenues on a net basis due to the mix of products sold, which positively impacted our gross margin by approximately 29 basis points, partially offset by higher strategic technologies margins during the first half of the prior fiscal year.
Selling, General and Administrative ("SG&A") Expenses

	Three Months Ended			Nine Months Ended
	August 31, 2025	August 31, 2024	Percent Change	August 31, 2025	August 31, 2024	Percent Change

	(in thousands)			(in thousands)
Gross profit	$1,129,853	$961,048	17.6%	$3,174,232	$2,940,361	8.0%

Selling, general and administrative expenses(1)	$743,892	$657,513	13.1%	$2,153,947	$2,000,772	7.7%
Amortization of intangibles	(76,541)	(73,173)		(221,230)	(218,809)
Share-based compensation	(12,427)	(16,176)		(46,238)	(47,096)
Adjusted selling, general and administrative expenses	$654,924	$568,164	15.3%	$1,886,479	$1,734,867	8.7%

Selling, general and administrative expenses(1) as a percent of gross profit	65.8%	68.4%		67.9%	68.0%
Adjusted selling, general and administrative expenses as a percent of gross profit	58.0%	59.1%		59.4%	59.0%
____________________________
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
Three Months Ended August 31, 2025 versus August 31, 2024
•SG&A expenses and adjusted SG&A expenses increased primarily due to higher personnel costs.
•SG&A expenses as a percentage of gross profit and adjusted SG&A expenses as a percentage of gross profit decreased due to our increase in gross profit from growth in both our Advanced Solutions and Endpoint Solutions portfolios as well as gross margin expansion in our Endpoint Solutions portfolio, which exceeded the increase in SG&A expenses primarily due to higher personnel costs.
Nine Months Ended August 31, 2025 versus August 31, 2024
•SG&A expenses and adjusted SG&A expenses increased primarily due to higher personnel costs.
•SG&A expenses as a percentage of gross profit and adjusted SG&A expenses as a percentage of gross profit were relatively consistent, as the current period increase in SG&A expenses primarily due to higher personnel costs correlated with the increase in gross profit.
Acquisition, Integration and Restructuring Costs
Acquisition, integration and restructuring costs during the nine months ended August 31, 2024 were primarily comprised of costs related to the Merger. Acquisition, integration and restructuring costs during the three and nine months ended August 31, 2025 included $1.3 million of costs related to the acquisition of Apptium. For further discussion of the Apptium acquisition, see Note 3 – Acquisition, Integration and Restructuring Costs to the Consolidated Financial Statements included in Part I, Item 1 of this Report. Other acquisition, integration and restructuring costs were $1.0 million and $2.8 million during the three and nine months ended August 31, 2025, respectively, and $0.7 million and $1.9 million during the three and nine months ended August 31, 2024, respectively.
The Merger
We completed the acquisition, integration and restructuring activities related to the Merger during the first half of fiscal year 2024. There were no related expenses recognized during the three and nine months ended August 31, 2025 and the three months ended August 31, 2024. We previously incurred acquisition, integration and restructuring costs related to the completion of the Merger, including professional services costs, personnel and other costs, and long-lived assets charges and termination fees. Professional services costs are primarily comprised of IT and other consulting services, as well as legal expenses. Personnel and other costs are primarily comprised of costs related to retention and other bonuses, severance and duplicative labor costs. Long-lived assets charges and termination fees during the nine months ended August 31, 2024 include accelerated depreciation and amortization expense of $5.5 million due to changes in asset useful lives in conjunction with the consolidation of certain IT systems, along with $17.0 million for termination fees related to certain IT systems.
In July 2023, we offered a voluntary severance program ("VSP") to certain co-workers in the U.S. as part of our cost optimization efforts related to the Merger. During the nine months ended August 31, 2024 we incurred $10.1 million of costs in connection with the VSP including $8.0 million of severance costs and $2.1 million of duplicative labor costs.

During the nine months ended August 31, 2024, acquisition and integration expenses related to the Merger were composed of the following:

Nine Months Ended
August 31, 2024

(in thousands)
Professional services costs	$16,456
Personnel and other costs	15,279
Long-lived assets charges and termination fees	22,533
Voluntary severance program costs	10,113
Total	$64,381
Operating Income
The following tables provide an analysis of operating income and non-GAAP operating income on a consolidated and regional basis as well as a reconciliation of operating income to non-GAAP operating income on a consolidated and regional basis for the three and nine months ended August 31, 2025 and 2024:

	Three Months Ended			Nine Months Ended
	August 31, 2025	August 31, 2024	Percent Change	August 31, 2025	August 31, 2024	Percent Change

Operating income & operating margin - Consolidated	(in thousands)			(in thousands)
Revenue	$15,650,924	$14,684,712		$45,128,946	$42,607,873

Operating income	$383,657	$302,879	26.7%	$1,016,255	$869,399	16.9%
Acquisition, integration and restructuring costs	2,304	656		4,030	70,190
Amortization of intangibles	76,541	73,173		221,230	218,809
Share-based compensation	12,427	16,176		46,238	47,096
Non-GAAP operating income	$474,929	$392,884	20.9%	$1,287,753	$1,205,494	6.8%

Operating margin	2.45%	2.06%		2.25%	2.04%
Non-GAAP operating margin	3.03%	2.68%		2.85%	2.83%
Consolidated Three Months Ended August 31, 2025 versus August 31, 2024
•Operating income and non-GAAP operating income increased primarily due to an increase in revenue, along with gross margin expansion in our Endpoint Solutions portfolio, partially offset by higher personnel costs.
•Operating margin and non-GAAP operating margin increased primarily due to the increase in gross margin.

Consolidated Nine Months Ended August 31, 2025 versus August 31, 2024
•Operating income increased primarily due to an increase in revenue and lower acquisition, integration and restructuring costs, partially offset by higher personnel costs.
•Operating margin increased primarily due to lower acquisition, integration and restructuring costs.
•Non-GAAP operating income increased primarily due to an increase in revenue, partially offset by higher personnel costs.
•Non-GAAP operating margin was relatively consistent, as the current period increase in SG&A expenses correlated with the increase in revenue.

	Three Months Ended			Nine Months Ended
	August 31, 2025	August 31, 2024	Percent Change	August 31, 2025	August 31, 2024	Percent Change

Operating income & operating margin - Americas	(in thousands)			(in thousands)
Revenue	$9,267,939	$9,090,011		$26,666,472	$25,550,680

Operating income	$283,647	$220,900	28.4%	$730,015	$589,866	23.8%
Acquisition, integration and restructuring costs	1,526	259		1,908	53,026
Amortization of intangibles	42,429	41,459		123,334	124,430
Share-based compensation	8,512	9,703		30,296	30,426
Non-GAAP operating income	$336,114	$272,321	23.4%	$885,553	$797,748	11.0%

Operating margin	3.06%	2.43%		2.74%	2.31%
Non-GAAP operating margin	3.63%	3.00%		3.32%	3.12%
Americas Three Months Ended August 31, 2025 versus August 31, 2024
•Operating income and non-GAAP operating income increased, primarily due to growth in both our Advanced Solutions and Endpoint Solutions portfolios, and an increase in gross margin, partially offset by higher personnel costs.
•Operating margin and non-GAAP operating margin increased primarily due to an increase in gross margin in the region, including impacts from the presentation of additional revenues on a net basis due to the mix of products sold, which positively impacted our operating margin and non-GAAP operating margin by approximately 20 and 24 basis points, respectively.

Americas Nine Months Ended August 31, 2025 versus August 31, 2024
•Operating income increased primarily due to growth in both our Advanced Solutions and Endpoint Solutions portfolios and lower acquisition, integration and restructuring costs, partially offset by higher personnel costs.
•Operating margin increased primarily due to lower acquisition, integration and restructuring costs, along with the impact of the presentation of additional revenues on a net basis due to the mix of products sold, which positively impacted our operating margin by approximately 11 basis points.
•Non-GAAP operating income increased primarily due to growth in both our Advanced Solutions and Endpoint Solutions portfolios, partially offset by higher personnel costs.
•Non-GAAP operating margin increased primarily due to the impact of the presentation of additional revenues on a net basis due to the mix of products sold, which positively impacted our non-GAAP operating margin by approximately 13 basis points.

	Three Months Ended			Nine Months Ended
	August 31, 2025	August 31, 2024	Percent Change	August 31, 2025	August 31, 2024	Percent Change

Operating income & operating margin - Europe	(in thousands)			(in thousands)
Revenue	$5,174,835	$4,591,161		$15,202,597	$14,135,188

Operating income	$70,419	$57,415	22.6%	$206,623	$200,100	3.3%
Acquisition, integration and restructuring costs	375	224		1,500	16,225
Amortization of intangibles	33,299	30,896		95,476	92,319
Share-based compensation	3,251	5,459		13,110	14,033
Non-GAAP operating income	$107,344	$93,994	14.2%	$316,709	$322,677	(1.8)%

Operating margin	1.36%	1.25%		1.36%	1.42%
Non-GAAP operating margin	2.07%	2.05%		2.08%	2.28%
Europe Three Months Ended August 31, 2025 versus August 31, 2024
•Operating income and non-GAAP operating income increased primarily due to an increase in revenue, partially offset by higher personnel costs.
•Operating margin and non-GAAP operating margin slightly increased primarily due to the mix of products sold.

Europe Nine Months Ended August 31, 2025 versus August 31, 2024
•Operating income increased primarily due to a decrease in acquisition, integration and restructuring costs and an increase in revenue, partially offset by higher personnel costs.
•Operating margin decreased, primarily due to lower strategic technologies gross margins and higher personnel costs, partially offset by a decrease in acquisition, integration and restructuring costs.
•Non-GAAP operating income slightly decreased primarily due to higher personnel costs partially offset by an increase in revenue.
•Non-GAAP operating margin decreased primarily due to lower strategic technologies gross margins and higher personnel costs.

	Three Months Ended			Nine Months Ended
	August 31, 2025	August 31, 2024	Percent Change	August 31, 2025	August 31, 2024	Percent Change

Operating income & operating margin - APJ	(in thousands)			(in thousands)
Revenue	$1,208,150	$1,003,540		$3,259,877	$2,922,005

Operating income	$29,591	$24,564	20.5%	$79,617	$79,433	0.2%
Acquisition, integration and restructuring costs	403	173		622	939
Amortization of intangibles	813	818		2,420	2,060
Share-based compensation	664	1,014		2,832	2,637
Non-GAAP operating income	$31,471	$26,569	18.5%	$85,491	$85,069	0.5%

Operating margin	2.45%	2.45%		2.44%	2.72%
Non-GAAP operating margin	2.60%	2.65%		2.62%	2.91%

APJ Three Months Ended August 31, 2025 versus August 31, 2024
•Operating income and non-GAAP operating income increased primarily due to an increase in revenue, partially offset by higher personnel costs.
•Operating margin and non-GAAP operating margin were relatively consistent, as the impact of the presentation of additional revenue on a net basis due to the mix of products sold, which positively impacted both our operating margin and non-GAAP operating margin by approximately 18 basis points, was offset by a decrease in strategic technologies gross margins.
APJ Nine Months Ended August 31, 2025 versus August 31, 2024
•Operating income and non-GAAP operating income were relatively consistent.
•Operating margin and non-GAAP operating margin decreased primarily due to a decrease in strategic technologies gross margins, partially offset by the impact of the presentation of additional revenue on a net basis due to the mix of products sold, which positively impacted our operating margin and non-GAAP operating margin by approximately 24 and 26 basis points, respectively.
Interest Expense and Finance Charges, Net

	Three Months Ended			Nine Months Ended
	August 31, 2025	August 31, 2024	Percent Change	August 31, 2025	August 31, 2024	Percent Change

	(in thousands)			(in thousands)
Interest expense and finance charges, net	$91,188	$80,447	13.4%	$269,050	$233,039	15.5%
Percentage of revenue	0.59%	0.55%		0.60%	0.54%
Amounts recorded in interest expense and finance charges, net, consist primarily of interest expense paid on our Senior Notes, our lines of credit, our accounts receivable securitization facility and our term loans, and fees associated with the sale of accounts receivable, partially offset by income earned on our cash investments.
Three Months Ended August 31, 2025 versus August 31, 2024
Interest expense and finance charges, net increased, primarily driven by an increase in short-term borrowings to fund working capital requirements, along with increased costs associated with the sale of accounts receivable due to higher volumes of sold receivables. Accounts receivable discount fees for these programs totaled $18.0 million and $16.4 million in the three months ended August 31, 2025 and 2024, respectively.
Nine Months Ended August 31, 2025 versus August 31, 2024
Interest expense and finance charges, net increased, primarily driven by an increase in short-term borrowings to fund working capital requirements along with higher average interest rates on our Senior Notes, partially offset by decreased costs associated with the sale of accounts receivable due to lower related discount fees. Accounts receivable discount fees for these programs totaled $43.5 million and $49.0 million in the nine months ended August 31, 2025 and 2024, respectively.
Other Income (Expense), Net

	Three Months Ended			Nine Months Ended
	August 31, 2025	August 31, 2024	Change in Dollars	August 31, 2025	August 31, 2024	Change in Dollars

	(in thousands)			(in thousands)
Other income (expense), net	$792	$(1,518)	$2,310	$(983)	$(7,493)	$6,510
Percentage of revenue	0.01%	(0.01)%		—%	(0.02)%
Amounts recorded as other income (expense), net include foreign currency transaction gains and losses on certain financing transactions and the related derivative instruments used to hedge such financing transactions, the cost of hedging, investment gains and losses, and other non-operating gains and losses, such as settlements received from class action lawsuits.

Three and Nine Months Ended August 31, 2025 versus August 31, 2024
Other income (expense), net improved primarily due to decreased hedging costs.
Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	August 31, 2025	August 31, 2024	Percent Change	August 31, 2025	August 31, 2024	Percent Change

	(in thousands)			(in thousands)
Provision for income taxes	$66,466	$42,358	56.9%	$166,969	$134,578	24.1%
Percentage of income before income taxes	22.66%	19.17%		22.38%	21.40%
Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions. Income taxes for the interim periods presented have been included in the accompanying Consolidated Financial Statements on the basis of an estimated annual effective tax rate.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the United States. This legislation introduces several measures, including the permanent extension of select provisions from the Tax Cuts and Jobs Act of 2017, revisions to the international tax framework, and the reinstatement of favorable tax treatment for certain business-related items. The OBBBA contains multiple effective dates, with key provisions beginning in our fiscal year 2026. Based on our initial assessment, we do not anticipate the OBBBA will have a material impact on our effective tax rate.
Three and Nine Months Ended August 31, 2025 versus August 31, 2024
Income tax expense increased primarily due to higher income during the period and a higher effective tax rate. The effective tax rate was higher primarily due to favorable discrete items recorded during the prior year and the relative mix of earnings within the taxing jurisdictions in which we operate.
Net Income and Diluted EPS
The following tables present net income and diluted EPS as well as a reconciliation of our most comparable GAAP measures to the related non-GAAP measures presented:

	Three Months Ended		Nine Months Ended
	August 31, 2025	August 31, 2024	August 31, 2025	August 31, 2024

Non-GAAP net income - Consolidated	(in thousands)
Net Income	$226,795	$178,556	$579,253	$494,289
Acquisition, integration and restructuring costs	2,304	656	4,030	70,190
Amortization of intangibles	76,541	73,173	221,230	218,809
Share-based compensation	12,427	16,176	46,238	47,096
Income taxes related to the above	(21,823)	(23,122)	(66,619)	(81,861)
Non-GAAP net income	$296,244	$245,439	$784,132	$748,523

	Three Months Ended		Nine Months Ended
Non-GAAP diluted EPS	August 31, 2025	August 31, 2024	August 31, 2025	August 31, 2024
Diluted EPS(1)	$2.74	$2.08	$6.92	$5.67
Acquisition, integration and restructuring costs	0.03	0.01	0.05	0.81
Amortization of intangibles	0.92	0.85	2.65	2.51
Share-based compensation	0.15	0.19	0.55	0.54
Income taxes related to the above	(0.26)	(0.27)	(0.80)	(0.94)
Non-GAAP diluted EPS(1)	$3.58	$2.86	$9.37	$8.59
_________________________
(1) Diluted EPS is calculated using the two-class method. Unvested restricted stock awards granted to employees are considered participating securities. For purposes of calculating Diluted EPS, net income allocated to participating securities was approximately 0.9% of net income for all periods presented.

Liquidity and Capital Resources
Cash Conversion Cycle

		Three Months Ended
		August 31, 2025	November 30, 2024	August 31, 2024

		(Amounts in thousands)
Days sales outstanding ("DSO")
Revenue	(a)	$15,650,924	$15,844,563	$14,684,712
Accounts receivable, net	(b)	10,925,068	10,341,625	10,032,404
Days sales outstanding	(c) = ((b)/(a))*the number of days during the period	64	60	63

Days inventory outstanding ("DIO")
Cost of revenue	(d)	$14,521,071	$14,803,618	$13,723,664
Inventories	(e)	9,137,505	8,287,048	7,674,438
Days inventory outstanding	(f) = ((e)/(d))*the number of days during the period	58	51	51

Days payable outstanding ("DPO")
Cost of revenue	(g)	$14,521,071	$14,803,618	$13,723,664
Accounts payable	(h)	15,651,286	15,084,107	13,873,238
Days payable outstanding	(i) = ((h)/(g))*the number of days during the period	99	93	93

Cash conversion cycle ("CCC")	(j) = (c)+(f)-(i)	23	18	21

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
•CCC was 23 days as of August 31, 2025, and 18 and 21 days as of November 30, 2024 and August 31, 2024, respectively.
•CCC increased as compared to November 30, 2024 primarily due to an increase in DSO as our accounts receivable increased due to timing of cash receipts, coupled with an increase in DIO, partially offset by an increase in DPO. The increase in our inventory balances was to support growth in our business which resulted in a corresponding increase in our accounts payable.
•CCC increased compared to August 31, 2024, primarily due to an increase in DIO due to an increase in our inventory balances to support growth in our business, partially offset by an increase in DPO due to a corresponding increase in our accounts payable.

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
Operating Activities - Nine Months Ended August 31, 2025 versus August 31, 2024
Net cash provided by operating activities was $71.3 million and $655.8 million, respectively. The decrease in net cash provided by operating activities was primarily due to an increase in accounts receivable compared to a decrease in the prior year, and a larger increase in accounts payable during the prior year, related to the timing of cash receipts and cash payments. This impact was partially offset by a decrease in other accrued liabilities during the nine months ended August 31, 2024.
Investing Activities - Nine Months Ended August 31, 2025 versus August 31, 2024
Net cash used in investing activities was $176.8 million and $181.6 million, respectively. The slight decrease in cash used in investing activities is primarily due to a decrease in capital expenditures of $22.1 million and a decrease in settlements of net investment hedges of $14.5 million. This impact was partially offset by an increase in cash paid for acquisition of businesses, which was $77.5 million primarily due to the acquisition of Apptium, compared to $32.4 million in the prior year.
Financing Activities - Nine Months Ended August 31, 2025 versus August 31, 2024
Net cash used in financing activities was $186.0 million and $655.4 million, respectively. The decrease in net cash used in financing activities is primarily due to increased net borrowings of $360.5 million, along with a net decrease in payments for share repurchases of $86.8 million.
We believe our current cash balances, cash flows from operations and credit availability are sufficient to support our operating activities for at least the next twelve months.
Capital Resources
Our cash and cash equivalents totaled $874.4 million and $1.1 billion as of August 31, 2025 and November 30, 2024, respectively. Our cash and cash equivalents held by international subsidiaries are no longer subject to U.S. federal tax on repatriation into the U.S. Repatriation of some foreign balances is restricted by local laws. If in the future we repatriate foreign cash back to the U.S., we will report in our Consolidated Financial Statements the impact of state and withholding taxes depending upon the planned timing and manner of such repatriation. Presently, we believe we have sufficient resources, cash flow and liquidity within the U.S. to fund current and expected future working capital, investment and other general corporate funding requirements.
We believe that our available cash and cash equivalents balances, cash flows from operations and our existing sources of liquidity, including available capacity under our borrowing facilities, will be sufficient to enable the repayment of our current borrowings, including $700.0 million of Senior Notes due in August 2026, and satisfy our current and planned working capital and investment needs for the next twelve months in all geographies. We also believe that our longer-term working capital, planned capital expenditures, anticipated stock repurchases, dividend payments and other general corporate funding requirements will be satisfied through cash flows from operations and, to the extent necessary, from our borrowing facilities and future financial market activities.

Credit Facilities and Borrowings
In the U.S., we have an accounts receivable securitization program to provide additional capital for our operations (the "U.S. AR Arrangement"). Under the terms of the U.S. AR Arrangement, we and our subsidiaries that are party to the U.S. AR Arrangement can borrow up to a maximum of $1.5 billion based upon eligible trade accounts receivable. The U.S. AR Arrangement, as amended, has a maturity date of November 2026. We also have an amended and restated credit agreement, dated as of April 16, 2024 (as amended, the "TD SYNNEX Credit Agreement"), pursuant to which we received commitments for the extension of a senior unsecured revolving credit facility not to exceed an aggregate principal amount of $3.5 billion, which revolving credit facility (the "TD SYNNEX Revolving Credit Facility") may, at our request but subject to the lenders' discretion, potentially be increased by up to an aggregate amount of $500.0 million. Our borrowings on these facilities vary within the period primarily based on changes in our working capital. There were no amounts outstanding under the U.S. AR Arrangement at August 31, 2025 or November 30, 2024. There was $245.0 million outstanding under the TD SYNNEX Revolving Credit Facility at August 31, 2025 at an interest rate of 5.71%. There were no amounts outstanding on the TD SYNNEX Revolving Credit Facility at November 30, 2024. As amended, the TD SYNNEX Revolving Credit Facility will mature on April 16, 2029, subject, in the lender's discretion, to two one-year extensions upon our prior notice to the lenders.
The TD SYNNEX Credit Agreement also includes a $1.5 billion term loan facility (the "TD SYNNEX Term Loan") that has a maturity date of September 1, 2026. There was $581.3 million outstanding on the TD SYNNEX Term Loan as of both August 31, 2025 and November 30, 2024.
On April 19, 2024, we entered into a Term Loan Credit Agreement (the "2024 Term Loan Credit Agreement") which provides for a senior unsecured term loan in the amount of $750.0 million (the "2024 Term Loan"). The proceeds from the 2024 Term Loan were used to repay a portion of the TD SYNNEX Term Loan. The 2024 Term Loan will mature on September 1, 2027.
We have various other committed and uncommitted lines of credit with financial institutions, short-term loans, term loans, credit facilities and book overdraft facilities, totaling approximately $658.4 million in borrowing capacity as of August 31, 2025. Our borrowings on these facilities vary within the period primarily based on changes in our working capital. There was $251.1 million outstanding on these facilities at August 31, 2025, at a weighted average interest rate of 6.02%, and there was $171.1 million outstanding on these facilities at November 30, 2024, at a weighted average interest rate of 7.91%.
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
We had total outstanding borrowings of approximately $4.2 billion and $3.9 billion as of August 31, 2025 and November 30, 2024, respectively. Our outstanding borrowings include Senior Notes of $2.4 billion as of both August 31, 2025 and November 30, 2024, and term loans described above as the TD SYNNEX Term Loan and 2024 Term Loan of approximately $1.3 billion as of both August 31, 2025 and November 30, 2024. For additional information on our borrowings, see Note 10 – Borrowings to the Consolidated Financial Statements included in Part I, Item 1 of this Report.
Accounts Receivable Purchase Agreements
We have uncommitted accounts receivable purchase agreements under which trade accounts receivable owed by certain customers may be acquired, without recourse, by certain financial institutions. Available capacity under these programs is dependent upon the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. In addition, certain of these programs also require that we continue to service, administer and collect the sold accounts receivable. At August 31, 2025 and November 30, 2024, we had a total of $1.5 billion and $1.2 billion, respectively, of trade accounts receivable sold to and held by financial institutions under these programs. Discount fees for these programs totaled $18.0 million and $43.5 million in the three and nine months ended August 31, 2025, respectively and $16.4 million and $49.0 million in the three and nine months ended August 31, 2024, respectively.

Supplier Finance Programs
We have certain arrangements with third-party financial institutions ("Supplier Finance Programs"), which facilitate the participating vendors’ ability to sell their accounts receivable from us to the third-party financial institutions, at the sole discretion of these vendors. We are not party to the agreements between the vendor and the third-party financial institution. As part of these arrangements, we generally receive more favorable payment terms from our vendors. Our rights and obligations to our vendors, including amounts due, are generally not impacted by Supplier Finance Programs. However, we agree to make all payments to the third-party financial institutions, and our right to offset balances due from vendors against payment obligations is restricted by the agreements for those payment obligations that have been sold by the respective vendors. As of August 31, 2025 and November 30, 2024, we had $2.9 billion and $3.2 billion, respectively, in obligations outstanding under these programs included in "Accounts payable" in our Consolidated Balance Sheets.
Share Repurchase Program
In January 2023, our Board of Directors authorized a three-year $1.0 billion share repurchase program. In March 2024, our Board of Directors authorized a new $2.0 billion share repurchase program, supplementing the amount remaining under the prior program, pursuant to which we may repurchase our outstanding common stock from time to time in the open market or through privately negotiated transactions, including pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The March 2024 share repurchase authorization does not have an expiration date. We repurchased 1.2 million shares of common stock for $173.8 million and 3.3 million shares for $423.1 million in the three and nine months ended August 31, 2025, respectively, and 0.5 million shares for $56.5 million and 4.7 million shares for $509.9 million during the three and nine months ended August 31, 2024, respectively. As of August 31, 2025, we had $1.4 billion available for future repurchases of our common stock. For additional information on our share repurchase program, see Note 5 – Stockholders' Equity to the Consolidated Financial Statements included in Part I, Item 1 of this Report.
Covenant Compliance
Our credit facilities have a number of covenants and restrictions that require us to maintain specified financial ratios. They also limit our (or our subsidiaries', as applicable) ability to incur additional debt or liens, enter into agreements with affiliates, modify the nature of our business, and merge or consolidate. As of August 31, 2025, we were in compliance with all material financial covenants for the above arrangements.
Critical Accounting Policies and Estimates
During the nine months ended August 31, 2025, there were no material changes to our critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2024.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
In January 2023, our Board of Directors authorized a three-year $1.0 billion share repurchase program. In March 2024, our Board of Directors authorized a $2.0 billion share repurchase program (the "March 2024 share repurchase program"), supplementing the $196.7 million remaining authorization under the prior program, pursuant to which we may repurchase our outstanding common stock from time to time in the open market or through privately negotiated transactions, including pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Exchange Act. The March 2024 share repurchase program does not have an expiration date.
The following table presents information with respect to purchases of common stock by the Company under the March 2024 share repurchase program during the quarter ended August 31, 2025:

	Issuer Purchases of Equity Securities (amounts in thousands except for per share amounts)
Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or program	Maximum dollar value of shares that may yet be purchased under the plans or programs
June 1 - June 30, 2025	244	$126.50	244	$1,503,833
July 1 - July 31, 2025	226	142.37	226	1,471,644
August 1 - August 31, 2025	755	146.75	755	1,360,922
Total	1,225	$141.90	1,225
_________________________
(1) Excludes excise taxes, whether accrued or paid, and excludes broker's commissions.
ITEM 5. Other Information
Trading Arrangements
On July 14, 2025, Richard T. Hume, the Company's former Chief Executive Officer and current member of its Board of Directors, adopted a trading arrangement for the sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. Mr. Hume’s Rule 10b5-1 trading arrangement provides for the sale of up to 86,848 shares of common stock (of which 56,848 shares are to be acquired upon the exercise of stock options) until March 27, 2026 pursuant to the terms of the plan.
On August 2, 2025, Merline Saintil, a member of the Company’s Board of Directors, adopted a trading arrangement for the sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. Ms. Saintil’s Rule 10b5-1 trading arrangement provides for the sale of up to 671 shares of common stock until March 13, 2026 pursuant to the terms of the plan.

ITEM 6. Exhibits

Exhibit Number	Description of Document

3(i).1	Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(i).1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2025).

3(ii).1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3(ii).1 to the Company’s Current Report on Form 8-K filed on September 30, 2024).

10.1#+	Severance Agreement between TD SYNNEX Corporation and Simon Leung (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 16, 2025).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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
Date: October 1, 2025
TD SYNNEX CORPORATION

By:	/s/ Patrick Zammit
Patrick Zammit
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

By:	/s/ Marshall W. Witt
Marshall W. Witt
Chief Financial Officer
(Duly authorized officer and principal financial officer)