Form 10-K
period 2025-11-30
TD SYNNEX CORP
filed 2026-01-27
CIK 1177394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
___________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of Common Stock held by non-affiliates of the registrant (based upon the closing sale price on the New York Stock Exchange as of May 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter) was $8,743,705,927. Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of January 14, 2026, there were 80,729,152 shares of Common Stock, $0.001 per share par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10 (as to directors and Delinquent Section 16(a) Reports (if any)), 11, 12 (as to Beneficial Ownership), 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2026 Annual Meeting of Stockholders to be held on March 25, 2026.

TD SYNNEX CORPORATION

2025 FORM 10-K

PART I
When used in this Annual Report on Form 10-K (this “Report”), the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “allows,” “can,” “may,” “could,’’ “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our business model and our services, our business and market strategy, future growth, demand, our infrastructure, our investment in our information technology ("IT") systems, the development and adoption of new technologies, including artificial intelligence ("AI")-related or other products and services, our co-worker hiring and retention, our revenue, sources of revenue, our gross margins, our operating costs and results, timing of payment, the value of our inventory, our competition, our future needs and sources for additional financing, contract terms, relationships with our suppliers, adequacy of our facilities, our legal proceedings, our operations, foreign currency exchange rates and hedging activities, our strategic acquisitions including anticipated cost savings and other benefits, our goodwill, seasonality of sales, adequacy of our cash resources, our debt and financing arrangements and repayment expectations related thereto, including our supplier finance programs, the impact of any change to our credit rating, interest rate risk and impact thereof, cash held by our international subsidiaries and repatriation, changes in fair value of derivative instruments, our tax liabilities, adequacy of our disclosure controls and procedures, cybersecurity and cyberattacks, impact of our pricing policies, impact of economic and industry trends, changes to the markets in which we compete, impact of new reporting rules and accounting policies, our estimates and assumptions, impact of inventory repurchase obligations and commitments and contingencies, our effective tax rates, impact of any impairment of our goodwill and intangible assets, human capital resources, environmental and corporate citizenship initiatives, our share repurchase and dividend program, and our assessments and expectations with respect to the potential impacts of OBBBA (as defined below). Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed herein and others, including the buying patterns of our customers, concentration of sales to large customers, the loss or consolidation of one or more of our significant original equipment manufacturer ("OEM") suppliers or customers, market acceptance of the products we assemble and distribute, competitive conditions in our industry and their impact on our margins, pricing and other terms with our OEM suppliers, our ability to gain market share, variations in supplier-sponsored programs, changes in our costs and operating expenses, increased inflation, uncertainty over global trade policies and the impacts of related tariffs, dependence upon and trends in capital spending budgets in the IT industry, fluctuations in general economic conditions, changes in tax laws, risks associated with our international operations, uncertainties and variability in demand by our reseller and integration customers, supply shortages or delays, changes in value of foreign currencies and interest rates and other risk factors contained below under Part I, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, unless otherwise required by law.
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
Item 1.    Business
Overview
We are a Fortune 100 corporation and a leading global distributor and solutions aggregator for the information technology ("IT") ecosystem. We serve a critical role, bringing products from the world's leading and emerging technology vendors to market, and helping our customers create solutions best suited to maximize business outcomes for their end-user customers. We aggregate and distribute IT hardware, software, and systems including personal computing devices and peripherals, mobile phones and accessories, printers, server and datacenter infrastructure, hybrid cloud, security, networking, communications and storage solutions, and system components. We also design and deliver purpose-built server, storage and networking solutions for the hyperscale computing infrastructure market. We operate in three reportable segments based on our geographic regions: the Americas, Europe and Asia-Pacific and Japan ("APJ").

We have been in business since 1980 and have headquarters in both Clearwater, Florida and Fremont, California. We were originally incorporated in the State of California as COMPAC Microelectronics, Inc. in November 1980, and we changed our name to SYNNEX Information Technologies, Inc. in February 1994. We later reincorporated in the State of Delaware under the name of SYNNEX Corporation in October 2003. On September 1, 2021, SYNNEX Corporation acquired Tech Data Corporation, a Florida corporation (“Tech Data”) through a series of mergers, which resulted in Tech Data becoming an indirect subsidiary of TD SYNNEX Corporation (collectively, the "Merger"). On October 22, 2021, as a result of the Merger we filed with the Secretary of State of the State of Delaware a Certificate of Amendment to the Company’s Restated Certificate of Incorporation to change our corporate name from SYNNEX Corporation to TD SYNNEX Corporation, effective November 3, 2021.
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
We are focusing on the following strategic imperatives in pursuit of our vision:
•Unify our reach by expanding our portfolio in both mature and developing markets through our targeted go-to-market strategy.
•Target new customers by leveraging our specialist go-to-market and trusted advisor approach to deliver tailored value propositions and personalized solutions that align closely with the unique business needs and priorities of each customer.
•Expand our addressable market through our unique vendor value proposition, capitalizing on end-to-end capabilities to support business currently operated by vendors.
•Diversify our offerings within our end-to-end portfolio of products, services and solutions, including providing design, manufacturing and supply chain services to hyperscale computing infrastructure customers.
•Expand and attach our services capabilities to meet our customers’ evolving needs, also enabling us to engage earlier in the customer lifecycle, support more complex deployments, drive renewals and deepen our relationships with our customers.
Our Products and Suppliers
We offer a comprehensive catalog of more than 200,000 technology products (as measured by active SKU's) from approximately 2,500 OEMs, including personal computing devices, mobile phones and accessories, and strategic technologies such as cloud, security, data analytics, AI and hyperscale computing infrastructure. This enables us to offer comprehensive solutions to our reseller and retail customers. We group the majority of our offerings into two primary solutions portfolios, Endpoint Solutions and Advanced Solutions which are comprised of the following:
Endpoint Solutions Portfolio:
•Our Endpoint Solutions portfolio primarily includes personal computing devices and peripherals, mobile phones and accessories, printers and supplies.
Advanced Solutions Portfolio:
•Our Advanced Solutions portfolio primarily includes data center technologies such as hybrid cloud, security, storage, networking, servers, software, converged and hyper-converged infrastructure and hyperscale computing infrastructure, via our Hyve business.

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
The following table provides revenue generated from products purchased from vendors that exceeded 10% of our consolidated revenue for the periods indicated (as a percent of consolidated revenue):

	Twelve Months Ended
	November 30, 2025	November 30, 2024	November 30, 2023
Apple, Inc.	12%	12%	11%
HP Inc.	10%	N/A (1)	N/A (1)
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
Our Customers
Our products are marketed globally to an active reseller base of more than 150,000 customers. Our reseller customers include value-added resellers (“VARs”), independent software vendors ("ISVs"), corporate resellers, government resellers, system integrators, direct marketers, retailers and managed service providers (“MSPs”). Resellers are classified primarily by their end-user customers. End-users include large corporations or enterprises, federal, state and local governments, SMBs, and individual consumers. In addition, resellers vary greatly in size and geographic reach. Our reseller customers buy from us and other distributors. Our larger reseller customers also buy certain products directly from OEM suppliers. System integrators offer services in addition to product resale, primarily in systems customization, integration, and deployment. Retailers serve mostly individual end-users and to a small degree, small office/home office customers. We also provide systems design and integration solutions for data center servers and networking solutions built specific to our customers’ workloads and data center environments.
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
One customer accounted for 11%, 12% and 11% of our total revenue in fiscal years 2025, 2024 and 2023, respectively. As of November 30, 2025 and 2024, no single customer comprised more than 10% of the consolidated accounts receivable balance. While we do not believe that the loss of any single customer would have a material adverse effect on us, such loss could result in an adverse impact on certain of our businesses.

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
Field Services. We provide field services that are purposefully built to support today's increasingly complex technology environments. Backed by deep technical expertise, powerful infrastructure and a robust partner network, our pre-deployment, deployment and post-deployment services are specialized to support a wide array of OEM brands. Our multi-platform-trained technicians are dispatched to customer sites to install and service products, helping ensure the success of their technology investments.
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
We operate our principal systems design and integration solutions facilities in the United States with additional locations in Taiwan, the United Kingdom and China. We generally design and integrate IT systems, data center servers and networking solutions and IT appliances, by incorporating system components either purchased directly from vendors, obtained from our distribution inventory or through a customer-owned procurement model. Some of our design and integration solutions facilities are ISO 9001:2015 and ISO 14001:2015 certified.

International Operations
Approximately 48% of our consolidated revenue for fiscal year 2025 was generated by our international operations. Our end market strategy is to continue expanding internationally on a selective basis in order to provide our distribution capabilities to OEM suppliers in locations that meet their regional requirements.
Sales and cost concentrations in foreign jurisdictions subject us to various risks, including the impact of changes in the value of these foreign currencies relative to the U.S. dollar, which in turn can impact reported sales.
See Note 12 – Segment Information to the Consolidated Financial Statements included in Item 8 of this Report for financial information by segment.
Seasonality
Our operating results are affected by the seasonality of the IT products industry. We have historically experienced slightly higher sales in our fourth fiscal quarter due to patterns in capital budgeting, federal government spending and purchasing cycles of our customers and end-users. These historical patterns may not be repeated in subsequent periods.
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
We compete against several international distributors, including Ingram Micro Holding Corporation, Arrow Electronics, Inc. and Westcon-Comstor, as well as regional distributors including ScanSource, Inc., ALSO Holding, Esprinet, VSTECS Holdings Ltd. and Synnex Technology International Corp. (a separate and unrelated entity from the Company). The distribution industry has historically undergone, and continues to undergo, consolidation. We have participated in this consolidation and expect to continue to assess opportunities. We also compete against companies who participate within the hyperscale computing infrastructure market including Jabil Inc., Celestica, Flex Ltd., Quanta Computer Inc. and Wiwynn Corporation.
As we enter new business areas, we may encounter increased competition from our current competitors and/or new competitors. We constantly seek to expand our business into areas primarily related to our core distribution as well as other support, logistics and related value-added services, both organically and through strategic acquisitions.
Human Capital Resources
As of November 30, 2025, we had approximately 24,000 full-time co-workers. Given the variability in our business and the quick response time required by customers, it is critical that we are able to rapidly ramp-up and ramp-down our operational capabilities to maximize efficiency. As a result, we use temporary or contract workers, who totaled approximately 6,000 as of November 30, 2025, on a full-time equivalent basis. Certain of our co-workers in various countries outside of the United States are subject to laws providing representation rights to co-workers through workers' councils.
We are committed to fostering a diverse and inclusive workplace that attracts and retains exceptional talent. Through ongoing co-worker development, comprehensive compensation and benefits, and a focus on health, safety and co-worker well-being, we strive to help our co-workers in all aspects of their lives so they can do their best work.
Fostering Connection
We are committed to capturing the ideas and perspectives that fuel innovation and enable our workforce, customers, and communities to succeed in the digital age. We accomplish this through a focus on our global values: Together We… Dare to Go, Grow and Win, Own It and Do the Right Thing. Our commitment to diversity and inclusion starts at the top with a highly skilled and diverse Board of Directors, complemented by our diverse management team. The company invests in co-workers and communities, creating an equal opportunity to succeed. Our refreshed values reflect a commitment to taking responsibility, supporting continuous learning and leading with integrity.

Pay Equity or Total Rewards
We believe people should be paid for what they do and how they do it, regardless of their gender, race, or other personal characteristics. To deliver on that commitment, we benchmark and set pay ranges based on market data and consider factors such as a co-worker’s role and experience, the location of their job, and their performance. We also review our compensation practices, both in terms of our overall workforce and individual co-workers, to ensure our pay is fair and equitable. Our practice includes reviewing the compensation of co-workers to ensure consistent pay practices by conducting a pay equity analysis annually comparing co-workers performing substantially similar work within a country or location. As we move forward, we aim to improve our pay equity position across the globe to ensure fairness for all co-workers. Each year we will assess our progress and make adjustments to improve our pay equity position.
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
Training and Development
Human capital development drives our strategy at TD SYNNEX. We invest in co-workers’ growth by offering diverse learning opportunities, including in-person, virtual, social, self-directed, mentoring, coaching and external programs. In fiscal year 2025, we established the role of Chief Learning and Belonging Officer. Our mission is to systematically build capability at TD SYNNEX, equipping co-workers to adapt their skills, tools and mindsets for the evolving workplace. In fiscal year 2025, we launched TD SYNNEX Learning Labs, prioritized high-growth skills and began our AI enablement transformation. Most notably, every people leader was invited to leverage a professional human coach as part of a new experiential learning journey aligned with our evolved servant leadership values.
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
Driving Sustainable Transformation
As a leading IT distributor, we recognize that our unique position at the center of the global technology ecosystem connects us to more than 150,000 reseller customers with more than 2,500 best-in-class technology vendors. This enables us to identify opportunities for innovation, sustainable practices and positive outcomes up and down the value chain. We utilize a robust Corporate Citizenship framework designed to deliver long-term value for our stakeholders. In fiscal year 2025 we continued to advance our goals of expanding the circular economy, embedding a culture of sustainability, sharing our sustainability insights and achieving net-zero greenhouse gas emissions (“GHGs”) in our global operations by 2045.
Additional human capital and sustainability information was included in our fiscal year 2024 Corporate Citizenship Report which is available on our website. Information contained in our Corporate Citizenship Report and website is not deemed part of this Annual Report on Form 10-K.

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
Information About our Executive Officers
The following table sets forth information regarding our current executive officers:

Name	Age	Position
Patrick Zammit	59	Chief Executive Officer
David Jordan	38	Chief Financial Officer
Alim Dhanji	48	Chief Human Resources Officer
John Henry	51	Chief Accounting Officer
Miriam Murphy	56	President, Europe
Dennis Polk	59	Chair, Hyve Solutions
Reyna Thompson	56	President, North America
David Vetter	66	Chief Legal Officer
Patrick Zammit is our Chief Executive Officer. Mr. Zammit joined Tech Data in February 2017 as President, Europe through Tech Data’s acquisition of Avnet’s Technology Solutions business and served in this capacity until the Merger in September 2021 when he also assumed the role of President, APJ, which he served until his appointment as Chief Operating Officer, effective January 1, 2024. Mr. Zammit served as Chief Operating Officer until his appointment as Chief Executive Officer and as a member of our Board of Directors, effective September 1, 2024. Prior to joining our company, Mr. Zammit was employed for more than twenty years at Avnet, Inc (Nasdaq: AVT), an electronic components distribution company. From January 2015 to January 2017, Mr. Zammit served as Global President of Avnet Technology Solutions. Prior to that position, from October 2006 until January 2015, Mr. Zammit served as President of Avnet Electronics Marketing EMEA. From 1993 to 2006, Mr. Zammit served in management positions of increasing responsibilities. Prior to joining Avnet, Mr. Zammit was employed by Arthur Andersen from 1989 to 1993. Mr. Zammit holds a Master's in Business Administration equivalent from Paris Business School ESLSCA.
David Jordan is our Chief Financial Officer. Mr. Jordan previously served as our Senior Vice President, Chief Financial Officer, Americas from September 2021, as well as our head of Investor Relations from June 2024, until his appointment as our Chief Financial Officer effective October 2, 2025. Prior to those roles he served in a variety of leadership roles across Finance and Corporate Strategy since joining Tech Data in 2014. Prior to joining Tech Data, he was employed by Ernst & Young as an auditor from 2012 to 2014. Mr. Jordan holds a Master's degree in Accounting from the University of Florida.
Alim Dhanji is our Chief Human Resources Officer, a role he has served since joining TD SYNNEX in June 2024, and our Executive Vice President, Corporate Affairs, a role he has served since August 2025. Prior to joining TD SYNNEX, Mr. Dhanji most recently served as Chief People Officer and Executive Vice President at Equinox Group from January 2023 to June 2024. Before joining Equinox Group he was employed at adidas, where he served as President of adidas Canada from January 2021 through January 2023, and prior to that role he served as Senior Vice President, Global Talent and Head of HR for Global Brands for adidas since November 2019. Prior to joining adidas he held a variety of roles, including at Citi and KPMG. Mr. Dhanji holds a Master's in Business Administration from Royal Roads University and completed the Advanced Management Program at Harvard Business School.

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
Miriam Murphy has served as our President, Europe since April 2024. Ms. Murphy returned to TD SYNNEX in April 2024, following a two-year tenure as Chief Executive Officer, Europe at NTT Ltd, a systems integrator and managed services provider. Prior to her role at NTT Ltd., Ms. Murphy served for more than 20 years in senior Europe leadership roles since joining Avnet, Inc.'s Technology Solutions business in 1999, which was acquired by Tech Data in 2017. Ms. Murphy holds a Master's equivalent in Supply Chain Management and Competitive Strategy from INSEAD.
Dennis Polk has served as a member of our Board of Directors since February 2012 and as our Chair, Hyve Solutions since September 2021. Mr. Polk joined TD SYNNEX in 2002 and served as President and Chief Executive Officer of TD SYNNEX from March 2018 to September 2021. Prior to that position, he served as Chief Operating Officer, Chief Financial Officer and Senior Vice President of Corporate Finance of TD SYNNEX. In conjunction with the Merger in September 2021, Mr. Polk was appointed as Executive Chair of the Board of Directors, and he served as Executive Chair until September 1, 2023.
Reyna Thompson has served as our President, North America since December 2024. Prior to her current role, Ms. Thompson held various positions in sales, vendor management and marketing since joining TD SYNNEX in 2002. Prior to joining TD SYNNEX, Ms. Thompson was employed as a Business Manager at Gates Arrow Electronics, Inc. Ms. Thompson holds a Master's degree in Public Policy from Regent University, and is a graduate of Clemson University.
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
Our operating results are affected by the seasonality of the IT products and services industry. We have historically experienced slightly higher sales in our fourth fiscal quarter due to patterns in the capital budgeting, federal government spending and purchasing cycles of our customers and end-users. These historical patterns may not be repeated in subsequent periods. You should not rely on period-to-period comparisons of our operating results as an indication of future performance. In future years, our operating results may be below our expectations or those of our public market analysts or investors, which would likely cause our share price to decline.

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
Our future success is highly dependent on our relationships with a small number of OEM suppliers. For example, sales of Apple Inc. products and services comprised approximately 12%, 12%, and 11% of our total revenue for fiscal years 2025, 2024, and 2023, respectively and sales from HP, Inc. comprised approximately 10% of our total revenue for fiscal year 2025. Our OEM supplier agreements typically are short-term and may be terminated without cause upon short notice. OEM supplier agreements are often established at a regional or country level and these relationships may change in some countries or regions and not others. The loss or deterioration of our relationship with Apple Inc., HP Inc. or any other major OEM supplier, the authorization by OEM suppliers of additional distributors, the sale of products by OEM suppliers directly to our reseller and retail customers and end-users, or our failure to establish relationships with new OEM suppliers or to expand the distribution and supply chain services that we provide OEM suppliers could adversely affect our business, financial position and operating results. In addition, OEM suppliers may face liquidity or solvency issues that in turn could negatively affect our business and operating results.
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
Our business experiences customer concentration from time to time. One customer accounted for 11%, 12% and 11% of our total revenue in fiscal years 2025, 2024 and 2023, respectively. The loss of one of our significant customers could result in an adverse impact on our business. For example, our systems design and integration solutions product line has significant customer concentration, requires investments in working capital and infrastructure, and has customer contracts that often offer limited or no volume guarantees or protection for end-of-life investments. The loss of a customer or reduction in order volumes could adversely impact our revenue, provision for inventory losses, the absorption of fixed overhead costs and our future expansion plans. The systems design and integration solutions business operates in a competitive environment. Volumes can fluctuate based on customer demand, delivery quality and the competitive landscape. Our ability to deliver customized solutions on a timely basis is critical to our success. Any delay could impact our competitive position and result in loss of customer orders, which could impact our financial position and operating results.

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
Failures or significant downtime of our IT or telecommunications systems has, in the past, and could, in the future, prevent us from taking customer orders, printing product pick-lists, shipping products, billing customers and handling call volume. Sales also may be affected if our reseller and retail customers are unable to access our pricing and product availability information. We also rely on the Internet, including EDI, XML, API, and web-based communication links and mobile platform applications, for a large portion of our orders and information exchanges with our OEM suppliers and reseller and retail customers. The Internet and individual websites have experienced a number of disruptions, slowdowns and security breakdowns, some of which were caused by organized attacks. If we were to experience a future security breakdown, disruption or breach that compromised sensitive information, it could harm our relationship with our OEM suppliers and reseller and retail customers. Disruption of our website or the Internet in general could impair our order processing or more generally prevent our OEM suppliers and reseller and retail customers from accessing information. Additionally, technologies used in or integrated into our operations, such as AI, automation and cloud-based services, may change how our existing business processes are conducted and could adversely affect our operations. A significant increase in our IT costs or a temporary or permanent loss of our IT systems could harm our relationships with our customers. The occurrence of any of these events could have an adverse effect on our operations and financial results.

Issues related to the development and use of AI could give rise to legal and/or regulatory action, damage our reputation or otherwise materially harm our business.

We currently incorporate AI technology in certain offerings and in our business operations. AI systems are complex, rapidly changing, and may not operate as intended. Use of AI could lead to unintended consequences, including exposing us to additional risks related to cybersecurity, privacy and data security, such as the risk of increased vulnerability to cybersecurity threats and exposure, impacts to the stability of our operations, the inadvertent disclosure, misuse, or corruption of intellectual property, confidential, personal, or competitively sensitive information that could affect our reputation. AI algorithms and datasets may also contain errors or biases or produce unexpected or unintended outcomes.

Our efforts to expand AI capabilities within our products and internal functions involve risks, costs and operational challenges. Although we aim to design, develop, and deploy AI responsibly and to identify and mitigate associated ethical, legal and technical risks, we may not detect or resolve issues before they occur.

AI technologies are complex and rapidly evolving, we face significant competition in the market and from other companies regarding such technologies. Further, the legal and regulatory landscape for AI is rapidly evolving and uncertain, and requirements may differ across jurisdictions. Compliance with new or existing AI-related laws, regulations, or government guidance—including emerging frameworks such as those in the European Union—may impose significant costs, restrict our ability to integrate certain AI capabilities, or expose us to liability. Failures, deficiencies, or misuse of AI technologies could result in regulatory inquiries or actions, litigation or reputational damage, any of which could materially harm our business.
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
As of November 30, 2025, we had $4.6 billion in outstanding short and long-term borrowings under term loans, our Senior Notes (as defined in Note 10 - Borrowings to the Consolidated Financial Statements in Item 8), lines of credit and our accounts receivable securitization program, excluding trade payables. The terms of one or more of the agreements under which this indebtedness was incurred may limit or restrict, among other things, our (or our subsidiaries', as applicable) ability to:
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
We and our subsidiaries may be able to incur significant additional indebtedness in the future. For example, as of November 30, 2025, we had access to $3.5 billion in unused commitments under the TD SYNNEX Revolving Credit Facility (as defined in the Liquidity and Capital Resources section of Item 7 of this Report). If new debt is added to our current debt levels, the related risks that we now face could intensify. Although the TD SYNNEX Credit Agreement (as defined in the Liquidity and Capital Resources section of Item 7 of this Report) contains restrictions on the incurrence of additional indebtedness by our subsidiaries, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial.
Changes in our credit rating may increase our interest expense or other costs of capital.
Certain of our financing instruments involve variable rate debt, thus exposing us to the risk of fluctuations in interest rates. In addition, the interest rate payable on certain of our Senior Notes, our revolving and term loan credit agreement and certain other debt instruments is subject to adjustment from time to time if our credit rating is downgraded.
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
Dynamic changes in the IT industry, including the consolidation of OEM suppliers and reductions in the number of authorized distributors used by OEM suppliers, have resulted in new and increased responsibilities for management personnel and have placed, and continue to place, a significant strain upon our management, operating and financial systems and other resources. We may be unable to successfully respond to and manage our business in light of industry developments and trends. As end-users migrate to AI-enabled offerings, cloud-based IT infrastructure and technology-as-a-service, sales of hardware products may be reduced, thereby negatively impacting our operating results. Also crucial to our success in managing our operations is our ability to achieve additional economies of scale. Our failure to achieve these additional economies of scale or to respond to changes in the IT industry could adversely affect our business and operating results.

Risks Related to the Macro-Economic and Regulatory Environment
Changes in foreign currency exchange rates and limitations on the convertibility of foreign currencies could adversely affect our business and operating results.
Approximately 48%, 47% and 47% of our revenues in fiscal years 2025, 2024 and 2023, respectively, were generated outside the United States. Most of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. We presently have currency exposure arising from both sales and purchases denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. For example, if these foreign currencies appreciate against the U.S. dollar, it will be more expensive in terms of U.S. dollars to purchase inventory or pay expenses with foreign currencies. This could have a negative impact on us if revenue related to these purchases is transacted in U.S. dollars. In addition, currency devaluation can result in products that we purchase in U.S. dollars being relatively more expensive to procure than products manufactured locally. Furthermore, our local competitors in certain markets may have different purchasing models that provide them reduced foreign currency exposure compared to us. This may result in market pricing that we cannot meet without significantly lower profit on sales.
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
The translation of the financial statements of foreign operations into U.S. dollars is also impacted by fluctuations in foreign currency exchange rates, which may positively or negatively impact our results of operations. For example, in the past, several foreign currencies in which we transact business depreciated against the U.S. dollar, including the euro, Canadian dollar and Japanese yen, which adversely affected our results of operations in the applicable periods. In addition, the value of our equity investment in foreign countries may fluctuate based upon changes in foreign currency exchange rates. These fluctuations, which are recorded in a cumulative translation adjustment account, may result in losses in the event a foreign subsidiary is sold or closed at a time when the foreign currency is weaker than when we made investments in the country. The realization of any or all of these risks could have a significant adverse effect on our financial results.
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

Because a significant portion of our IT systems support and software development activities are located in China, risks associated with economic, political and social events in China could negatively affect our business and operating results.
Our IT systems are an important part of our global operations. A significant portion of our IT systems support and software development activities are located in China. We rely on our China-based IT operations and personnel in ongoing software development, maintenance and customer-specific customization work. We also conduct general and administrative activities from our facilities in China. Our operations in China subject us to a number of risks relating to China’s economic and political systems and other matters, including:
•a government controlled foreign exchange rate and limitations on the convertibility of the Chinese Renminbi;
•extensive government regulation;
•changing governmental policies, including those relating to tax benefits available to foreign-owned businesses;
•the telecommunications infrastructure;
•a relatively uncertain legal system;
•uncertainties related to continued economic and social reform; and
•limited visibility or predictability, if any, with respect to the foregoing.
In addition, our operations in China may be impacted by geopolitical tensions or global policy changes regarding China, including between the United States and China. Geopolitical tensions, including with respect to trade disputes or barriers, tariffs, sanctions, import/export restrictions, investment restrictions, or other governmental actions could materially and negatively impact our China-based operations and our access to our China-based personnel. Further, China’s cybersecurity, data security, data and technology transfer, and similar laws and regulations may restrict or impose constraints on our China-based operations. Any deterioration of relations between China and the United States, or the perception that relations may deteriorate, could result in a range of adverse governmental actions, including:
•heightened regulatory scrutiny or retaliatory actions directed at U.S. companies doing business in China;
•limitations on our ability to access or use China-based suppliers, facilities, data, or personnel;
•disruptions to logistics, supply chains, financial transactions, or our ability to repatriate funds from China.
Any disruption to our China-based operations, or restrictions on, or loss of access to, our China-based personnel or systems, could negatively impact our ability to maintain, update, or repair our IT systems and infrastructure, including any customer-specific customization work. Further, any significant interruption in our China-based operations and service generally, whether resulting from the risks described above or otherwise, could result in delays in our inventory purchasing, errors in order fulfillment, reduced levels of customer service, and other disruptions in operations, any of which could cause our business and operating results to suffer, including materially.
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

The Organization for Economic Co-operation and Development has published a proposal to establish a new global minimum corporate tax rate of 15%, commonly referred to as Pillar Two. While the U.S. has not yet adopted the Pillar Two framework into law, several countries in which we operate have enacted tax legislation based on the Pillar Two framework with certain components of the minimum tax rules effective beginning in 2024 (fiscal year 2025 for us) and further rules becoming effective beginning in 2025 (fiscal year 2026 for us). Due to these new rules, our income tax expense could be unfavorably impacted as the legislation becomes effective in countries in which we conduct business. We will continue to monitor U.S. and global legislative action related to Pillar Two for potential impacts.
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
Cyberattacks or the improper disclosure or control of confidential information could result in liability and harm our reputation, which could adversely affect our business.
Our business is heavily dependent upon information technology networks and systems, including those of our vendors, suppliers and partners. Internal or external attacks on those networks and systems could disrupt our normal operations centers and impede our ability to provide critical products and services to our customers, subjecting us to liability under our contracts and damaging our reputation. Additionally, such attacks could compromise our, or our customers' or vendors', intellectual property or confidential information or result in fraud or other financial loss. For instance, during each of July 2021, July 2022, and September 2023, a threat actor accessed parts of our networks and systems, and evidence suggests that the same individual or related groups were responsible for each incident. Additionally, in November 2024, we were notified by a partner of one of our wholly owned subsidiaries that a different threat actor gained unauthorized access to the partner’s networks and systems which contained data and information of a few of our subsidiary’s customers. While we do not believe at this time that these cyber-attacks had a material impact on our systems or operations, should new or different information come to light establishing that the intrusions are broader than now known or if additional attacks occur, it could have a broader impact on our systems and operations, and we could incur significant costs in responding to such intrusions.

In response to these incidents, we have engaged in various remedial and preventative actions to remove any threat actors and prevent further unauthorized access to our network, analyzed the information that the threat actors accessed, enhanced our data security and governance program, added additional protective security layers and cooperated with law enforcement authorities.
Our business also involves the use, storage and transmission of information about our co-workers, and customers. If any person, including any of our co-workers, negligently disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to monetary damages, fines or other regulatory or criminal consequences.
We have security controls for our systems and other security practices in place to protect the security of, and prevent unauthorized access to, our systems and personal and proprietary information, such as firewalls and anti-virus software, and we also provide information to our co-workers and business partners about the need to deploy security measures and the impact of doing so; however, notwithstanding our efforts to date, there are numerous sophisticated threat actors that are actively engaging in cyber-attacks that include our systems and there can be no assurance that such security measures will prevent additional improper access to our networks and systems, or access to or disclosure of, personally identifiable or proprietary information which could harm our business.
We could also face legal, regulatory, reputational and financial risks if we fail to protect customer and internal data from security breaches or cyberattacks.

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
Worldwide economic conditions remain uncertain due to the persistence of inflation, elevated interest rates, market volatility and adverse affects on product demand connected to geopolitical developments including tariff uncertainty, and other disruptions to global and regional economies and markets. External factors, such as potential terrorist attacks, acts of war, geopolitical and social turmoil or epidemics and other similar outbreaks in many parts of the world, could prevent or hinder our ability to do business, increase our costs and negatively affect our stock price. More generally, these geopolitical, social and economic conditions could result in increased volatility in the United States and worldwide financial markets and economies. For example, increased instability may enhance volatility in currency exchange rates, cause our customers or potential customers to delay or reduce spending on our products or services, and limit our suppliers’ access to credit. It could also adversely impact our ability to obtain adequate insurance at reasonable rates and may require us to incur increased costs for security measures for our domestic and international operations. We are predominantly uninsured for losses and interruptions caused by terrorism, acts of war and similar events. These uncertainties make it difficult for us and our suppliers and customers to accurately plan future business activities.
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
•trade restrictions, including tariff uncertainty;
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
Increasing attention to corporate citizenship matters may have a negative impact on our business, impose additional costs on us, and expose us to additional risks.
Companies are facing increasing attention, both positive and negative, from investors, customers, partners, consumers and other stakeholders relating to corporate citizenship matters, including environmental stewardship, social responsibility, inclusion, human rights and workplace conduct. In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to corporate citizenship matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable corporate citizenship ratings may lead to negative investor sentiment toward the Company, which could have a negative impact on our stock price and our access to and costs of capital.
We have established corporate social responsibility programs aligned with sound principles relating to sustainability, fostering connections and leading with integrity. These programs reflect our current initiatives and are not guarantees that we will be able to achieve them. Our ability to successfully execute these initiatives and accurately report our progress presents numerous operational, financial, legal, reputational and other risks, many of which are outside our control, and all of which could have a material negative impact on our business. Additionally, the implementation of these initiatives imposes additional costs on us. If our corporate citizenship initiatives fail to satisfy investors, customers, partners and our other stakeholders, our reputation, our ability to sell products and services to customers, our ability to attract or retain co-workers, and our attractiveness as an investment, business partner or acquirer could be negatively impacted. Similarly, our failure or perceived failure to pursue or fulfill our goals, targets and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could also have similar negative impacts and expose us to government enforcement actions and private litigation.
If we are unable to maintain effective internal control over financial reporting, our ability to report our financial results on a timely and accurate basis may be adversely affected, which in turn could cause the market price of our common stock to decline.
Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We completed an evaluation of the effectiveness of our internal control over financial reporting for fiscal year 2025, and we have an ongoing program to perform the system and process evaluation and testing necessary to continue to comply with these requirements. However, internal control over financial reporting has inherent limitations, including human error, the possibility that controls could be circumvented or become inadequate because of changed conditions, and fraud. Because of the inherent limitations, misstatements due to error or fraud may occur and may not always be prevented or timely detected. We expect to continue to incur significant expenses and to devote management resources to Section 404 compliance. In the event that our management or independent registered public accounting firm determines that there is a material weakness in our internal control over financial reporting, investor perceptions and our reputation may be adversely affected, and the market price of our stock could decline.

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
Governance
We have a team of information security professionals with expertise in the fields of cybersecurity and intelligence who lead our enterprise-wide cybersecurity strategy, risk management, cyber defense, software security, security monitoring and other related functions. This team is overseen by a Chief Information Security Officer (“CISO”), who reports to our Chief Information Officer (“CIO”) and works with our Chief Legal Officer and other members of management.

The Board of Directors is responsible for overseeing our enterprise risk management process, including our information security program, compliance and risk management and cybersecurity risks. The CISO and CIO regularly provides reporting on cybersecurity matters to senior management and reports to the Board of Directors on at least a semi-annual basis and to the Technology Committee of the Board of Directors on at least a quarterly basis. This reporting includes updates on our information security strategy, key cyber risks and threats, efforts at protecting the Company from such risks and threats, and assessments of our cybersecurity program with regard to emerging trends. Depending on the magnitude of a cybersecurity incident, certain matters are required to be reported promptly to the Board of Directors, as appropriate, in accordance with our security incident response plan.
The Board of Directors' Technology Committee has an oversight role regarding technology-based risks and issues, including in relation to cybersecurity and other developing technologies, like generative AI. With respect to cybersecurity, the committee's role includes assisting the Board of Directors in evaluating management’s role in designing, implementing and assessing our IT systems, reviewing our cyber risks and strategies as well as any significant incidents, and providing guidance regarding the Company’s cybersecurity compliance obligations.

Item 2.    Properties
Our principal executive offices are located in Fremont, California and Clearwater, Florida. We own our Fremont property, while the Clearwater location is currently leased. We operate distribution, integration, contact center and administrative facilities in different countries.
We occupy 168 facilities covering approximately 15.2 million square feet, including warehouse, logistics and administrative facilities. We own approximately 2.7 million square feet of property and lease the remainder. Our facilities are located in the following principal markets: the Americas – 62, Europe – 63 and APJ – 43.
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
As of January 14, 2026, our common stock was held by approximately 3,089 stockholders of record. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.
Stock Price Performance Graph
The stock price performance graph below, which assumes a $100 investment on November 30, 2020, compares our cumulative total stockholder return, the S&P Midcap 400 Index and Computer and Peripheral Equipment index for the period beginning November 30, 2020 through November 30, 2025. The Computer and Peripheral Equipment index is based on the Standard Industrial Classification Code 5045—Wholesale Computer and Computer Peripheral Equipment and Software. The closing price per share of our common stock was $152.48 on November 28, 2025, the last trading day of the fiscal year ended November 30, 2025. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG
TD SYNNEX CORPORATION,
S&P MIDCAP 400 AND COMPUTERS & PERIPHERAL EQUIPMENT
DOLLARS
250
200
150
100
50
0
2020
2021
2022
2023
2024
2025
ASSUMES $100 INVESTED ON NOV. 30, 2020
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDED NOV. 30, 2025
TD SYNNEX Corporation
S&P Midcap 400 Index
Computers & Peripheral Equipment

	Fiscal Years Ended
	11/30/2020	11/30/2021	11/30/2022	11/30/2023	11/30/2024	11/30/2025
TD SYNNEX Corporation	$100.00	$133.45	$133.63	$130.68	$159.88	$207.61
S&P Midcap 400 Index	$100.00	$126.47	$122.32	$123.74	$165.03	$164.65
Computers and Peripheral Equipment	$100.00	$108.24	$85.51	$86.03	$93.29	$113.58

Securities Authorized for Issuance under Equity Compensation Plans
Information regarding the Securities Authorized for Issuance under Equity Compensation Plans can be found under Item 12 of this Report.
Dividends
We have a history of paying quarterly cash dividends. Dividends declared per share by fiscal quarter in 2025 and 2024 were as follows:

	Fiscal Years Ended November 30,
	2025	2024
First Quarter	$0.440	$0.400
Second Quarter	$0.440	$0.400
Third Quarter	$0.440	$0.400
Fourth Quarter	$0.440	$0.400
On January 8, 2026, the Company announced a cash dividend of $0.48 per share to stockholders of record as of January 16, 2026, payable on January 30, 2026. Dividends are subject to continued capital availability and the declaration by our Board of Directors in the best interest of our stockholders. The Company currently expects that comparable cash dividends will continue to be paid in the future.
Repurchases of Equity Securities
In January 2023, our Board of Directors authorized a three-year $1.0 billion share repurchase program. In March 2024, our Board of Directors authorized a new $2.0 billion share repurchase program (the “March 2024 share repurchase program”) supplementing the $196.7 million remaining authorization under the prior program, pursuant to which we may repurchase our outstanding common stock from time to time in the open market or through privately negotiated transactions, including pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 (the "Exchange Act"). The March 2024 share repurchase program does not have an expiration date.
The following table presents information with respect to purchases of common stock by the Company under the March 2024 share repurchase program during the quarter ended November 30, 2025:

	Issuer Purchases of Equity Securities (amounts in thousands except per share amounts)
Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or program	Maximum dollar value of shares that may yet be purchased under the plans or program
September 1 - September 30, 2025	206	$151.01	206	$1,329,874
October 1 - October 31, 2025	358	155.63	358	1,274,107
November 1 - November 30, 2025	567	151.81	567	1,187,958
Total	1,131	$152.87	1,131
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
This section of this Annual Report on Form 10-K generally discusses fiscal years 2025 and 2024 items and year-to-year comparisons between fiscal years 2025 and 2024. Discussions of fiscal year 2023 items and year-to-year comparisons between fiscal years 2024 and 2023 that are not included in this Annual Report on Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2024 filed with the SEC on January 24, 2025.
In addition to historical information, the MD&A contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include, but are not limited to, those matters discussed under the heading “Note Regarding Forward-looking Statements.” Our actual results could differ materially from those anticipated by these forward‑looking statements due to various factors, including, but not limited to, those set forth under Item 1A. Risk Factors of this Annual Report on Form 10-K and elsewhere in this document.
Overview
We are a Fortune 100 corporation and a leading global distributor and solutions aggregator for the information technology ("IT") ecosystem. We serve a critical role, bringing products from the world's leading and emerging technology vendors to market, and helping our customers create solutions best suited to maximize business outcomes for their end-user customers.
Economic and Industry Trends
We are highly dependent on the end-market demand for IT products, and on our partners' strategic initiatives and business models. This end-market demand is influenced by many factors including the introduction of new IT products and software by OEM suppliers, replacement cycles for existing IT products, trends toward cloud computing, overall economic growth and general business activity. A difficult and challenging economic environment due to the continued persistence of inflation, elevated interest rates, market volatility and adverse effects on product demand connected to geopolitical developments including tariff uncertainty, or other factors may also lead to decline in the IT industry or increased price-based competition. Our systems design and integration solutions business is highly dependent on the demand for cloud infrastructure, and the number of key customers and suppliers in the market. Our business includes operations in the Americas, Europe and Asia-Pacific and Japan ("APJ"), so we are affected by demand for our products in those regions, as well as the impact of fluctuations in foreign currency exchange rates compared to the U.S. dollar.
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
On July 1, 2025, we completed the acquisition of Apptium Technologies, LLC and its subsidiaries ("Apptium"), a software development company and provider of a cloud commerce platform that represents a critical investment in our technology solutions orchestration strategy. We acquired all of the outstanding shares of Apptium for a purchase price of approximately $105.1 million.
On September 1, 2021, SYNNEX Corporation acquired Tech Data Corporation, a Florida corporation (“Tech Data”) through a series of mergers, which resulted in Tech Data becoming an indirect subsidiary of TD SYNNEX Corporation (collectively, the "Merger").

Results of Operations
The following table sets forth, for the indicated periods, data as percentages of total revenue:

	Fiscal Years Ended November 30,
Consolidated Statements of Operations Data:	2025	2024
Revenue	100.00%	100.00%
Cost of revenue	(93.01)%	(93.19)%
Gross profit	6.99%	6.81%
Selling, general and administrative expenses	(4.72)%	(4.65)%
Acquisition, integration and restructuring costs	(0.01)%	(0.12)%
Operating income	2.26%	2.04%
Interest expense and finance charges, net	(0.57)%	(0.55)%
Other expense, net	—%	(0.01)%
Income before income taxes	1.69%	1.48%
Provision for income taxes	(0.37)%	(0.30)%
Net income	1.32%	1.18%
Certain Non-GAAP Financial Information
In addition to disclosing financial results that are determined in accordance with GAAP, we also disclose certain non-GAAP financial information, including:
•Revenue in constant currency, which is revenue adjusted for the translation effect of foreign currencies so that certain financial results can be viewed without the impact of fluctuations in foreign currency exchange rates, thereby facilitating period-to-period comparisons of our business performance. Revenue in constant currency is calculated by translating the revenue for the fiscal year ended November 30, 2025 in the billing currency using the comparable prior period currency conversion rate. Generally, when the dollar either strengthens or weakens against other currencies, the growth at constant currency rates will be higher or lower than growth reported at actual exchange rates.
•Adjusted selling, general and administrative expenses, which excludes the amortization of intangible assets and share-based compensation expense. TD SYNNEX also uses adjusted selling, general and administrative expenses as a percentage of gross profit, which is a useful metric in considering the portion of gross profit retained after selling, general and administrative expenses.
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

Fiscal Years Ended November 30, 2025 and 2024:
Revenue
The following table summarizes our revenue and change in revenue by segment for the fiscal years ended November 30, 2025 and 2024:

	Fiscal Years Ended November 30,		Percent Change
	2025	2024	2025 to 2024
Revenue in constant currency	(in thousands)
Consolidated
Revenue	$62,508,086	$58,452,436	6.9%
Impact of changes in foreign currencies	(500,045)	—
Revenue in constant currency	$62,008,041	$58,452,436	6.1%

Americas
Revenue	$36,176,520	$34,791,848	4.0%
Impact of changes in foreign currencies	113,303	—
Revenue in constant currency	$36,289,823	$34,791,848	4.3%

Europe
Revenue	$21,694,750	$19,634,156	10.5%
Impact of changes in foreign currencies	(626,335)	—
Revenue in constant currency	$21,068,415	$19,634,156	7.3%

APJ
Revenue	$4,636,816	$4,026,432	15.2%
Impact of changes in foreign currencies	12,987	—
Revenue in constant currency	$4,649,803	$4,026,432	15.5%
Fiscal Year 2025 versus 2024
•Consolidated - Increased by $4.1 billion (in constant currency increased by $3.6 billion) primarily driven by growth in both our Advanced Solutions and Endpoint Solutions portfolios, partially offset by the presentation of additional revenue on a net basis due to the mix of products sold, which negatively impacted our revenue growth by approximately $2.8 billion, or 5%. The impact of changes in foreign currencies is primarily due to the strengthening of the euro against the U.S. dollar.
•Americas - Increased by $1.4 billion (in constant currency increased by $1.5 billion) primarily driven by growth in both our Advanced Solutions and Endpoint Solutions portfolios in the region, partially offset by the presentation of additional revenue on a net basis due to the mix of products sold, which negatively impacted our revenue growth by approximately $1.6 billion, or 5%. The impact of changes in foreign currencies is primarily due to the weakening of the Canadian dollar against the U.S. dollar.
•Europe - Increased by $2.1 billion (in constant currency increased by $1.4 billion) primarily driven by growth in both our Advanced Solutions and Endpoint Solutions portfolios in the region, partially offset by the presentation of additional revenue on a net basis due to the mix of products sold, which negatively impacted our revenue growth by approximately $720 million, or 4%. The impact of changes in foreign currencies is primarily due to the strengthening of the euro against the U.S. dollar.
•APJ - Increased by $610.4 million (in constant currency increased by $623.4 million) primarily driven by growth in both our Endpoint Solutions and Advanced Solutions portfolios in the region, partially offset by the presentation of additional revenue on a net basis due to the mix of products sold, which negatively impacted our revenue by approximately $460 million, or 11%. The impact of changes in foreign currencies is primarily due to the weakening of the Indian rupee against the U.S. Dollar.

Gross Profit

	Fiscal Years Ended November 30,		Percent Change
	2025	2024	2025 to 2024
Gross Profit and Gross Margin - Consolidated	(in thousands)
Revenue	$62,508,086	$58,452,436	6.9%

Gross profit	$4,368,982	$3,981,306	9.7%

Gross margin	6.99%	6.81%
Our gross margin is affected by a variety of factors, including competition, selling prices, mix of products, the percentage of revenue that is presented on a net basis, product costs along with rebate and discount programs from our suppliers, reserves or settlement adjustments, freight costs, inventory losses and fluctuations in revenue.
Fiscal Year 2025 versus 2024
•Our gross profit increased primarily due to the increase in revenue related to growth in both our Advanced Solutions and Endpoint Solutions portfolios.
•Our gross margin increased primarily due to the impact of the presentation of additional revenues on a net basis due to the mix of products sold, which positively impacted our gross margin by approximately 30 basis points, as well as gross margin expansion in our Endpoint Solutions portfolio, partially offset by higher strategic technologies margins during the prior fiscal year.
Selling, General and Administrative ("SG&A") Expenses

	Fiscal Years Ended November 30,		Percent Change
	2025	2024	2025 to 2024
	(in thousands)
Gross profit	$4,368,982	$3,981,306	9.7%

Selling, general and administrative expenses(1)	$2,946,883	$2,715,781	8.5%
Amortization of intangibles	(296,258)	(292,304)
Share-based compensation	(66,428)	(69,201)
Adjusted selling, general and administrative expenses	$2,584,197	$2,354,276	9.8%

Selling, general and administrative expenses(1) as a percent of gross profit	67.5%	68.2%
Adjusted selling, general and administrative expenses as a percent of gross profit	59.1%	59.1%
(1) Excludes acquisition, integration and restructuring costs, which are presented separately on the Consolidated Statements of Operations.
Our SG&A expenses consist primarily of personnel costs such as salaries, commissions, bonuses, share-based compensation and temporary personnel costs. SG&A expenses also include amortization of our intangible assets, cost of warehouses, delivery centers and other non-integration facilities, depreciation on certain of our capital equipment, IT expenses, credit costs including bad debt expense, legal and professional fees, travel and entertainment, and non-income taxes.

Fiscal Year 2025 versus 2024
•SG&A expenses and adjusted SG&A expenses increased primarily due to higher personnel costs.
•SG&A expenses as a percentage of gross profit and adjusted SG&A expenses as a percentage of gross profit were relatively consistent, as the current period increase in SG&A expenses, primarily due to higher personnel costs, correlated with the increase in gross profit.
Acquisition, Integration and Restructuring Costs
Acquisition, integration and restructuring costs during fiscal year 2024 were primarily comprised of costs related to the Merger. Acquisition, integration and restructuring costs during fiscal year 2025 included $3.7 million of costs related to the acquisition of Apptium. For further discussion of the Apptium acquisition, see Note 3 - Acquisition, Integration and Restructuring Costs to the Consolidated Financial Statements. Other acquisition, integration and restructuring costs were $3.5 million and $6.9 million for fiscal years 2025 and 2024, respectively.
The Merger
We completed the acquisition, integration and restructuring activities related to the Merger during the first half of fiscal year 2024. There were no related expenses recognized during fiscal year 2025. We previously incurred acquisition, integration and restructuring costs related to the completion of the Merger, including professional services costs, personnel and other costs, and long-lived assets charges and termination fees. Professional services costs are primarily comprised of IT and other consulting services, as well as legal expenses. Personnel and other costs are primarily comprised of costs related to retention and other bonuses, severance and duplicative labor costs. Long-lived asset charges and termination fees during fiscal year 2024 include accelerated depreciation and amortization expense of $5.5 million due to changes in asset useful lives in conjunction with the consolidation of certain IT systems, along with $17.0 million for termination fees related to certain IT systems.
In July 2023, we offered a voluntary severance program ("VSP") to certain co-workers in the United States as part of our cost optimization efforts related to the Merger. We incurred $10.1 million of costs in connection with the VSP during fiscal year 2024, including $8.0 million of severance costs and $2.1 million of duplicative labor costs.
During the fiscal year ended November 30, 2024, acquisition and integration expenses related to the Merger were composed of the following:

Fiscal Year Ended November 30,
2024
(in thousands)
Professional services costs	$16,456
Personnel and other costs	15,279
Long-lived assets charges and termination fees	22,533
Voluntary severance program costs	10,113
Total	$64,381

Operating Income
The following tables provide an analysis of operating income and non-GAAP operating income on a consolidated and regional basis as well as a reconciliation of operating income to non-GAAP operating income on a consolidated and regional basis for the fiscal years ended November 30, 2025 and 2024:

	Fiscal Years Ended November 30,		Percent Change
	2025	2024	2025 to 2024
Operating Income and Operating Margin - Consolidated	(in thousands)
Revenue	$62,508,086	$58,452,436

Operating income	$1,414,919	$1,194,211	18.5%
Acquisition, integration and restructuring costs	7,180	71,314
Amortization of intangibles	296,258	292,304
Share-based compensation	66,428	69,201
Non-GAAP operating income	$1,784,785	$1,627,030	9.7%

Operating margin	2.26%	2.04%
Non-GAAP operating margin	2.86%	2.78%
Consolidated Fiscal Year 2025 versus 2024
•Operating income increased primarily due to an increase in revenue, gross margin expansion in our Endpoint Solutions portfolio and lower acquisition, integration and restructuring costs, partially offset by higher personnel costs and higher strategic technologies gross margins during the prior fiscal year.
•Operating margin increased primarily due to the increase in gross margin, including impacts from the presentation of additional revenue on a net basis due to the mix of products sold, which positively impacted our operating margin by approximately 9 basis points, and lower acquisition, integration and restructuring costs.
•Non-GAAP operating income increased primarily due to an increase in revenue and gross margin expansion in our Endpoint Solutions portfolio, partially offset by higher personnel costs and higher strategic technologies gross margins during the prior fiscal year.
•Non-GAAP operating margin increased primarily due to the increase in gross margin, including impacts from the presentation of additional revenue on a net basis due to the mix of products sold, which positively impacted our non-GAAP operating margin by approximately 13 basis points.

	Fiscal Years Ended November 30,		Percent Change
	2025	2024	2025 to 2024
Operating Income and Operating Margin - Americas	(in thousands)
Revenue	$36,176,520	$34,791,848

Operating income	$1,005,394	$817,548	23.0%
Acquisition, integration and restructuring costs	4,322	53,245
Amortization of intangibles	164,167	165,860
Share-based compensation	43,445	45,107
Non-GAAP operating income	$1,217,328	$1,081,760	12.5%

Operating margin	2.78%	2.35%
Non-GAAP operating margin	3.36%	3.11%

Americas Fiscal Year 2025 versus 2024
•Operating income increased primarily due to growth in both our Advanced Solutions and Endpoint Solutions portfolios and lower acquisition, integration and restructuring costs, along with an increase in gross margin, partially offset by higher personnel costs.
•Operating margin increased primarily due to lower acquisition, integration and restructuring costs along with an increase in gross margin, including impacts from the presentation of additional revenue on a net basis due to the mix of products sold, which positively impacted our operating margin by approximately 13 basis points.
•Non-GAAP operating income increased primarily due to growth in both our Advanced Solutions and Endpoint Solutions portfolios along with an increase in gross margin, partially offset by higher personnel costs.
•Non-GAAP operating margin increased primarily due to an increase in gross margin, including impacts from the presentation of additional revenue on a net basis due to the mix of products sold, which positively impacted our non-GAAP operating margin by approximately 15 basis points.

	Fiscal Years Ended November 30,		Percent Change
	2025	2024	2025 vs. 2024
Operating Income and Operating Margin - Europe	(in thousands)
Revenue	$21,694,750	$19,634,156

Operating income	$299,815	$263,913	13.6%
Acquisition, integration and restructuring costs	2,112	16,831
Amortization of intangibles	128,754	123,567
Share-based compensation	19,056	20,318
Non-GAAP operating income	$449,737	$424,629	5.9%

Operating margin	1.38%	1.34%
Non-GAAP operating margin	2.07%	2.16%
Europe Fiscal Year 2025 versus 2024
•Operating income increased primarily due to growth in both our Advanced Solutions and Endpoint Solutions portfolios along with a decrease in acquisition, integration and restructuring costs, partially offset by higher personnel costs.
•Operating margin increased primarily due to lower acquisition, integration and restructuring costs, partially offset by a slight decline in gross margin.
•Non-GAAP operating income increased primarily due to growth in both our Advanced Solutions and Endpoint Solutions portfolios, partially offset by higher personnel costs.
•Non-GAAP operating margin decreased primarily due to a slight decline in gross margin.

	Fiscal Years Ended November 30,		Percent Change
	2025	2024	2025 vs. 2024
Operating Income and Operating Margin - APJ	(in thousands)
Revenue	$4,636,816	$4,026,432

Operating income	$109,710	$112,750	(2.7)%
Acquisition, integration and restructuring costs	746	1,238
Amortization of intangibles	3,337	2,877
Share-based compensation	3,927	3,776
Non-GAAP operating income	$117,720	$120,641	(2.4)%

Operating margin	2.37%	2.80%
Non-GAAP operating margin	2.54%	3.00%
APJ Fiscal Year 2025 versus 2024
•Operating income and non-GAAP operating income decreased primarily due to a decrease in strategic technologies gross margins along with higher personnel costs, partially offset by an increase in revenue.
•Operating margin and non-GAAP operating margin decreased primarily due to a decrease in strategic technologies gross margins, partially offset by the impact of the presentation of additional revenue on a net basis due to the mix of products sold, which positively impacted our operating margin and non-GAAP operating margin by approximately 22 and 23 basis points, respectively.
Interest Expense and Finance Charges, Net

	Fiscal Years Ended November 30,		Percent Change
	2025	2024	2025 vs. 2024
	(in thousands)
Interest expense and finance charges, net	$356,608	$319,458	11.6%
Percentage of revenue	0.57%	0.55%
Amounts recorded in interest expense and finance charges, net, consist primarily of interest expense on our Senior Notes, our lines of credit, our term loans and our accounts receivable securitization facility, and fees associated with the sale of accounts receivable, partially offset by income earned on our cash investments.
Fiscal Year 2025 versus 2024
Interest expense and finance charges net, increased primarily driven by an increase in short-term borrowings to fund working capital requirements along with higher average interest rates on our Senior Notes, partially offset by decreased costs associated with the sale of accounts receivable due to lower related discount fees, which totaled $62.7 million and $67.8 million during the fiscal years ended November 30, 2025 and 2024, respectively.
Other Expense, Net

	Fiscal Years Ended November 30,		Change in Dollars
	2025	2024	2025 vs. 2024
	(in thousands)
Other expense, net	$1,057	$8,718	$(7,661)
Percentage of revenue	0.00%	0.01%

Amounts recorded as other expense, net include foreign currency transaction gains and losses on certain financing transactions and the related derivative instruments used to hedge such financing transactions, the cost of hedging, investment gains and losses, and other non-operating gains and losses, such as settlements received from class action lawsuits.
Fiscal Year 2025 versus 2024
Other expense, net decreased primarily due to decreased hedging costs.
Provision for Income Taxes

	Fiscal Years Ended November 30,		Percent Change
	2025	2024	2025 vs. 2024
	(in thousands)
Provision for income taxes	$229,594	$176,944	29.8%
Percentage of income before income taxes	21.72%	20.43%
Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions.
Fiscal Year 2025 versus 2024
Income tax expense increased primarily due to higher income during the period and a higher effective tax rate. The effective tax rate was higher when compared to the prior fiscal year primarily due to beneficial discrete impacts in the prior year, the change in valuation allowances in certain foreign jurisdictions, and the relative mix of earnings and losses within the taxing jurisdictions in which we operate, partially offset by the benefit of higher foreign-derived intangible income in the current year.
Net Income and Diluted EPS
The following tables present net income and diluted EPS as well as a reconciliation of our most comparable GAAP measures to the related non-GAAP measures presented:

	Fiscal Years Ended November 30,
	2025	2024
Net income - Consolidated	(in thousands)
Net income	$827,660	$689,091
Acquisition, integration and restructuring costs	7,180	71,314
Amortization of intangibles	296,258	292,304
Share-based compensation	66,428	69,201
Income taxes related to above	(100,389)	(109,973)
Non-GAAP net income	$1,097,137	$1,011,937

	Fiscal Years Ended November 30,
	2025	2024
Diluted EPS
Diluted EPS(1)	$9.95	$7.95
Acquisition, integration and restructuring costs	0.09	0.83
Amortization of intangibles	3.56	3.37
Share-based compensation	0.80	0.80
Income taxes related to above	(1.21)	(1.27)
Non-GAAP diluted EPS	$13.19	$11.68
_________________________
(1) Diluted EPS is calculated using the two-class method. Unvested restricted stock awards granted to employees are considered participating securities. For purposes of calculating Diluted EPS, net income allocated to participating securities was approximately 0.9% of net income for both the fiscal years ended November 30, 2025 and 2024.

Liquidity and Capital Resources
Cash Conversion Cycle

		Three Months Ended
		November 30, 2025	November 30, 2024
		(in thousands)
Days sales outstanding ("DSO")
Revenue	(a)	$17,379,140	$15,844,563
Accounts receivable, net	(b)	11,707,581	10,341,625
Days sales outstanding	(c) = ((b)/(a))*the number of days during the period	61	60

Days inventory outstanding ("DIO")
Cost of revenue	(d)	$16,184,390	$14,803,618
Inventories	(e)	9,504,340	8,287,048
Days inventory outstanding	(f) = ((e)/(d))*the number of days during the period	53	51

Days payable outstanding ("DPO")
Cost of revenue	(g)	$16,184,390	$14,803,618
Accounts payable	(h)	17,624,254	15,084,107
Days payable outstanding	(i) = ((h)/(g))*the number of days during the period	98	93

Cash conversion cycle ("CCC")	(j) = (c)+(f)-(i)	16	18
Cash Flows
Our business is working capital intensive. Our working capital needs are primarily to finance accounts receivable and inventory. We rely heavily on term loans, sales of accounts receivable, our securitization program, our revolver programs and net trade credit from vendors for our working capital needs. We have financed our growth and cash needs to date primarily through cash generated from operations and financing activities. As a general rule, when sales volumes are increasing, our net investment in working capital dollars typically increases, which generally results in decreased cash flow generated from operating activities. Conversely, when sales volumes decrease, our net investment in working capital dollars typically decreases, which generally results in increases in cash flows generated from operating activities. We calculate CCC as days of the last fiscal quarter’s revenue outstanding in accounts receivable plus days of supply on hand in inventory, less days of the last fiscal quarter’s cost of revenue outstanding in accounts payable. Our CCC was 16 days at the end of fiscal year 2025, and 18 days at the end of fiscal year 2024, respectively. Our CCC decreased, as compared to fiscal year 2024, primarily due to an increase in DPO as our accounts payable increased due to timing of cash payments, partially offset by an increase in DIO as our inventory balances increased to support growth in our business which contributed to the corresponding increase in our accounts payable.
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

Operating Activities
Net cash provided by operating activities was $1.5 billion and $1.2 billion during fiscal years 2025 and 2024, respectively. The increase in net cash provided by operating activities was primarily due to the year-over-year change in other accrued liabilities, a larger increase in accounts payable related to the increase in inventory purchases and associated timing of cash payments, and an increase in net income, partially offset by a larger increase in accounts receivable, related to the increase in sales volumes.
Investing Activities
Net cash used in investing activities was $221.2 million and $193.8 million during fiscal years 2025 and 2024, respectively. The increase in cash used in investing activities is primarily due to an increase in cash paid for the acquisition of businesses in the current year, which was $83.7 million primarily due to the acquisition of Apptium, compared to $43.7 million in the prior year, along with the prior year impact of proceeds from the sale of a building of $42.9 million. These impacts were partially offset by a decrease in capital expenditures of $32.8 million and a decrease in payments to settle net investment hedges of $14.5 million.
Financing Activities
Net cash used in financing activities was $32.9 million and $953.1 million during fiscal years 2025 and 2024, respectively. The decrease in net cash used in financing activities as compared to fiscal year 2024 is primarily due to an increase in net borrowings of $892.4 million.
We believe our current cash balances, cash flows from operations and credit availability are sufficient to support our operating activities for at least the next twelve months.
Capital Resources
Our cash and cash equivalents totaled $2.4 billion and $1.1 billion as of November 30, 2025 and 2024, respectively. Our cash and cash equivalents held by international subsidiaries are generally no longer subject to U.S. federal tax on repatriation into the United States. Repatriation of some foreign balances is restricted by local laws. If in the future we repatriate foreign cash back to the United States, we will report in our Consolidated Financial Statements the impact of state and withholding taxes depending upon the planned timing and manner of such repatriation. Presently, we believe we have sufficient resources, cash flow and liquidity within the United States to fund current and expected future working capital, investment and other general corporate funding requirements.
We believe that our available cash and cash equivalents balances, cash flows from operations and our existing sources of liquidity, including available capacity under our borrowing facilities, will be sufficient to enable the repayment of $700.0 million of our Senior Notes due in August 2026 and to satisfy our current and planned working capital and investment needs for the next twelve months in all geographies. We also believe that our longer-term working capital, planned capital expenditures, anticipated stock repurchases, dividend payments and other general corporate funding requirements will be satisfied through cash flows from operations and, to the extent necessary, from our borrowing facilities and future financial market activities.
Credit Facilities and Borrowings
In the United States, we have an accounts receivable securitization program to provide additional capital for our operations (the "U.S. AR Arrangement"). Under the terms of the U.S. AR Arrangement, we and our subsidiaries that are party to the U.S. AR Arrangement can borrow up to a maximum of $1.5 billion based upon eligible trade accounts receivable. The U.S. AR Arrangement, as amended, has a maturity date of January 2028. We also have an amended and restated credit agreement, dated as of April 16, 2024 (as amended, the "TD SYNNEX Credit Agreement"), pursuant to which we received commitments for the extension of a senior unsecured revolving credit facility not to exceed an aggregate principal amount of $3.5 billion, which revolving credit facility (the "TD SYNNEX Revolving Credit Facility") may, at our request but subject to the lenders' discretion, potentially be increased by up to an aggregate amount of $500.0 million. Our borrowings on these facilities vary within the period primarily based on changes in our working capital. There were no amounts outstanding under the U.S. AR Arrangement or the TD SYNNEX Revolving Credit Facility at November 30, 2025 or 2024. As amended, the TD SYNNEX Revolving Credit Facility will mature on April 16, 2029, subject, in the lender's discretion, to two one-year extensions upon our prior notice to the lenders.

The TD SYNNEX Credit Agreement also included a $1.5 billion term loan facility (the "TD SYNNEX Term Loan") that had a maturity date of September 2026. There was $581.3 million outstanding on the TD SYNNEX Term Loan as of November 30, 2024. We repaid the remaining principal of the TD SYNNEX Term Loan in full in October 2025, and there was no associated balance outstanding as of November 30, 2025.
On April 19, 2024, we entered into a Term Loan Credit Agreement (the "2024 Term Loan Credit Agreement") which provides for a senior unsecured term loan in the amount of $750.0 million (the "2024 Term Loan"). The proceeds from the 2024 Term Loan were used to repay a portion of the TD SYNNEX Term Loan. The 2024 Term Loan will mature on September 1, 2027.
We have various other committed and uncommitted lines of credit with financial institutions, short-term loans, term loans, credit facilities and book overdraft facilities, totaling approximately $676.6 million in borrowing capacity as of November 30, 2025. Our borrowings on these facilities vary within the period primarily based on changes in our working capital. There was $319.3 million outstanding on these facilities at November 30, 2025, at a weighted average interest rate of 5.72%, and there was $171.1 million outstanding at November 30, 2024, at a weighted average interest rate of 7.91%.
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
We had total outstanding borrowings of approximately $4.6 billion and $3.9 billion as of November 30, 2025 and 2024, respectively. Our outstanding borrowings include Senior Notes of $3.6 billion and $2.4 billion at November 30, 2025 and 2024, respectively and term loans described above as the TD SYNNEX Term Loan and 2024 Term Loan of approximately $0.8 billion and $1.3 billion at November 30, 2025 and 2024, respectively. For additional information on our borrowings, see Note 10 - Borrowings to the Consolidated Financial Statements included in Part II, Item 8 of this Report.
Accounts Receivable Purchase Agreements
We have uncommitted accounts receivable purchase agreements under which trade accounts receivable owed by certain customers may be acquired, without recourse, by certain financial institutions. Available capacity under these programs is dependent upon the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. In addition, certain of these programs also require that we continue to service, administer and collect the sold accounts receivable. At November 30, 2025 and 2024, we had a total of $1.8 billion and $1.2 billion, respectively, of trade accounts receivable sold to and held by financial institutions under these programs. Discount fees for these programs in the years ended November 30, 2025 and 2024 totaled $62.7 million and $67.8 million, respectively.
Supplier Finance Programs
We have certain arrangements with third-party financial institutions ("Supplier Finance Programs"), which facilitate the participating vendors’ ability to sell their accounts receivable from us to the third-party financial institutions, at the sole discretion of these vendors. We are not party to the agreements between the vendor and the third-party financial institution. As part of these arrangements, we generally receive more favorable payment terms from our vendors. Our rights and obligations to our vendors, including amounts due, are generally not impacted by Supplier Finance Programs. However, we agree to make all payments to the third-party financial institutions, and our right to offset balances due from vendors against payment obligations is restricted by the agreements for those payment obligations that have been sold by the respective vendors. As of November 30, 2025 and 2024, we had $3.7 billion and $3.2 billion, respectively, in obligations outstanding under these programs included in "Accounts payable" in our Consolidated Balance Sheets.

Share Repurchase Program
In January 2023, our Board of Directors authorized a three-year $1.0 billion share repurchase program. In March 2024, our Board of Directors authorized a new $2.0 billion share repurchase program (the “March 2024 share repurchase program”), supplementing the amount remaining under the existing program, pursuant to which we may repurchase our outstanding common stock from time to time in the open market or through privately negotiated transactions, including pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Exchange Act. The March 2024 share repurchase program does not have an expiration date. We repurchased 4.4 million shares of common stock for $596.1 million and 5.5 million shares of common stock for $611.9 million in fiscal 2025 and 2024, respectively. As of November 30, 2025, we had $1.2 billion available for future repurchases of our common stock. For additional information on the March 2024 share repurchase program, see Note 5 - Stockholders' Equity to the Consolidated Financial Statements included in Part II, Item 8 of this Report.
Covenant Compliance
Our credit facilities have a number of covenants and restrictions that require us to maintain specified financial ratios. They also limit our (or our subsidiaries', as applicable) ability to incur additional debt or liens, enter into agreements with affiliates, modify the nature of our business, and merge or consolidate. As of November 30, 2025, we were in compliance with all material financial covenants for the above arrangements.
Contractual Obligations
We are contingently liable under agreements, without expiration dates, to repurchase repossessed inventory acquired by flooring companies as a result of default on floor plan financing arrangements by our customers. There have been no material repurchases through November 30, 2025 under these agreements and we are not aware of any pending customer defaults or repossession obligations. As we do not have access to information regarding the amount of inventory purchased from us still on hand with the customer at any point in time, our repurchase obligations relating to inventory cannot be reasonably estimated.
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
We performed our annual goodwill impairment test as of September 1, 2025 as a qualitative assessment, and determined that for all reporting units, it was not more likely than not that the fair value of the reporting unit was less than its carrying value.
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
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Risk
We are exposed to foreign currency risk in the ordinary course of business. We manage cash flow exposures for our major countries and the foreign currency impact of assets and liabilities denominated in non-functional currencies using a combination of forward contracts. Principal currencies hedged are the Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese yuan, Columbian peso, Costa Rican colón, Czech koruna, Danish krone, Euro, Hong Kong dollar, Indian rupee, Indonesian rupiah, Japanese yen, Malaysian ringgit, Mexican peso, Norwegian krone, Polish zloty, Romanian leu, Singapore dollar, South Korean won, Swedish krona, Swiss franc, Turkish lira and Vietnamese dong. We do not hold or issue derivative financial instruments for trading purposes.

In order to provide an assessment of our foreign currency exchange rate risk, we performed an analysis using a value-at-risk (“VaR”) model. The VaR model uses a Monte Carlo simulation to generate 1,000 random market price paths. The VaR model determines the potential impact of the fluctuation in foreign exchange rates assuming a one-day holding period, normal market conditions and a 95% confidence level. The model is not intended to represent actual losses but is used as a risk estimation and management tool. Firm commitments, assets and liabilities denominated in foreign currencies were excluded from the model. The estimated maximum potential one-day loss in fair value, calculated using the VaR model, would be approximately $3.0 million and $5.4 million at November 30, 2025 and 2024, respectively. We believe that the hypothetical loss in fair value of our foreign exchange derivatives would be offset by the gains in the value of the underlying transactions being hedged. Actual future gains and losses associated with our derivative positions may differ materially from the analyses performed as of November 30, 2025, due to the inherent limitations associated with predicting the changes in foreign currency exchange rates and our actual exposures and positions.
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
Certain of our borrowing facilities and our securitization arrangement are variable-rate obligations and expose us to interest rate risks. As of November 30, 2025, we had $750.0 million of outstanding term loan debt subject to variable interest rates and our subsidiaries had approximately $319.3 million in the aggregate outstanding under debt facilities subject to variable interest rates. The outstanding amount of our borrowings under these facilities may fluctuate in response to changes in our working capital and other liquidity requirements. To the extent that there are changes in interest rates, the interest expense on our variable rate debt may fluctuate. Additionally, discount fees paid to sell accounts receivable under our accounts receivable purchase agreements are impacted by changes in interest rates and expose us to interest rate risks.
A one percentage point (100 basis point) variation in average interest rates would have an impact on annual interest expense of $10.1 million based on the Company's outstanding variable rate debt at November 30, 2025.
Equity Price Risk
The equity price risk associated with our marketable equity securities as of November 30, 2025 and 2024 is not material in relation to our consolidated financial position, results of operations or cash flows. Marketable equity securities include shares of common stock and are recorded at fair market value based on quoted market prices. Gains and losses on marketable equity securities are included in earnings.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management concludes that, as of November 30, 2025, our internal control over financial reporting was effective at the reasonable assurance level based on those criteria.
The effectiveness of our internal control over financial reporting as of November 30, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears on page 51 of this Report.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
TD SYNNEX Corporation:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of TD SYNNEX Corporation and subsidiaries (the Company) as of November 30, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended November 30, 2025, and the related notes and financial statement Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of November 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended November 30, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Sufficiency of audit evidence over revenue
As discussed in Note 12 to the consolidated financial statements, and presented in the consolidated statements of operations, the Company reported revenue of $62,508,086 thousand for the fiscal year ended November 30, 2025.
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
Tampa, Florida
January 27, 2026

TD SYNNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(Currency and share amounts in thousands, except par value)

	November 30, 2025	November 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$2,435,389	$1,059,378
Accounts receivable, net	11,707,581	10,341,625
Receivables from vendors, net	972,658	958,105
Inventories	9,504,340	8,287,048
Other current assets	669,470	678,540
Total current assets	25,289,438	21,324,696
Property and equipment, net	496,291	457,024
Goodwill	4,099,297	3,895,077
Intangible assets, net	3,774,952	3,912,267
Other assets, net	590,920	685,415
Total assets	$34,250,898	$30,274,479

LIABILITIES AND EQUITY
Current liabilities:
Borrowings, current	$1,018,321	$171,092
Accounts payable	17,624,254	15,084,107
Other accrued liabilities	2,318,265	1,966,036
Total current liabilities	20,960,840	17,221,235
Long-term borrowings	3,592,130	3,736,399
Other long-term liabilities	447,981	468,648
Deferred tax liabilities	799,518	812,763
Total liabilities	25,800,469	22,239,045
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 200,000 shares authorized, 99,012 shares issued as of both November 30, 2025 and 2024	99	99
Additional paid-in capital	7,431,231	7,437,688
Treasury stock, 18,912 and 15,289 shares as of November 30, 2025 and 2024, respectively	(2,038,528)	(1,513,017)
Accumulated other comprehensive loss	(379,433)	(645,117)
Retained earnings	3,437,060	2,755,781
Total stockholders' equity	8,450,429	8,035,434
Total liabilities and equity	$34,250,898	$30,274,479
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements.

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Currency and share amounts in thousands, except per share amounts)

	Fiscal Years Ended November 30,
	2025	2024	2023
Revenue	$62,508,086	$58,452,436	$57,555,416
Cost of revenue	(58,139,104)	(54,471,130)	(53,598,587)
Gross profit	4,368,982	3,981,306	3,956,829
Selling, general and administrative expenses	(2,946,883)	(2,715,781)	(2,672,562)
Acquisition, integration and restructuring costs	(7,180)	(71,314)	(206,235)
Operating income	1,414,919	1,194,211	1,078,032
Interest expense and finance charges, net	(356,608)	(319,458)	(288,318)
Other expense, net	(1,057)	(8,718)	(206)
Income before income taxes	1,057,254	866,035	789,508
Provision for income taxes	(229,594)	(176,944)	(162,597)
Net income	$827,660	$689,091	$626,911
Earnings per common share:
Basic	$9.99	$7.99	$6.72
Diluted	$9.95	$7.95	$6.70
Weighted-average common shares outstanding:
Basic	82,104	85,494	92,572
Diluted	82,430	85,874	92,853
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements.

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Currency in thousands)

	Fiscal Years Ended November 30,
	2025	2024	2023
Net income	$827,660	$689,091	$626,911
Other comprehensive income:
Unrealized (losses) gains on cash flow hedges during the period, net of tax benefit (expense) of $195, $0 and $(235) for fiscal years ended November 30, 2025, 2024 and 2023, respectively	(1,533)	—	702
Reclassification of net losses (gains) on cash flow hedges to net income, net of tax (benefit) expense of ($186), $0 and $2,623 for fiscal years ended November 30, 2025, 2024 and 2023, respectively	1,270	—	(6,871)
Net change in unrealized losses on cash flow hedges, net of taxes	(263)	—	(6,169)
Foreign currency translation adjustments and other, net of tax benefit (expense) of $12,552, ($189) and $7,160 for fiscal years ended November 30, 2025, 2024 and 2023, respectively	261,305	(137,869)	219,209
Reclassification of net foreign currency translation adjustment realized upon sale of foreign subsidiary, net of tax expense of $0 for both the fiscal years ended November 30, 2025 and 2023.	4,642	—	(578)
Net change in foreign currency translation adjustments and other, net of taxes	265,947	(137,869)	218,631
Other comprehensive income (loss)	265,684	(137,869)	212,462
Comprehensive income	$1,093,344	$551,222	$839,373
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements.

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Currency and share amounts in thousands, except per share amounts)

	Common stock			Treasury stock
	Shares	Amount	Additional paid-in capital	Shares	Amount	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders' equity
Balances, November 30, 2022	98,696	$99	$7,374,100	4,049	$(337,217)	$(719,710)	$1,708,234	$8,025,506
Share-based compensation	—	—	84,983	—	—	—	—	84,983
Issuance of common stock and reissuance of treasury stock on exercise of options, for employee stock purchase plan and vesting of restricted stock, net of shares withheld for employee taxes	316	—	(23,809)	(176)	13,729	—	—	(10,080)
Repurchases of common stock	—	—	—	6,470	(626,226)	—	—	(626,226)
Cash dividends declared ($1.40 per share)	—	—	—	—	—	—	(130,374)	(130,374)
Other comprehensive income	—	—	—	—	—	212,462	—	212,462
Net income	—	—	—	—	—	—	626,911	626,911
Balances, November 30, 2023	99,012	99	7,435,274	10,343	(949,714)	(507,248)	2,204,771	8,183,182
Share-based compensation	—	—	69,201	—	—	—	—	69,201
Reissuance of treasury stock on exercise of options, for employee stock purchase plan and vesting of restricted stock, net of shares withheld for employee taxes	—	—	(66,787)	(601)	54,080	—	—	(12,707)
Repurchases of common stock	—	—	—	5,547	(617,383)	—	—	(617,383)
Cash dividends declared ($1.60 per share)	—	—	—	—	—	—	(138,081)	(138,081)
Other comprehensive loss	—	—	—	—	—	(137,869)	—	(137,869)
Net income	—	—	—	—	—	—	689,091	689,091
Balances, November 30, 2024	99,012	99	7,437,688	15,289	(1,513,017)	(645,117)	2,755,781	8,035,434
Share-based compensation	—	—	66,428	—	—	—	—	66,428
Reissuance of treasury stock on exercise of options, for employee stock purchase plan and vesting of restricted stock, net of shares withheld for employee taxes	—	—	(72,885)	(825)	75,409	—	—	2,524
Repurchases of common stock	—	—	—	4,448	(600,920)	—	—	(600,920)
Cash dividends declared ($1.76 per share)	—	—	—	—	—	—	(146,381)	(146,381)
Other comprehensive income	—	—	—	—	—	265,684	—	265,684
Net income	—	—	—	—	—	—	827,660	827,660
Balances, November 30, 2025	99,012	$99	$7,431,231	18,912	$(2,038,528)	$(379,433)	$3,437,060	$8,450,429
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements.

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Currency in thousands)

	Fiscal Years Ended November 30,
	2025	2024	2023
Cash flows from operating activities:
Net income	$827,660	$689,091	$626,911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	414,219	407,532	418,315
Share-based compensation	66,428	69,201	84,983
Provision for doubtful accounts	35,071	862	44,742
Deferred income taxes	(46,809)	(28,813)	(91,572)
Other	6,687	2,635	(2,757)
Changes in operating assets and liabilities, net of acquisition of businesses:
Accounts receivable, net	(1,118,020)	(195,615)	(656,630)
Receivables from vendors, net	8,893	(6,606)	(127,046)
Inventories	(1,051,878)	(1,214,505)	2,032,202
Accounts payable	2,175,637	1,930,252	(971,747)
Other operating assets and liabilities	213,816	(436,310)	49,972
Net cash provided by operating activities	1,531,704	1,217,724	1,407,373
Cash flows from investing activities:
Purchases of property and equipment	(142,282)	(175,112)	(150,007)
Acquisition of businesses, net of cash acquired	(83,666)	(43,677)	—
Proceeds from sale of fixed assets	—	42,890	—
Settlement of net investment hedges	(347)	(14,840)	(556)
Other, net	5,129	(3,099)	(5,848)
Net cash used in investing activities	(221,166)	(193,838)	(156,411)
Cash flows from financing activities:
Dividends paid	(146,381)	(138,081)	(130,374)
Proceeds from issuance of common stock and reissuances of treasury stock	33,621	11,996	8,846
Repurchases of common stock	(596,109)	(611,892)	(620,659)
Repurchases of common stock for tax withholdings on equity awards	(31,097)	(24,703)	(18,926)
Net borrowings (repayments) on revolving credit loans	162,260	(39,530)	(2,571)
Principal payments on long-term debt	(598,572)	(1,486,397)	(74,408)
Borrowings on long-term debt	1,152,159	1,349,376	51,837
Cash paid for debt issuance costs	(8,750)	(13,869)	—
Other	—	—	375
Net cash used in financing activities	(32,869)	(953,100)	(785,880)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	98,342	(45,184)	45,838
Net increase in cash, cash equivalents and restricted cash	1,376,011	25,602	510,920
Cash, cash equivalents and restricted cash at beginning of year	1,059,378	1,033,776	522,856
Cash, cash equivalents and restricted cash at end of year	$2,435,389	$1,059,378	$1,033,776
Supplemental disclosures of cash flow information:
Interest paid on borrowings	$373,949	$358,828	$318,236
Income taxes paid	$222,576	$240,931	$282,512
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
Segment Reporting
See Note 12 - Segment Information for further discussion of the Company's operating and reportable segments and the related accounting policies.
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
Accounts Receivable
The Company maintains an allowance for doubtful accounts as an estimate to cover the future expected credit losses resulting from uncertainty regarding collections from customers to make payments for outstanding balances. In estimating the required allowance, the Company takes into consideration historical credit losses, current conditions and reasonable and supportable forecasts. Adjustments to historical loss information are made for differences in current conditions as well as changes in forecasted macroeconomic conditions, such as changes in unemployment rates or gross domestic product growth. Expected credit losses are estimated on a pool basis when similar risk characteristics exist using an age-based reserve model. Receivables that do not share risk characteristics are evaluated on an individual basis.

The Company has uncommitted accounts receivable purchase agreements with global financial institutions under which trade accounts receivable of certain customers and their affiliates may be acquired, without recourse, by the financial institutions. Available capacity under these programs is dependent on the level of the Company’s trade accounts receivable with these customers and the financial institutions’ willingness to purchase such receivables. In addition, certain of these programs also require that the Company continue to service, administer and collect the sold accounts receivable. As of November 30, 2025 and 2024, accounts receivable sold to and held by the financial institutions under these programs were $1.8 billion and $1.2 billion, respectively. Discount fees related to the sale of trade accounts receivable under these facilities are included in “Interest expense and finance charges, net” in the Consolidated Statements of Operations. During the fiscal years ended November 30, 2025, 2024 and 2023, discount fees were $62.7 million, $67.8 million and $51.1 million, respectively.
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
Finite-lived intangible assets consist primarily of customer relationships, vendor lists and other intangible assets (including acquired technology). Amortization is based on the pattern in which the economic benefits of the intangible assets will be consumed or on a straight-line basis when the consumption pattern is not apparent over the following useful lives:

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
Leases
The Company enters into leases as a lessee for property and equipment in the ordinary course of business. When procuring goods or services, or upon entering into a contract with its customers, the Company determines whether an arrangement contains a lease at its inception. As part of that evaluation, the Company considers whether there is an implicitly or explicitly identified asset in the arrangement and whether the Company, as the lessee, or the customer, if the Company is the lessor, has the right to control the use of that asset. When the Company is the lessee, all leases with a term of more than 12 months are recognized as ROU assets and associated lease liabilities in the Consolidated Balance Sheets. Lease liabilities are recorded at the lease commencement date and determined using the present value of the lease payments not yet paid, at the Company’s incremental borrowing rate, which approximates the rate at which the Company would borrow on a secured basis in the country where the lease was executed. The interest rate implicit in the lease is generally not determinable in transactions where the Company is the lessee. The ROU asset equals the lease liability adjusted for any initial direct costs, prepaid rent and lease incentives. The Company’s variable lease payments generally relate to payments tied to various indexes, non-lease components and payments above a contractual minimum fixed amount.
Operating leases are included in other assets, net, other accrued liabilities and other long-term liabilities in the Consolidated Balance Sheets. Substantially all of the Company's leases are classified as operating leases and the Company’s finance leases are not material. The lease term includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company made a policy election to not recognize leases with a lease term of 12 months or less in the Consolidated Balance Sheets. Lease expenses are recorded within "Selling, general and administrative expenses" and "Cost of revenue" in the Consolidated Statements of Operations. Operating lease payments are presented within “Cash flows from operating activities” in the Consolidated Statements of Cash Flows.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, accounts receivable, receivables from vendors and derivative instruments.
The Company’s cash and cash equivalents and derivative instruments are transacted and maintained with financial institutions with high credit standing, and their compositions and maturities are regularly monitored by management. Through November 30, 2025, the Company has not experienced any material credit losses on such deposits and derivative instruments.
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
The following table provides revenue generated from products purchased from vendors that exceeded 10% of our consolidated revenue for the periods indicated (as a percent of consolidated revenue):

	Twelve Months Ended
	November 30, 2025	November 30, 2024	November 30, 2023
Apple, Inc.	12%	12%	11%
HP Inc.	10%	N/A (1)	N/A (1)
__________________
(1) Revenue generated from products purchased from this vendor was less than 10% of consolidated revenue during the period presented.

One customer accounted for 11%, 12% and 11% of the Company’s total revenue in fiscal years 2025, 2024 and 2023, respectively. As of November 30, 2025 and 2024, no single customer comprised more than 10% of the consolidated accounts receivable balance.
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
The Company disaggregates its revenue by geography, which the Company believes provides a meaningful depiction of the nature of its revenue. Disaggregated revenue disclosure is presented in Note 12 – Segment Information.
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

Selling, General and Administrative Expenses
Selling, general and administrative expenses are charged to income as incurred. Expenses of promoting and selling products and services are classified as selling expense and include such items as compensation, sales commissions and travel. General and administrative expenses include such items as compensation, cost of warehouse, delivery centers and other non-integration facilities, IT expenses, legal and professional costs, and non-income taxes. In addition, selling, general and administrative expenses include other operating items such as allowances for credit losses, depreciation and amortization of intangible assets.
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

Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued an accounting standards update, ASU 2023-07, which requires the following enhanced segment disclosures on an annual and interim basis: (1) significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, (2) other segment items by reportable segment and a description of its composition, and (3) the title of the chief operating decision maker, an explanation of how they use the reported measures of segment profit/loss in assessing segment performance and decide how to allocate resources, as well as clarifications if they use more than one measure of a segment’s profit or loss in assessing segment performance. The amendments in ASU 2023-07 are effective for annual periods beginning after December 15, 2023 and for subsequent interim periods. The Company adopted this standard retrospectively during the fiscal year ending November 30, 2025 which resulted in incremental disclosures presented within Note 12 - Segment Information.
Recently Issued Accounting Pronouncements
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
In November 2025, the FASB issued an accounting standards update, ASU 2025-09, which makes certain targeted improvements to simplify the application of the hedge accounting guidance and to address several incremental hedge accounting issues arising from the global reference rate reform initiative. Among other amendments, these improvements include expanding the hedged risks permitted to be aggregated in a group of individual forecasted transactions in a cash flow hedge and clarifying the circumstance under which a group of individual forecasted transactions can be considered to have a similar risk exposure. The amendments in ASU 2025-09 are effective for annual periods beginning after December 15, 2026, and interim periods within those annual reporting periods, which for the Company would be the fiscal first quarter ending February 29, 2028. Early adoption is permitted and the amendments should be applied on a prospective basis for all hedging relationships. The Company is currently evaluating the impact the new accounting standard could have on its hedge accounting policies.
NOTE 3—ACQUISITION, INTEGRATION AND RESTRUCTURING COSTS:
Acquisition, integration and restructuring costs during fiscal year 2024 and 2023 were primarily comprised of costs related to the Merger (as defined below). There were no acquisition, integration and restructuring costs related to the Merger during fiscal year 2025. Acquisition, integration and restructuring costs related to the acquisition of Apptium (as defined below) were $3.7 million during fiscal year 2025. Other acquisition, integration and restructuring costs were $3.5 million, $6.9 million and $9.4 million during the fiscal years ended November 30, 2025, 2024 and 2023, respectively.
Apptium Acquisition
On July 1, 2025, the Company completed the acquisition of Apptium Technologies, LLC and its subsidiaries ("Apptium"), a software development company and provider of a cloud commerce platform that represents a critical investment in the Company’s technology solutions orchestration strategy. The Company acquired all of the outstanding shares of Apptium for a purchase price of approximately $105.1 million. The acquisition of Apptium was not material to the Company's results of operations or financial condition. The financial results of Apptium have been included in the Company's Consolidated Financial Statements since the date of acquisition.
The purchase price allocation is preliminary and subject to revision as additional information about the fair value of assets acquired and liabilities assumed becomes available. Preliminarily, the Company has recorded $87.1 million of goodwill and $16.9 million of intangible assets, primarily related to acquired technology, as of November 30, 2025.
The Merger
On September 1, 2021, SYNNEX Corporation acquired Tech Data Corporation, a Florida corporation (“Tech Data”) through a series of mergers, which resulted in Tech Data becoming an indirect subsidiary of TD SYNNEX Corporation (collectively, the "Merger"). The combined company is referred to as TD SYNNEX.

The Company completed the acquisition, integration and restructuring activities related to the Merger during the first half of fiscal year 2024. The Company previously incurred acquisition, integration and restructuring costs related to the completion of the Merger, including professional services costs, personnel and other costs, long-lived assets charges and termination fees, and stock-based compensation expense. Professional services costs are primarily comprised of IT and other consulting services, as well as legal expenses. Personnel and other costs are primarily comprised of costs related to retention and other bonuses, severance and duplicative labor costs. Long-lived asset charges and termination fees include accelerated depreciation and amortization expense of $5.5 million and $17.4 million during fiscal years 2024 and 2023, respectively due to changes in asset useful lives in conjunction with the consolidation of certain IT systems. Long-lived asset charges and termination fees also include $17.0 million and $24.4 million recorded during fiscal years 2024 and 2023, respectively for termination fees related to certain IT systems. Stock-based compensation expense primarily relates to costs associated with the conversion of certain Tech Data performance-based equity awards issued prior to the Merger into restricted shares of TD SYNNEX (refer to Note 4 – Share Based Compensation for further information) and expenses for certain restricted stock awards issued in conjunction with the Merger.
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
	(currency in thousands)
Professional services costs	$16,456	$20,775
Personnel and other costs	15,279	46,464
Long-lived assets charges and termination fees	22,533	41,812
Stock-based compensation	—	35,709
Voluntary severance program costs	10,113	52,091
Total	$64,381	$196,851
NOTE 4—SHARE-BASED COMPENSATION:
Overview of TD SYNNEX Stock Incentive Plans
The Company’s stock incentive plans include plans adopted in 2020 and 2013 (the “TD SYNNEX Plan(s)”). The TD SYNNEX Plans, as amended, provide for the direct award or sale of shares of common stock, restricted stock awards ("RSAs"), restricted stock units ("RSUs"), the grant of options to purchase shares of common stock and the award of stock appreciation rights to employees and non-employee directors and consultants. No further grants may be made under the 2013 TD SYNNEX Plan and all outstanding awards under the 2013 TD SYNNEX Plan continue to be governed by their existing terms. As of November 30, 2025, there were 1.8 million shares of common stock authorized under the 2020 TD SYNNEX Plan available for future grants.
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
A summary of share-based compensation expense in the Consolidated Statements of Operations for TD SYNNEX stock incentive plans is presented below:

	Fiscal Years Ended November 30,
	2025	2024	2023
	(currency in thousands)
Selling, general and administrative expenses	$66,428	$69,201	$49,273
Acquisition, integration and restructuring costs	—	—	6,526
Total share-based compensation expense	$66,428	$69,201	$55,799
The Company settles all share-based award vestings and exercises with the reissuance of treasury shares.
Valuation Assumptions
The Company estimates the fair value of share-based payment awards on the grant date and recognizes as expense over the requisite service period in the Company’s Consolidated Financial Statements.
The Company uses the Black-Scholes valuation model to estimate the fair value of stock options as well as shares issued pursuant to the 2024 ESPP (as defined below). The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption is determined using historical volatility of the Company’s common stock.
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
Employee Stock Options
A summary of the changes in the Company’s stock options is set forth below:

	Options Outstanding
(shares in thousands, except per share amounts)	Number of shares	Weighted- average exercise price per share
Balances, November 30, 2024	482	$78.52
Options exercised	(249)	78.74
Options cancelled	(2)	107.32
Balances, November 30, 2025	231	$78.03

There were no new stock options granted during fiscal years 2025, 2024, or 2023. As of November 30, 2025, 231 thousand stock options were outstanding with a weighted-average remaining contractual term of 3.26 years, a weighted-average exercise price of $78.03 per share and an aggregate pre-tax intrinsic value of $17.2 million. As of November 30, 2025, 221 thousand options were vested and exercisable with a weighted-average remaining contractual term of 3.14 years, a weighted-average exercise price of $76.70 per share and an aggregate pre-tax intrinsic value of $16.8 million.
The intrinsic values of stock options exercised and the cash received from the exercise of stock options during fiscal years 2025, 2024 and 2023 were as follows:

	Fiscal Years Ended November 30,
	2025	2024	2023
	(currency in thousands)
Intrinsic value of options exercised	$16,232	$6,004	$3,570
Cash received from exercise of options	$19,593	$6,681	$4,448
As of November 30, 2025, the unamortized share-based compensation expense related to unvested stock options under the TD SYNNEX Plans was immaterial.
Restricted Stock Awards and Restricted Stock Units
A summary of the changes in the Company’s non-vested RSAs and RSUs during fiscal year 2025 is presented below:

(shares in thousands, except per share amounts)	Number of shares	Weighted-average, grant-date fair value per share
Non-vested as of November 30, 2024	1,252	$106.70
Granted	594	148.76
Vested	(646)	103.96
Attainment adjustments(1)	(12)	112.16
Cancelled	(79)	109.38
Non-vested as of November 30, 2025	1,109	$130.58
__________________
(1) During the year ended November 30, 2025, the attainment on PRSUs vested was adjusted to reflect actual performance.
The weighted-average grant-date fair value of the 674 thousand RSAs and RSUs granted during fiscal year 2024 was $115.33. The weighted-average grant-date fair value of the 635 thousand RSAs and RSUs granted during fiscal year 2023 was $96.75. The total fair value of RSAs and RSUs vested during fiscal years 2025, 2024, and 2023 was $93.6 million, $73.0 million, and $54.4 million, respectively.
As of November 30, 2025, there was $99.4 million of total unamortized share-based compensation expense related to non-vested RSAs and RSUs granted under the TD SYNNEX Plans. That cost is expected to be recognized over an estimated weighted-average amortization period of 1.89 years.
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

The restricted shares had a fair value of $127.60 per share upon closing of the Merger which was recorded as share-based compensation expense on a straight-line basis over the vesting period in “Acquisition, integration, and restructuring costs” in the Consolidated Statement of Operations. Vesting of the restricted shares was completed as of September 1, 2023, therefore there was no related share-based compensation expense recorded by the Company during fiscal year 2025 or 2024. The Company recorded $29.2 million of share-based compensation expense related to these restricted shares in "Acquisition, integration, and restructuring costs" during fiscal year 2023.
Employee Stock Purchase Plan
On January 10, 2024, the Board of Directors approved the adoption of the 2024 Employee Stock Purchase Plan (“2024 ESPP”) to succeed the Company's 2014 Employee Stock Purchase Plan. The 2024 ESPP commenced with 750 thousand authorized shares, with 555 thousand shares available for issuance as of November 30, 2025. Under the 2024 ESPP, there are two offering periods per calendar year. Eligible employees in the United States and Canada can choose to have a fixed percentage deducted from their bi-weekly compensation to purchase the Company's common stock at a discount of 15%, subject to a maximum purchase limit of $25 thousand in fair market value of common stock in a calendar year.
Share-based compensation expense related to the Company's employee stock purchase plans during fiscal years 2025, 2024 and 2023 was $4.2 million, $2.6 million, and $0.6 million, respectively.
Tax Benefit of Share-Based Compensation Expense
During fiscal years 2025, 2024 and 2023, the Company recognized income tax benefits related to the plans discussed above of $14.3 million, $15.6 million, and $12.6 million, respectively, within the provision for income taxes.
NOTE 5—STOCKHOLDERS’ EQUITY:
Share Repurchase Program
In January 2023, the Board of Directors authorized a three-year $1.0 billion share repurchase program. In March 2024, the Board of Directors authorized a new $2.0 billion share repurchase program (the "March 2024 share repurchase program") supplementing the $196.7 million remaining authorization under the prior program, pursuant to which the Company may repurchase its outstanding common stock from time to time in the open market or through privately negotiated transactions, including pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The March 2024 share repurchase program does not have an expiration date.
As of November 30, 2025, the Company had $1.2 billion available for future repurchases of its common stock under the March 2024 share repurchase program.
The Company's treasury stock activity during the year ended November 30, 2025, including common share repurchases, is summarized as follows:

(shares in thousands, except per share amounts)	Shares	Weighted-average price per share
Treasury stock balance as of November 30, 2024	15,289	$98.96
Shares of common stock repurchased under share repurchase program (1)	4,448	134.03
Shares of common stock repurchased for tax withholdings on equity awards	213	145.71
Shares of treasury stock reissued for employee benefit plans	(1,038)	102.61
Treasury stock balance as of November 30, 2025	18,912	$107.79
__________________
(1) Weighted-average price per share excludes broker's commissions and excise taxes. "Repurchases of common stock" in the Consolidated Statements of Cash Flows for the twelve months ended November 30, 2025, 2024 and 2023 excludes amounts related to excise tax that when accrued are recorded in "Other current liabilities" and "Treasury stock" on the Consolidated Balance Sheets. Excise taxes paid are classified as operating activities in the Consolidated Statements of Cash Flows.

Dividends
The Company declared cumulative cash dividends of $1.76, $1.60 and $1.40 per share during the years ended November 30, 2025, 2024 and 2023, respectively. On January 8, 2026, the Company announced a cash dividend of $0.48 per share to stockholders of record as of January 16, 2026, payable on January 30, 2026. Dividends are subject to continued capital availability and the declaration by the Board of Directors in the best interest of the Company’s stockholders.
NOTE 6—EARNINGS PER COMMON SHARE:
The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Fiscal Years Ended November 30,
	2025	2024	2023
	(currency and share amounts in thousands, except per share amounts)
Basic earnings per common share:
Net income attributable to common stockholders(1)	$820,165	$682,987	$622,045
Weighted-average number of common shares - basic	82,104	85,494	92,572
Basic earnings per common share	$9.99	$7.99	$6.72

Diluted earnings per common share:
Net income attributable to common stockholders(1)	$820,189	$683,009	$622,056

Weighted-average number of common shares - basic	82,104	85,494	92,572
Effect of dilutive securities:
Stock options and RSUs	326	380	281
Weighted-average number of common shares - diluted	82,430	85,874	92,853

Diluted earnings per common share	$9.95	$7.95	$6.70

Anti-dilutive shares excluded from diluted earnings per share calculation	17	123	287
__________________
(1) RSAs granted by the Company are considered participating securities. Income available to participating securities was immaterial in all periods presented.
NOTE 7—BALANCE SHEET COMPONENTS:
Accounts receivable, net:
The following table summarizes accounts receivable, net:

	As of November 30,
	2025	2024
	(currency in thousands)
Accounts receivable	$11,813,741	$10,443,290
Less: Allowance for doubtful accounts	(106,160)	(101,665)
Accounts receivable, net	$11,707,581	$10,341,625

Allowance for doubtful trade receivables:
The following table summarizes the changes to the allowance for doubtful trade receivables (currency in thousands):

Balance as of November 30, 2022	$129,742
Additions	44,742
Write-offs, recoveries, reclassifications and foreign exchange translation	(23,731)
Balance as of November 30, 2023	150,753
Additions	862
Write-offs, recoveries, reclassifications and foreign exchange translation	(49,950)
Balance as of November 30, 2024	101,665
Additions	35,071
Write-offs, recoveries, reclassifications and foreign exchange translation	(30,576)
Balance as of November 30, 2025	$106,160
Property and equipment, net:
The following table summarizes property and equipment, net:

	As of November 30,
	2025	2024
	(currency in thousands)
Land	$28,279	$27,384
Equipment, computers and software	605,019	484,524
Furniture and fixtures	72,246	64,103
Buildings, building improvements and leasehold improvements	266,286	240,572
Total property and equipment, gross	$971,830	$816,583
Total accumulated depreciation	(475,539)	(359,559)
Property and equipment, net	$496,291	$457,024
Depreciation and amortization expense for fiscal years 2025, 2024 and 2023, was $118.0 million, $115.2 million and $124.6 million, respectively. Fiscal years 2024 and 2023 include accelerated depreciation and amortization expense of $5.5 million and $17.4 million, respectively due to changes in asset useful lives in conjunction with the consolidation of certain IT systems, which is recorded in "Acquisition, integration and restructuring costs" in the Consolidated Statements of Operations.
Goodwill:
The following table summarizes changes in the carrying amount of goodwill:

	Fiscal Year Ended November 30, 2025
	Americas	Europe	APJ	Total
	(currency in thousands)
Balance, beginning of year	$2,493,769	$1,322,553	$78,755	$3,895,077
Additions from acquisitions	94,268	1,748	4,468	100,484
Foreign exchange translation	(2,903)	107,438	(799)	103,736
Balance, end of year	$2,585,134	$1,431,739	$82,424	$4,099,297

Intangible assets, net:
The following table summarizes intangible assets, net:

	As of November 30, 2025			As of November 30, 2024
	Gross Amounts	Accumulated Amortization	Net Amounts	Gross Amounts	Accumulated Amortization	Net Amounts
	(currency in thousands)
Intangible assets with indefinite lives:
Trade name	$1,057,783	$—	$1,057,783	$1,018,208	$—	$1,018,208
Intangible assets with finite lives:
Customer relationships	$3,999,465	$(1,320,252)	$2,679,213	$3,858,727	$(1,001,886)	$2,856,841
Vendor lists	176,868	(157,559)	19,309	175,865	(144,692)	31,173
Other intangible assets	45,258	(26,611)	18,647	28,100	(22,055)	6,045
	$5,279,374	$(1,504,422)	$3,774,952	$5,080,900	$(1,168,633)	$3,912,267
Amortization expense for fiscal years 2025, 2024 and 2023, was $296.3 million, $292.3 million and $293.7 million, respectively.
Estimated future amortization expense of the Company’s intangible assets is as follows:

Fiscal years ending November 30,	(currency in thousands)
2026	$300,366
2027	297,475
2028	279,435
2029	274,968
2030	272,503
Thereafter	1,292,422
Total	$2,717,169
Accumulated other comprehensive loss:
The following table summarizes the components of accumulated other comprehensive income (loss) ("AOCI"), net of taxes:

(currency in thousands)	Unrealized (losses) gains on cash flow hedges, net of taxes	Foreign currency translation adjustment and other, net of taxes	Total
Balance, beginning of year	$(110)	$(645,007)	$(645,117)
Other comprehensive (loss) income before reclassification	(1,533)	261,305	259,772
Reclassification of losses from other comprehensive loss	1,270	4,642	5,912
Balance, end of year	$(373)	$(379,060)	$(379,433)
Refer to Note 8 – Derivative Instruments for the location of cash flow hedge gains and losses reclassified from accumulated other comprehensive loss to the Consolidated Statements of Operations. The reclassification of the net foreign currency translation adjustment realized upon sale of a foreign subsidiary was recorded within selling, general and administrative expenses in the Consolidated Statements of Operations.

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
Cash Flow Hedges
The Company designates certain forward foreign currency exchange contracts used to hedge forecasted sales transactions, inventory purchases and operating expenses that are denominated in currencies other than the legal entity's functional currency as cash flow hedges. These forward foreign currency exchange contracts generally have terms up to 24 months. Gains and losses on cash flow hedges are recorded in AOCI until the hedged item is recognized in earnings. Deferred gains and losses associated with cash flow hedges are recognized in the Consolidated Statements of Operations in the same period as the related impacts from the hedged items as follows: hedges of forecasted sales transactions are recognized in "Revenue", hedges of forecasted inventory purchases are recognized in "Cost of revenue" and hedges of forecasted operating expenses are recognized in "Selling, general and administrative expenses".
The Company also uses interest rate swap derivative contracts to economically convert a portion of its variable-rate debt to fixed-rate debt. Deferred gains and losses associated with cash flow hedges of interest payments are recognized in “Interest expense and finance charges, net” in the same period the related expense is recognized. The Company terminated its remaining interest rate swaps in May 2023 and had no interest rate swaps designated as cash flow hedges outstanding during fiscal years 2024 or 2025.
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
Net Investment Hedges
The Company has entered into forward foreign currency exchange contracts, as well as forward foreign currency exchange contracts combined with zero cost foreign exchange collar contracts, to hedge a portion of its net investment in euro denominated foreign operations which are designated as net investment hedges. The Company entered into the net investment hedges to offset the risk of change in the U.S. dollar value of the Company's investment in a euro functional subsidiary due to fluctuating foreign exchange rates. The Company's net investment hedges mature in various periods through 2031.
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

	Value as of
Balance Sheet Line Item (currency in thousands)	November 30, 2025	November 30, 2024
Derivative instruments not designated as hedging instruments:
Forward foreign currency exchange contracts (notional value)	$2,697,479	$1,962,852
Other current assets	7,386	11,863
Other accrued liabilities	7,026	8,096
Derivative instruments designated as cash flow hedges:
Forward foreign currency exchange contracts (notional value)(1)	$120,073	$—
Other current assets	96	—
Other accrued liabilities	107	—
Derivative instruments designated as net investment hedges:
Forward foreign currency exchange contracts (notional value)	$673,644	$687,475
Other current assets	—	220
Other long-term assets	—	2,320
Other accrued liabilities	27,462	91
Other long-term liabilities	14,822	7,889
Foreign currency exchange collar contracts (notional value)	$300,000	$300,000
Other long-term assets	—	1,792
Other long-term liabilities	3,500	—
____________________________
(1) The Company had no material cash flow hedges outstanding as of November 30, 2024.
Volume of Activity
The notional amounts of forward foreign exchange contracts represent the gross amounts of foreign currency, including, principally, the Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese yuan, Columbian peso, Costa Rican colón, Czech koruna, Danish krone, Euro, Hong Kong dollar, Indian rupee, Indonesian rupiah, Japanese yen, Malaysian ringgit, Mexican peso, Norwegian krone, Polish zloty, Romanian leu, Singapore dollar, South Korean won, Swedish krona, Swiss franc, Turkish lira and Vietnamese dong that will be bought or sold at maturity. The notional amounts of foreign currency exchange collar contracts represent the amounts of put and call options to sell or purchase Euros at a predetermined strike price. The notional amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of the Company’s exposure to credit or market loss. The Company’s exposure to credit loss and market risk will vary over time as currency and interest rates change.

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

	Location of Gains (losses) in Income	For the fiscal years ended November 30,
		2025	2024	2023
		(currency in thousands)
Derivative instruments not designated as hedging instruments:
(Losses) gains recognized from foreign exchange forward contracts, net(1)	Cost of revenue	$(42,864)	$36,971	$(43,338)
Losses recognized from foreign exchange forward contracts, net(1)	Other expense, net	(2,480)	(4,091)	(6,212)
Total		$(45,344)	$32,880	$(49,550)

Derivative instruments designated as net investment hedges:
(Losses) gains recognized in OCI on foreign currency forward contracts		$(47,315)	$5,579	$(29,405)
Gains recognized in income (amount excluded from effectiveness testing)	Interest expense and finance charges, net	$10,122	$10,323	$9,149
(Losses) gains recognized in OCI on foreign exchange collar contracts(2)		$(5,292)	$1,791	$—

Derivative instruments designated as cash flow hedges(3):
Losses recognized in OCI on forward foreign currency exchange contracts		$(1,728)	$—	$—
Losses on forward foreign currency exchange contracts reclassified from AOCI into income	Revenue	$(775)	$—	$—
Losses on forward foreign currency exchange contracts reclassified from AOCI into income	Cost of revenue	$(257)	$—	$—
Losses on forward foreign currency exchange contracts reclassified from AOCI into income	Selling, general and administrative expenses	$(424)	$—	$—
Gains recognized in OCI on interest rate swaps		$—	$—	$937
Gains on interest rate swaps reclassified from AOCI into income	Interest expense and finance charges, net	$—	$—	$9,494
__________________
(1) The gains and losses largely offset the currency gains and losses that resulted from changes in the assets and liabilities denominated in nonfunctional currencies.
(2) The Company had no foreign exchange collar contracts outstanding during the fiscal year ended November 30, 2023.
(3) The Company had no material cash flow hedges outstanding during the fiscal year ended November 30, 2024.
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
The following table summarizes the valuation of the Company’s financial instruments that are measured at fair value on a recurring basis:

	As of November 30, 2025				As of November 30, 2024
		Fair value measurement category				Fair value measurement category
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(currency in thousands)
Assets:
Forward foreign currency exchange contracts not designated as hedges	$7,386	—	$7,386	—	$11,863	—	$11,863	—
Forward foreign currency exchange contracts designated as net investment hedges	—	—	—	—	2,540	—	2,540	—
Foreign exchange collar contracts designated as net investment hedges	—	—	—	—	1,792	—	1,792	—
Forward foreign currency exchange contracts designated as cash flow hedges(1)	96	—	96	—	—	—	—	—
Liabilities:
Forward foreign currency exchange contracts not designated as hedges	$7,026	—	$7,026	—	$8,096	$—	$8,096	$—
Forward foreign currency exchange contracts designated as net investment hedges	42,285	—	42,285	—	7,980	—	7,980	—
Foreign exchange collar contracts designated as net investment hedges	3,500	—	3,500	—	—	—	—	—
Forward foreign currency exchange contracts designated as cash flow hedges(1)	107	—	107	—	—	—	—	—
__________________
(1) The Company had no material cash flow hedges outstanding as of November 30, 2024.

The fair values of forward exchange contracts are measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. The fair values of foreign currency exchange collar contracts are measured using the cash flows of the contracts, discount rates to account for the passage of time, implied volatility and current foreign exchange market data, which are all based on inputs readily available in public markets. The effect of nonperformance risk on the fair value of derivative instruments was not material as of November 30, 2025 and 2024.
The carrying values of accounts receivable, accounts payable and short-term debt approximate fair value due to their short maturities and interest rates which are variable in nature. The carrying value of the Company’s term loans approximate their fair value since they bear interest rates that are similar to existing market rates. The estimated fair value of the Senior Notes was approximately $3.5 billion and $2.3 billion at November 30, 2025 and 2024, respectively, based on Level 1 fair value measurement inputs as defined above.
During the fiscal year ended November 30, 2025 there were no transfers between the fair value measurement category levels.
NOTE 10—BORROWINGS:
Borrowings consist of the following:

	As of November 30,
	2025	2024
	(currency in thousands)
TD SYNNEX 1.750% Senior Notes due August 9, 2026 (1) (2)	$700,000	$—
Other short-term borrowings	319,260	171,092
Short-term borrowings before debt discount and issuance costs	$1,019,260	$171,092
Less: current portion of unamortized debt discount and issuance costs	(939)	—
Borrowings, current	$1,018,321	$171,092

TD SYNNEX 1.750% Senior Notes due August 9, 2026 (1) (2)	$—	$700,000
TD SYNNEX 2.375% Senior Notes due August 9, 2028 (1) (2)	600,000	600,000
TD SYNNEX 4.300% Senior Notes due January 17, 2029 (2)	550,000	—
TD SYNNEX 2.650% Senior Notes due August 9, 2031 (1) (2)	500,000	500,000
TD SYNNEX 6.100% Senior Notes due April 12, 2034 (2)	600,000	600,000
TD SYNNEX 5.300% Senior Notes due October 10, 2035 (2)	600,000	—
Total TD SYNNEX Senior Notes in long-term debt	$2,850,000	$2,400,000
TD SYNNEX Term Loan	—	581,250
2024 Term Loan	750,000	750,000
Total term loans	$750,000	$1,331,250
Other credit agreements and long-term debt	14,562	24,956
Long-term borrowings, before unamortized debt discount and issuance costs	$3,614,562	$3,756,206
Less: unamortized debt discount and issuance costs	(22,432)	(19,807)
Long-term borrowings	$3,592,130	$3,736,399
__________________
(1) The interest rate payable on each of these series of Senior Notes is subject to adjustment from time to time if the credit rating assigned to such series of Senior Notes is downgraded (or downgraded and subsequently upgraded).
(2) The Company pays interest semi-annually on each of these series of Senior Notes.

TD SYNNEX U.S. Accounts Receivable Securitization Arrangement
In the U.S., the Company has an accounts receivable securitization program to provide additional capital for its operations (the “U.S. AR Arrangement”). Under the terms of the U.S. AR Arrangement, as amended, the Company and its subsidiaries that are party to the U.S. AR Arrangement can borrow based on the key terms in the table below (currency in thousands):

Maximum Borrowing Capacity (1)	Maturity Date	Effective Borrowing Cost(2)	Program Fee Payable(3)	Facility Fee Payable(4)
$1,500,000	January 20, 2028	Blended rate	0.85%	0.30% - 0.40%
__________________
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
Under the terms of the U.S. AR Arrangement, the Company and certain of its U.S. subsidiaries sell, on a revolving basis, their receivables to a wholly-owned, bankruptcy-remote subsidiary. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled approximately $3.2 billion and $3.4 billion as of November 30, 2025 and 2024, respectfully. The borrowings are funded by pledging all of the rights, title and interest in the receivables acquired by the Company's bankruptcy-remote subsidiary as security. Any amounts borrowed under the U.S. AR Arrangement are recorded as debt on the Company's Consolidated Balance Sheets. There were no amounts outstanding under the U.S. AR Arrangement at November 30, 2025 or 2024.
TD SYNNEX Credit Agreement
The Company is party to an amended and restated credit agreement, dated as of April 16, 2024 (as amended, the “TD SYNNEX Credit Agreement”) with the lenders party thereto and Citibank, N.A., as agent, pursuant to which the Company received commitments for the extension of a senior unsecured revolving credit facility (the “TD SYNNEX Revolving Credit Facility”) not to exceed an aggregate principal amount of $3.5 billion, which may, at the request of the Company but subject to the lenders’ discretion, potentially be increased by up to an aggregate amount of $500.0 million. The borrowers under the TD SYNNEX Credit Agreement are TD SYNNEX Corporation and certain subsidiaries of the Company. There were no amounts outstanding under the TD SYNNEX Revolving Credit Facility at November 30, 2025 or 2024. Borrowings under the TD SYNNEX Revolving Credit Facility bear interest at a per annum rate equal to the applicable SOFR rate, plus a credit spread adjustment, plus the applicable margin, as well as a commitment fee as referenced in the table below:

Maturity Date	Credit Spread Adjustment	Margin(2)	Commitment Fee(3)
April 16, 2029(1)	0.10%	1.000%-1.750%	0.100%-0.300%
__________________
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

The TD SYNNEX Credit Agreement also included a senior unsecured term loan (the “TD SYNNEX Term Loan”) in an original aggregate principal amount of $1.5 billion, that was fully funded in connection with the closing of the Merger. There was $581.3 million outstanding on the TD SYNNEX Term Loan as of November 30, 2024. The Company repaid the remaining principal of the TD SYNNEX Term Loan in full in October 2025, and there was no associated balance outstanding as of November 30, 2025. Loans borrowed under the TD SYNNEX Credit Agreement bore interest at a per annum rate equal to the applicable SOFR rate, plus a credit spread adjustment, plus the applicable margin as referenced in the table below:

Maturity Date	Credit Spread Adjustment	Margin(2)	Effective Interest Rate as of November 30, 2024
September 1, 2026(1)	0.10%	1.125%-1.750%	6.05%
__________________
(1) The originally scheduled maturity of the TD SYNNEX Term Loan was on the fifth anniversary of the September 1, 2021 closing date. As stated above, the Company repaid the remaining principal in full in October 2025.
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
Loans borrowed under the 2024 Term Loan Credit Agreement bear interest at a per annum rate equal to the applicable SOFR rate, plus credit spread adjustment, plus the applicable margin within a range based on the Company’s Public Debt Rating (as defined in the 2024 Term Loan Credit Agreement). Key terms for the 2024 Term Loan Credit Agreement are as follows:

Maturity Date	Credit Spread Adjustment	Margin	Effective Interest Rate as of November 30, 2025	Effective Interest Rate as of November 30, 2024
September 1, 2027	0.10%	1.000% - 1.625%	5.27%	6.04%
TD SYNNEX Senior Notes
On August 9, 2021, the Company completed its offering of $2.5 billion aggregate principal amount of senior unsecured notes due in 2024, 2026, 2028 and 2031. On April 12, 2024, the Company issued and sold $600.0 million senior notes due in 2034 (the "2034 Senior Notes"). The Company used the net proceeds from this offering, together with other available funds, to repay the $700.0 million aggregate principal amount of the 1.250% Senior Notes that were due August 9, 2024 and for general corporate purposes. The Company incurred $6.1 million of issuance costs on the 2034 Senior Notes.
On October 10, 2025, the Company issued and sold both $550.0 million senior notes due in 2029 (the "2029 Senior Notes") and $600.0 million senior notes due in 2035 (the "2035 Senior Notes"). The Company used the net proceeds from this offering to repay the remaining principal of the TD SYNNEX Term Loan and for general corporate purposes. The Company incurred $3.3 million and $5.4 million of issuance costs on the 2029 Senior Notes and the 2035 Senior Notes, respectively.
Hereafter, all senior notes referred to previously will be referred to collectively as the "Senior Notes."

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
Par Call Dates and the spread to the applicable treasury rate for the respective outstanding Senior Notes are as follows:

Senior Notes	Par Call Date	Spread (in basis points)
Senior Notes due 2026	July 9, 2026	20
Senior Notes due 2028	June 9, 2028	25
Senior Notes due 2029	December 17, 2028	15
Senior Notes due 2031	May 9, 2031	25
Senior Notes due 2034	January 12, 2034	30
Senior Notes due 2035	July 10, 2035	20
Other Short-Term Borrowings
The Company has various other committed and uncommitted lines of credit with financial institutions, short-term loans, term loans, credit facilities, and book overdraft facilities, totaling approximately $676.6 million in borrowing capacity as of November 30, 2025. Most of these facilities are provided on a short-term basis and are reviewed periodically for renewal. Interest rates and other terms of borrowing under these lines of credit vary by country, depending on local market conditions. There was $319.3 million outstanding on these facilities at November 30, 2025, at a weighted average interest rate of 5.72%, and there was $171.1 million outstanding at November 30, 2024, at a weighted average interest rate of 7.91%. Borrowings under these lines of credit facilities are guaranteed by the Company or secured by eligible accounts receivable.
At November 30, 2025, the Company was also contingently liable for reimbursement obligations with respect to issued standby letters of credit in the aggregate outstanding amount of $68.0 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.
The maximum commitment amounts for local currency credit facilities have been translated into U.S. dollars at November 30, 2025 exchange rates.
Future Principal Payments
As of November 30, 2025, future principal payments under the above loans are as follows:

Fiscal Years Ending November 30,	(currency in thousands)
2026	$1,019,260
2027	764,562
2028	600,000
2029	550,000
2030	—
Thereafter	1,700,000
Total	$4,633,822

Covenant Compliance
The Company's credit facilities have a number of covenants and restrictions that require the Company to maintain specified financial ratios, including a maximum debt to EBITDA ratio and a minimum interest coverage ratio, in each case tested on the last day of each fiscal quarter. The covenants also limit the Company’s ability to incur additional debt, create liens, enter into agreements with affiliates, modify the nature of the Company’s business, and merge or consolidate. As of November 30, 2025, the Company was in compliance with all material financial covenants for the above arrangements.
NOTE 11 – SUPPLIER FINANCE PROGRAMS:
The Company has certain arrangements with third-party financial institutions ("Supplier Finance Programs"), which facilitate the participating vendors’ ability to sell their accounts receivable from the Company to the third-party financial institutions, at the sole discretion of these vendors. The Company is not party to the agreements between the vendor and the third-party financial institution. As part of these arrangements, the Company generally receives more favorable payment terms from its vendors. The Company’s rights and obligations to its vendors, including amounts due, are generally not impacted by Supplier Finance Programs. However, the Company agrees to make all payments to the third-party financial institutions, and the Company’s right to offset balances due from vendors against payment obligations is restricted by the agreements for those payment obligations that have been sold by the respective vendors. The Company generally does not incur any fees under Supplier Finance Programs; however, the Company did recognize an immaterial amount of fees during fiscal year 2025 within "Cost of revenue" in the Company's Consolidated Statements of Operations related to an arrangement with a certain vendor. As of November 30, 2025 and 2024, the Company had $3.7 billion and $3.2 billion, respectively, in obligations outstanding under these programs included in “Accounts payable” in the Company’s Consolidated Balance Sheets and all activity related to the obligations is presented within operating activities in the Consolidated Statements of Cash Flows.
The following table is a rollforward of the Company's outstanding obligations under Supplier Finance Programs (currency in thousands):

Obligations outstanding as of November 30, 2024	$3,173,906
Invoices confirmed during the period	13,772,414
Confirmed invoices paid during the period	(13,423,916)
Foreign currency exchange translation	190,808
Obligations outstanding as of November 30, 2025	$3,713,212
NOTE 12—SEGMENT INFORMATION:
Operating segments are based on components of the Company that engage in business activity that earn revenue and incur expenses and (a) whose operating results are regularly reviewed by the Company’s chief operating decision maker ("CODM") to make decisions about resource allocation and performance and (b) for which discrete financial information is available. The Company’s Chief Executive Officer, who is also the CODM, primarily uses operating income to review segment performance by analyzing and comparing year-over-year and forecast-to-actual segment-level operational performance and to make strategic decisions concerning resource allocation across the operating segments. The Company operates in three reportable segments, which are the same as its operating segments, based on its geographic regions: the Americas, Europe and APJ.
Financial information related to the Company’s reportable segments for the periods presented is shown below:

	Americas	Europe	APJ	Consolidated
Fiscal year ended November 30, 2025	(currency in thousands)
Revenue	$36,176,520	$21,694,750	$4,636,816	$62,508,086
Less(1):
Cost of revenue	(33,569,644)	(20,257,031)	(4,312,429)	(58,139,104)
Gross profit	$2,606,876	$1,437,719	$324,387	$4,368,982
Less(1):
Payroll and payroll related expenses(2)	$(988,291)	$(705,725)	$(139,398)	$(1,833,414)
Depreciation(3)	(60,417)	(34,478)	(5,412)	(100,307)
Amortization of intangibles	(164,167)	(128,754)	(3,337)	(296,258)
Acquisition, integration and restructuring costs	(4,322)	(2,112)	(746)	(7,180)
Share-based compensation expense	(43,445)	(19,056)	(3,927)	(66,428)
Other segment items(4)	(340,840)	(247,779)	(61,857)	(650,476)
Operating income	$1,005,394	$299,815	$109,710	$1,414,919
Reconciliation to consolidated income before tax
Interest expense and finance charges, net				(356,608)
Other expense, net				(1,057)
Income before income taxes				$1,057,254

Other segment disclosures
Purchases of property and equipment(5)	$(76,422)	$(24,647)	$(9,061)	$(110,130)
Total assets	$18,426,557	$13,196,300	$2,628,041	$34,250,898

	Americas	Europe	APJ	Consolidated
Fiscal year ended November 30, 2024	(currency in thousands)
Revenue	$34,791,848	$19,634,156	$4,026,432	$58,452,436
Less(1):
Cost of revenue(1)	(32,428,806)	(18,318,369)	(3,723,955)	(54,471,130)
Gross profit	$2,363,042	$1,315,787	$302,477	$3,981,306
Less(1):
Payroll and payroll related expenses(2)	$(921,300)	$(632,823)	$(121,700)	$(1,675,823)
Depreciation(3)	(57,242)	(33,252)	(5,376)	(95,870)
Amortization of intangibles	(165,860)	(123,567)	(2,877)	(292,304)
Acquisition, integration and restructuring costs	(53,245)	(16,831)	(1,238)	(71,314)
Share-based compensation expense	(45,107)	(20,318)	(3,776)	(69,201)
Other segment items(4)	(302,740)	(225,083)	(54,760)	(582,583)
Operating income	$817,548	$263,913	$112,750	$1,194,211
Reconciliation to consolidated income before tax
Interest expense and finance charges, net				(319,458)
Other expense, net				(8,718)
Income before income taxes				$866,035

Other segment disclosures
Purchases of property and equipment(5)	$(99,238)	$(20,832)	$(5,005)	$(125,075)
Total assets	$16,842,254	$11,259,735	$2,172,490	$30,274,479

	Americas	Europe	APJ	Consolidated
Fiscal year ended November 30, 2023	(currency in thousands)
Revenue	$34,573,859	$19,422,297	$3,559,260	$57,555,416
Less(1):
Cost of revenue(1)	(32,186,592)	(18,133,330)	(3,278,665)	(53,598,587)
Gross profit	2,387,267	1,288,967	280,595	3,956,829
Less(1):
Payroll and payroll related expenses(2)	$(909,285)	$(624,043)	$(111,939)	$(1,645,267)
Depreciation(3)	(63,069)	(29,354)	(5,038)	(97,461)
Amortization of intangibles	(169,569)	(121,680)	(2,488)	(293,737)
Acquisition, integration and restructuring costs	(165,845)	(37,091)	(3,299)	(206,235)
Share-based compensation expense(6)	(35,955)	(11,255)	(2,063)	(49,273)
Other segment items(4)	(306,939)	(229,067)	(50,818)	(586,824)
Operating income	$736,605	$236,477	$104,950	$1,078,032
Reconciliation to consolidated income before tax
Interest expense and finance charges, net				(288,318)
Other expense, net				(206)
Income before income taxes				$789,508

Other segment disclosures
Purchases of property and equipment(5)	$(68,667)	$(21,027)	$(4,840)	$(94,534)
__________________
(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown.
(2) Represents payroll costs for each reportable segment that are recorded within selling, general and administrative expenses.
(3) Represents depreciation recorded within selling, general and administrative expenses. Excludes $17.7 million, $13.9 million, and $9.8 million of depreciation recorded within cost of revenue in fiscal years 2025, 2024 and 2023, respectively. Also excludes $5.5 million and $17.4 million of accelerated depreciation recorded within acquisition, integration and restructuring costs in fiscal years 2024 and 2023, respectively. Those excluded amounts are included within total depreciation and amortization shown on the Consolidated Statements of Cash Flows.
(4) Other segment items for each reportable segment include various operating costs including cost of warehouses, delivery centers and other non-integration facilities, IT expenses, credit costs including bad debt expense, travel and entertainment, legal and professional fees, non-income taxes and other miscellaneous selling, general, and administrative expenses.
(5) Excludes purchases of capitalized software and application software.
(6) Represents share-based compensation recorded within selling, general and administrative expenses. Amounts shown for fiscal 2023 exclude certain share-based compensation expenses that were recorded within acquisition, integration and restructuring costs. Refer to Note 4 - Share-Based Compensation for further discussion of these costs.
The Company attributes revenues from external customers to the country from where products are delivered. Except for the U.S., no other country accounted for 10% or more of the Company’s revenue for the periods presented.

	Fiscal Years Ended November 30,
	2025	2024	2023
	(currency in thousands)
Revenue:
United States	$32,282,195	$31,075,984	$30,418,425
Others	30,225,891	27,376,452	27,136,991
Total	$62,508,086	$58,452,436	$57,555,416

Except for the U.S. and France, no other country accounted for 10% or more of the Company’s property and equipment, net, less capitalized software and application software, for the periods presented:

	As of November 30,
	2025	2024
	(currency in thousands)
Long-lived assets:
United States	$251,562	$225,885
France	46,752	42,254
Others	89,901	74,353
Total	$388,215	$342,492
NOTE 13—EMPLOYEE BENEFITS PLANS:
The Company has 401(k) plans in the U.S. under which eligible co-workers may contribute up to the maximum amount as provided by law. Co-workers generally become eligible to participate in these plans on the first day of the month after their employment date. The Company may make discretionary contributions under the plans. During fiscal years 2025, 2024 and 2023, the Company contributed $17.6 million, $17.0 million and $17.3 million, respectively, to these 401(k) plans. Co-workers in certain of the Company's international subsidiaries are covered by government mandated defined contribution plans, which are not material to operations. Additionally, the Company has defined benefit plans sponsored by certain international subsidiaries which are not material to its operations.
NOTE 14—LEASES:
The Company leases certain of its facilities and equipment under noncancellable operating lease agreements, which expire in various periods through 2039. The Company’s finance leases are not material.
The following table presents the various components of lease costs:

	Fiscal Years Ended November 30,
	2025	2024	2023
	(currency in thousands)
Operating lease cost	$116,025	$108,898	$109,789
Short-term and variable lease cost	23,760	28,672	26,022
Sublease income	(1,354)	(606)	(950)
Total operating lease cost	$138,431	$136,964	$134,861
The following table presents a maturity analysis of expected undiscounted cash flows for operating leases on an annual basis for the next five years and thereafter as of November 30, 2025:

Fiscal Years Ending November 30,	(currency in thousands)
2026	$111,443
2027	93,598
2028	77,732
2029	63,196
2030	49,133
Thereafter	173,112
Total payments	$568,214
Less: imputed interest(1)	(96,683)
Total present value of lease payments	$471,531
__________________
(1) Imputed interest represents the difference between undiscounted cash flows and discounted cash flows.

The following amounts were recorded in the Company's Consolidated Balance Sheet as of November 30, 2025 and 2024:

Operating leases	Balance sheet location	November 30, 2025	November 30, 2024
		(currency in thousands)
Operating lease ROU assets	Other assets, net	$441,344	$471,889
Current operating lease liabilities	Other accrued liabilities	109,251	103,789
Non-current operating lease liabilities	Other long-term liabilities	362,280	390,708
The following table presents supplemental cash flow information related to the Company's operating leases for fiscal years 2025, 2024 and 2023. Cash payments related to variable lease costs and short-term leases are not included in the measurement of operating lease liabilities, and, as such, are excluded from the amounts below:

	Fiscal Years Ended November 30,
Cash flow information	2025	2024	2023
	(currency in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$111,425	$103,803	$108,880
Non-cash ROU assets obtained in exchange for lease liabilities	47,378	111,123	128,953
The weighted-average remaining lease term and discount rate as of November 30, 2025 and 2024 were as follows:

Operating lease term and discount rate	2025	2024
Weighted-average remaining lease term (years)	7.14	7.69
Weighted-average discount rate	5.09%	4.86%
NOTE 15—INCOME TAXES:
The components of pretax income are as follows:

	Fiscal Years Ended November 30,
	2025	2024	2023
	(currency in thousands)
United States	$557,284	$263,321	$283,233
Foreign	499,970	602,714	506,275
	$1,057,254	$866,035	$789,508

Significant components of the provision for income taxes are as follows:

	Fiscal Years Ended November 30,
	2025	2024	2023
	(currency in thousands)
Current tax provision:
Federal	$91,572	$12,163	$78,239
State	38,365	24,501	40,436
Foreign	146,466	169,093	135,494
	$276,403	$205,757	$254,169
Deferred tax provision (benefit):
Federal	$(36,748)	$18,006	$(30,499)
State	(2,052)	(12,836)	(24,771)
Foreign	(8,009)	(33,983)	(36,302)
	$(46,809)	$(28,813)	$(91,572)
Total tax provision	$229,594	$176,944	$162,597
The breakdown of net deferred tax assets and liabilities are as follows:

	As of November 30,
	2025	2024
	(currency in thousands)
Deferred tax assets	$33,193	$36,059
Deferred tax liabilities	(799,518)	(812,763)
Total net deferred tax assets (liabilities)	$(766,325)	$(776,704)

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of November 30,
	2025	2024
	(currency in thousands)
Assets:
Loss carryforwards	$80,110	$87,043
Lease liabilities	108,092	110,166
Accrued liabilities	76,633	118,272
Foreign tax credit carryforwards	5,484	36,290
Disallowed interest expense	26,267	21,976
Allowance for doubtful accounts and sales return reserves	17,397	19,713
Capitalized inventory costs	15,337	11,974
Unrealized losses on hedges	18,868	11,971
Acquisition and transaction related costs	12,483	5,255
Share-based compensation expense	12,326	15,575
Deferred revenue	45,809	12,129
Long-lived assets	2,139	4,665
Other, net	6,995	3,251
	427,940	458,280
Less: valuation allowance	(67,713)	(80,640)
Total deferred tax assets	$360,227	$377,640
Liabilities:
Long-lived assets	$(992,783)	$(1,017,777)
Lease right-of-use assets	(102,964)	(106,821)
Deferred costs	(9,752)	(12,279)
Deferred taxes on unremitted earnings	(15,000)	(5,116)
Other, net	(6,053)	(12,351)
Total deferred tax liabilities	$(1,126,552)	$(1,154,344)
Net deferred tax liability	$(766,325)	$(776,704)
The decrease in the Company's net deferred tax liability position is primarily due to a reversal of a portion of the Company's deferred tax liabilities related to long-lived assets. The net change in the deferred tax valuation allowances in fiscal 2025 was a decrease of $12.9 million primarily resulting from the release of valuation allowances on foreign tax credits, partially offset with the recording of valuation allowances in certain foreign jurisdictions.
The valuation allowance at November 30, 2025 primarily relates to carryforwards for foreign net operating losses. The valuation allowance at November 30, 2024 primarily relates to carryforwards for foreign net operating losses and foreign tax credits in the United States. The Company considers all positive and negative evidence available in determining the potential of realizing deferred tax assets. To the extent that the Company generates consistent taxable income within those operations with valuation allowances, the Company may reduce the valuation allowances, thereby reducing income tax expense and increasing net income in the period the determination is made.
The Company’s net operating loss carryforwards totaled $233.3 million at November 30, 2025. The majority of the net operating losses have an indefinite carryforward period with the remaining portion expiring in fiscal years 2026 through 2045. In addition, the Company has a $21.2 million net amount of state net operating losses with the majority having an indefinite carryforward period.

The reconciliation of the statutory United States federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Years Ended November 30,
	2025	2024	2023
United States federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	2.8	1.0	1.1
Global intangible low taxed income	0.3	0.4	0.7
Tax on foreign earnings different than US federal rate	(0.4)	(2.5)	(3.0)
Net changes in deferred tax valuation allowances	(0.8)	(1.4)	(0.2)
Foreign-derived intangible income	(1.6)	(0.7)	(0.5)
Interest not subject to tax, net	(0.6)	0.1	0.1
Foreign withholding taxes	0.8	2.4	0.6
Net changes in reserves for uncertain tax positions	0.1	(0.3)	—
Stock compensation related to Tech Data equity awards	—	—	0.9
Other, net	0.1	0.4	(0.1)
Effective income tax rate	21.7%	20.4%	20.6%
The Company’s U.S. business has sufficient cash flow and liquidity to fund its operating requirements and the Company expects and intends that profits earned outside the U.S. will be utilized and reinvested outside of the U.S.
As of November 30, 2025, the Company had approximately $1.3 billion of undistributed earnings of its non-U.S. subsidiaries. The Company intends to indefinitely reinvest the remaining earnings from its foreign subsidiaries for which a deferred tax liability has not already been recorded. It is not practicable to determine the amount of applicable taxes that would be due if such earnings were distributed. Accordingly, the Company has not provisioned United States state taxes and foreign withholding taxes on non-U.S. subsidiaries for which the earnings are permanently reinvested.
The Company has been granted tax holidays in certain jurisdictions, primarily China. The tax holidays provide for lower rates of taxation and require various thresholds of investment and business activities in those jurisdictions. Certain tax holidays began to expire in fiscal year 2025. The tax benefits from the above tax holidays for fiscal years 2025, 2024 and 2023 were not material.
The estimates and assumptions used by the Company in computing the income taxes reflected in the Company’s consolidated financial statements could differ from the actual results reflected in the income tax returns filed during the subsequent year. Adjustments are recorded based on filed returns when such returns are finalized or the related adjustments are identified.
The Organization for Economic Co-operation and Development has published a proposal to establish a new global minimum corporate tax rate of 15%, commonly referred to as Pillar Two. While the U.S. has not yet adopted the Pillar Two framework into law, several countries in which we operate have enacted tax legislation based on the Pillar Two framework with certain components of the minimum tax rules effective beginning in 2024 (fiscal year 2025 for the Company) and further rules becoming effective beginning in 2025 (fiscal year 2026 for the Company). These rules are not expected to materially impact the Company's Consolidated Financial Statements. The Company will continue to monitor U.S. and global legislative action related to Pillar Two for potential impacts.
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

The aggregate changes in the balances of gross unrecognized tax benefits, excluding accrued interest and penalties, during fiscal years 2025, 2024 and 2023 were as follows (currency in thousands):

For the year ended November 30:	2025	2024	2023
Gross unrecognized tax benefits at beginning of period	$16,797	$18,940	$20,695
Increases in tax positions for prior years and acquisitions	812	1,068	859
Decreases in tax positions for prior years	(632)	(1,219)	(3,093)
Increases in tax positions for current year	1,265	1,390	3,101
Expiration of statutes of limitation	(1,592)	(3,167)	(2,874)
Settlements	—	—	—
Changes due to translation of foreign currencies	427	(215)	252
Gross unrecognized tax benefits at end of period	$17,077	$16,797	$18,940
As of November 30, 2025, the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $17.1 million. Unrecognized tax benefits that have a reasonable possibility of significantly decreasing within the 12 months following November 30, 2025 would not have a material impact on the tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company’s accrued interest and penalties at November 30, 2025 would not have a material impact on the effective tax rate if reversed. The provision for income taxes for each of the fiscal years ended November 30, 2025, 2024 and 2023 includes interest expense on unrecognized income tax benefits for current and prior years which is not significant to the Company’s Consolidated Statement of Income. The change in the balance of accrued interest for fiscal 2025, 2024 and 2023, includes the current year end accrual, an interest benefit resulting from the expiration of statutes of limitation, and the translation adjustments on foreign currencies.
The Company conducts business primarily in the Americas, Europe and APJ, and as a result, one or more of its subsidiaries files income tax returns in the U.S. federal, various state, local and foreign tax jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. The Company is no longer subject to examinations by the Internal Revenue Service for years before fiscal 2021. The Company is no longer subject to foreign or state income tax audits for returns covering years through 2012, and fiscal year 2017, respectively.
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

TD SYNNEX CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended November 30, 2025, 2024 and 2023
(in thousands)
(Amounts may not add or compute due to rounding)

	Balances at Beginning of Fiscal Year	Charged to Revenue and Expense, net	Additions and Measurement Period Adjustments Related to Acquisitions	Deductions, Reclassifications and Write-offs	Balances at End of Fiscal Year
Fiscal Year Ended November 30, 2023
Allowance for sales returns-gross	$205,825	$21,342	$—	$(57,132)	$170,035
Allowance for deferred tax assets	102,891	(933)	—	(9,587)	92,371
Fiscal Year Ended November 30, 2024
Allowance for sales returns-gross	$170,035	$35,468	$—	$(29,543)	$175,960
Allowance for deferred tax assets	92,371	(15,701)	5,545	(1,575)	80,640
Fiscal Year Ended November 30, 2025
Allowance for sales returns-gross	$175,960	$15,197	$—	$(22,358)	$168,799
Allowance for deferred tax assets	80,640	(15,684)	—	2,757	67,713
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
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with management’s evaluation during our last quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
Trading Arrangements
During the three months ended November 30, 2025, none of the Company's directors or officers adopted, amended, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as those terms are defined in Regulation S-K, Item 408.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
Item 10.     Directors, Executive Officers and Corporate Governance
The information required by this item (with respect to Directors), as well as the information required by Item 407(c)(3), if applicable, and 407(d)(4) and (d)(5) of Regulation S-K is incorporated by reference from the information under the captions “Election of Directors” and “Corporate Governance -- Organization of the Board of Directors” contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2026 Annual Meeting of Stockholders to be held on March 25, 2026 (the “Proxy Statement”). Certain information also required by Item 401 of Regulation S-K concerning executive officers is set forth in Part I of this Report under the caption “Information About Our Executive Officers.”
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
With respect to Item 408(b) of Regulation S-K, the Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to the Company and its personnel, including officers, directors, all other co-workers of the Company and its subsidiaries, and other covered persons. The Company believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
Item 11.     Executive Compensation
The information required by this item is incorporated by reference from the information under the captions “Executive Compensation,” “Corporate Governance -- 2025 Directors’ Compensation Table,” “Corporate Governance -- Narrative to Directors’ Compensation Table,” and “Corporate Governance -- Compensation Committee Interlocks and Insider Participation,” contained in the Proxy Statement.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item with respect to security ownership of certain beneficial owners and management is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement.

Equity Compensation Plan Information
The following table sets forth certain information regarding our equity compensation plans as of November 30, 2025 (shares and per share amounts, as stated):

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)		Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders	231,185	(1)	$78.03	2,803,346	(2)(3)
Equity compensation plan not approved by security holders	—		—	—
Total	231,185	(1)	$78.03	2,803,346	(2)(3)
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
(3) Includes 554,866 shares available-for-sale pursuant to our 2024 Employee Stock Purchase Plan. See Note 4 - Share Based Compensation of the Notes to the Consolidated Financial Statements for further information regarding the 2024 Employee Stock Purchase Plan.
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

4.7
Sixth Supplemental Indenture, dated as of October 10, 2025, by and between TD SYNNEX Corporation and Citibank, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on October 10, 2025).

4.8
Seventh Supplemental Indenture, dated as of October 10, 2025, by and between TD SYNNEX Corporation and Citibank, N.A., as trustee (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on October 10, 2025).

4.9	Form of $700,000,000 1.750% Senior Notes due 2026 (included as Exhibit A to Exhibit 4.3) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 9, 2021).

4.10	Form of $600,000,000 2.375% Senior Notes due 2028 (included as Exhibit A to Exhibit 4.4) (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on August 9, 2021).

4.11	Form of $500,000,000 2.650% Senior Notes due 2031 (included as Exhibit A to Exhibit 4.5) (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on August 9, 2021).

4.12	Form of $600,000,000 6.100% Senior Notes due 2034 (included as Exhibit A to Exhibit 4.7) (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on April 12, 2024).

4.13	Form of 4.300% Senior Notes due 2029 (included as Exhibit A to Exhibit 4.8) (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on October 10, 2025).

4.14	Form of 5.300% Senior Notes due 2035 (included as Exhibit A to Exhibit 4.9) (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on October 10, 2025).

4.15
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

10.16#
Amendment to Offer Letter dated January 4, 2018, by and between SYNNEX Corporation and Dennis Polk (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 26, 2021).

10.17#
Amendment No. 2 to Offer Letter dated September 28, 2021, by and between TD SYNNEX and Dennis Polk (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 28, 2021).

10.18#	Offer Letter, dated as of April 1, 2013, by and between the Company and Marshall Witt (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2013).

10.19#
Manager’s Agreement Between TS Europe Executive BVBA and Mr. Patrick Zammit, dated as of February 1, 2017 (incorporated by reference to Exhibit 10-20 to Tech Data Corporation’s Form 10-K filed on March 25, 2020).

10.20#
Addendum to the Manager’s Agreement Between TS Europe Executive BVBA and Mr. Patrick Zammit, dated as of February 28, 2017 (incorporated by reference to Exhibit 10-21 to Tech Data Corporation’s Form 10-K filed on March 25, 2020).

10.21#	Form of Change of Control Severance Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.22#	Amendment to SYNNEX Corporation Change of Control Severance Plan (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).

10.23#
Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-108543)).

10.24
Credit Agreement dated as of April 16, 2021 among SYNNEX Corporation and named Initial Lenders and Citibank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2021).

10.25
Fifth Amended and Restated Receivables Funding and Administration Agreement, dated as of December 22, 2021, by and among SIT Funding Corporation, TD SYNNEX Corporation, the lenders party thereto and The Toronto-Dominion Bank, as agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2021).

10.26
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

10.27#	TD SYNNEX Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2022).

10.28#
Amendment No. 3 to Offer Letter dated January 4, 2023, by and between TD SYNNEX and Dennis Polk (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 10, 2023).

10.29#	Form of Notice of Stock Option Grant and Stock Option Agreement (U.S.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 19, 2022).

10.30#	Form of Notice of Stock Option Grant and Stock Option Agreement (non-U.S.) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 19, 2022).

10.31#	Form of Notice of Restricted Stock Award and Restricted Stock Agreement (U.S.) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 19, 2022).

10.32#	Form of Notice of Restricted Stock Award and Restricted Stock Agreement (non-U.S.) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 19, 2022).

10.33#
Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement (time-based) (U.S.) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 19, 2022).

10.34#
Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement (time-based) (non-U.S.) (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 19, 2022).

10.35#
Form of Notice of Performance-Based Restricted Stock Unit Award and Performance-Based Restricted Stock Unit Agreement (U.S.) (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on September 19, 2022).

10.36#
Form of Notice of Performance-Based Restricted Stock Unit Award and Performance-Based Restricted Stock Unit Agreement (non-U.S.) (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on September 19, 2022).

10.37
First Omnibus Amendment to the Fifth Amended and Restated Receivables Funding and Administration Agreement, dated as of August 22, 2022 by and among SIT Funding Corporation, TD SYNNEX Corporation, the lenders party thereto and The Toronto-Dominion Bank, as agent (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2022).

10.38+
Amendment No. 1, dated as of May 22, 2023 to the Credit Agreement, dated as of April 16, 2021 among TD SYNNEX Corporation and named Initial Lenders and Citibank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2023).

10.39
Second Amendment to Fifth Amended and Restated Receivables Funding and Administration Agreement, dated as of May 30, 2023 by and among SIT Funding Corporation, TD SYNNEX Corporation, the lenders party thereto and The Toronto-Dominion Bank, as agent (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2023).

10.40+
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

10.41#	Offer Letter dated November 28, 2023, by and between TD SYNNEX and Patrick Zammit (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 30, 2023).

10.42	TD SYNNEX Corporation 2016 Management Incentive Plan (incorporated by reference to Exhibit 10.52 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2023).

10.43+
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

10.44#	TD SYNNEX Corporation 2024 Employee Stock Purchase Plan (incorporated by reference to the Company’s 2024 Proxy Statement on Schedule 14A (File No. 001-31892) filed on February 5, 2024)

10.45+
Amended and Restated Credit Agreement, dated as of April 16, 2024, by and among TD SYNNEX Corporation, the lenders party thereto and Citibank, N.A., as agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 22, 2024).

10.46+
Credit Agreement, dated as of April 19, 2024, by and among TD SYNNEX Corporation, the lenders party thereto and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 22, 2024).

10.47#
Offer Letter dated June 19, 2024, by and between TD SYNNEX Corporation and Patrick Zammit (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 20, 2024).

10.48+
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

10.49+
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

10.50#
Amendment No. 4 to the TD SYNNEX Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.59 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2024).

10.51#
Form of Notice of Restricted Stock Award and Restricted Stock Agreement (U.S.) (Effective December 1, 2024) (incorporated by reference to Exhibit 10.60 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2024).

10.52#
Form of Notice of Restricted Stock Award and Restricted Stock Agreement (non-U.S.) (Effective December 1, 2024) (incorporated by reference to Exhibit 10.61 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2024).

10.53#
Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement (time-based) (U.S.) (Effective December 1, 2024) (incorporated by reference to Exhibit 10.62 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2024).

10.54#
Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement (time-based) (non-U.S.) (Effective December 1, 2024) (incorporated by reference to Exhibit 10.63 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2024).

10.55#
Form of Notice of Performance-Based Restricted Stock Unit Award and Performance-Based Restricted Stock Unit Agreement (U.S.) (Effective December 1, 2024) (incorporated by reference to Exhibit 10.64 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2024).

10.56#
Form of Notice of Performance-Based Restricted Stock Unit Award and Performance-Based Restricted Stock Unit Agreement (non-U.S.) (Effective December 1, 2024) (incorporated by reference to Exhibit 10.65 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2024).

10.57#
Amendment No. 5 to the TD SYNNEX Corporation 2020 Stock Incentive Plan. (incorporated by reference to Exhibit 10.65 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2024).

10.58+
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

10.59#	Employment Agreement dated December 1, 2023 by and between TD SYNNEX UK Acquisition Limited and Miriam Murphy.

10.60	Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of November 26, 2025, by and among TD SYNNEX Corporation, the lenders party thereto and Citibank, N.A., as agent.

10.61	Amendment No. 1 to the Credit Agreement, dated as of November 26, 2025, by and among TD SYNNEX Corporation, the lenders party thereto and Bank of America, N.A., as agent.

10.62+
Seventh Omnibus Amendment to the Fifth Amended and Restated Receivables Funding and Administration Agreement and the Third Amended and Restated Receivables Sale and Servicing Agreement, dated as of January 21, 2026 by and among SIT Funding LLC, TD SYNNEX Corporation, the originators party thereto, the lenders and managing agents party thereto and the Toronto-Dominion Bank, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 26, 2026).

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
________________
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

Date: January 27, 2026

TD SYNNEX CORPORATION

By:	/s/ Patrick Zammit
Patrick Zammit Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Patrick Zammit and David Jordan, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Patrick Zammit	Chief Executive Officer (Principal Executive Officer) and Director	January 27, 2026
Patrick Zammit

/s/ David Jordan	Chief Financial Officer (Principal Financial Officer)	January 27, 2026
David Jordan

/s/ John Henry	Chief Accounting Officer (Principal Accounting Officer)	January 27, 2026
John Henry

/s/ Ann F. Vezina	Chair of the Board	January 27, 2026
Ann F. Vezina

/s/ Kathleen M. Crusco	Director	January 27, 2026
Kathleen M. Crusco

/s/ Ting Herh	Director	January 27, 2026
Ting Herh

/s/ Richard T. Hume	Director	January 27, 2026
Richard T. Hume

/s/ Kenneth Lamneck	Director	January 27, 2026
Kenneth Lamneck

/s/ Nayaki Nayyar	Director	January 27, 2026
Nayaki Nayyar

/s/ Dennis Polk	Director	January 27, 2026
Dennis Polk

/s/ Claude J. Pumilia	Director	January 27, 2026
Claude J. Pumilia

/s/ Merline Saintil	Director	January 27, 2026
Merline Saintil