Form 10-Q
period 2026-02-28
TD SYNNEX CORP
filed 2026-04-02
CIK 1177394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 25, 2026
Common Stock, par value $0.001 per share	80,391,093

TD SYNNEX CORPORATION
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
TD SYNNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(currency and share amounts in thousands, except par value)
(unaudited)

	February 28, 2026	November 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,562,557	$2,435,389
Accounts receivable, net	11,936,790	11,707,581
Receivables from vendors, net	945,061	972,658
Inventories	10,980,995	9,504,340
Other current assets	683,821	669,470
Total current assets	26,109,224	25,289,438
Property and equipment, net	504,209	496,291
Goodwill	4,128,374	4,099,297
Intangible assets, net	3,735,545	3,774,952
Other assets, net	606,353	590,920
Total assets	$35,083,705	$34,250,898

LIABILITIES AND EQUITY
Current liabilities:
Borrowings, current	$1,128,634	$1,018,321
Accounts payable	18,055,340	17,624,254
Other accrued liabilities	2,257,021	2,318,265
Total current liabilities	21,440,995	20,960,840
Long-term borrowings	3,593,006	3,592,130
Other long-term liabilities	462,364	447,981
Deferred tax liabilities	804,604	799,518
Total liabilities	26,300,969	25,800,469
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 200,000 shares authorized, 99,012 shares issued as of both February 28, 2026 and November 30, 2025	99	99
Additional paid-in capital	7,446,803	7,431,231
Treasury stock, 19,200 and 18,912 shares as of February 28, 2026 and November 30, 2025, respectively	(2,095,613)	(2,038,528)
Accumulated other comprehensive loss	(293,786)	(379,433)
Retained earnings	3,725,233	3,437,060
Total stockholders' equity	8,782,736	8,450,429
Total liabilities and equity	$35,083,705	$34,250,898
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(currency and share amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	February 28, 2026	February 28, 2025
Revenue	$17,161,198	$14,531,707
Cost of revenue	(15,909,052)	(13,533,701)
Gross profit	1,252,146	998,006
Selling, general and administrative expenses	(762,786)	(693,547)
Operating income	489,360	304,459
Interest expense and finance charges, net	(86,534)	(87,880)
Other income (expense), net	19,582	(1,696)
Income before income taxes	422,408	214,883
Provision for income taxes	(95,493)	(47,346)
Net income	$326,915	$167,537
Earnings per common share:
Basic	$4.05	$1.98
Diluted	$4.04	$1.98
Weighted-average common shares outstanding:
Basic	79,955	83,615
Diluted	80,178	83,970
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(currency in thousands)
(unaudited)

	Three Months Ended
	February 28, 2026	February 28, 2025
Net income	$326,915	$167,537
Other comprehensive income (loss):
Unrealized losses on cash flow hedges during the period, net of tax benefit of $107 and $0 for the three months ended February 28, 2026 and 2025, respectively.	(509)	(7)
Reclassification of net losses (gains) on cash flow hedges to net income, net of tax benefit of ($146) and ($3) for the three months ended February 28, 2026 and 2025, respectively.	1,059	(356)
Net change in unrealized gains (losses) on cash flow hedges, net of taxes	550	(363)
Foreign currency translation adjustments and other, net of tax benefit (expense) of $3,649 and ($3,602) for the three months ended February 28, 2026 and 2025, respectively.	85,097	(41,125)
Other comprehensive income (loss)	85,647	(41,488)
Comprehensive income	$412,562	$126,049
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(currency in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	February 28, 2026	February 28, 2025
Total Stockholders' equity, beginning balance	$8,450,429	$8,035,434

Common stock and additional paid-in capital:
Beginning balance	7,431,330	7,437,787
Share-based compensation	23,645	21,861
Treasury stock reissued for employee benefit plans	(8,073)	(13,234)
Ending balance	7,446,902	7,446,414

Treasury stock:
Beginning balance	(2,038,528)	(1,513,017)
Repurchases of common stock for tax withholdings on equity awards	(3,576)	(4,250)
Reissuance of treasury stock for employee benefit plans	26,688	23,015
Repurchases of common stock	(80,197)	(101,260)
Ending balance	(2,095,613)	(1,595,512)

Retained earnings:
Beginning balance	3,437,060	2,755,781
Net income	326,915	167,537
Cash dividends declared	(38,742)	(37,220)
Ending balance	3,725,233	2,886,098

Accumulated other comprehensive loss:
Beginning balance	(379,433)	(645,117)
Other comprehensive income (loss)	85,647	(41,488)
Ending balance	(293,786)	(686,605)

Total stockholders' equity, ending balance	$8,782,736	$8,050,395

Cash dividends declared per share	$0.48	$0.44
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(currency in thousands)
(unaudited)

	Three Months Ended
	February 28, 2026	February 28, 2025
Cash flows from operating activities:
Net income	$326,915	$167,537
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	104,675	99,710
Share-based compensation	23,645	21,861
Gain on investments	(22,354)	—
Provision for doubtful accounts	6,833	6,366
Other	(435)	4,373
Changes in operating assets and liabilities, net of acquisition of businesses:
Accounts receivable, net	(136,327)	854,220
Receivables from vendors, net	36,723	(16,640)
Inventories	(1,417,512)	(102,861)
Accounts payable	284,497	(1,970,112)
Other operating assets and liabilities	(102,526)	187,549
Net cash used in operating activities	(895,866)	(747,997)
Cash flows from investing activities:
Purchases of property and equipment	(33,147)	(41,525)
Acquisition of businesses, net of cash acquired	(7,786)	(3,793)
Proceeds from sale of investments in equity securities	29,854	—
Other	(520)	786
Net cash used in investing activities	(11,599)	(44,532)
Cash flows from financing activities:
Dividends paid	(38,742)	(37,220)
Proceeds from reissuance of treasury stock	18,615	9,781
Repurchases of common stock	(79,742)	(100,510)
Repurchases of common stock for tax withholdings on equity awards	(3,576)	(4,250)
Net borrowings on revolving credit loans	113,430	421,422
Principal payments on long-term debt	(661)	(627)
Other	(1,737)	—
Net cash provided by financing activities	7,587	288,596
Effect of exchange rate changes on cash and cash equivalents	27,046	(13,582)
Net decrease in cash and cash equivalents	(872,832)	(517,515)
Cash and cash equivalents at beginning of period	2,435,389	1,059,378
Cash and cash equivalents at end of period	$1,562,557	$541,863
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 28, 2026 and 2025
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION:
TD SYNNEX Corporation (together with its subsidiaries, herein referred to as "TD SYNNEX" or the “Company”) is a leading global distributor, solutions aggregator, and original design and contract manufacturer that plays a central role in connecting the information technology ("IT") ecosystem. The Company is headquartered in Fremont, California and Clearwater, Florida and has operations in North and South America, Europe and Asia-Pacific and Japan ("APJ").
The Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries and variable interest entities if the Company is the primary beneficiary. All intercompany accounts and transactions have been eliminated. The Company operates on a fiscal year that ends on November 30.
The accompanying interim unaudited Consolidated Financial Statements as of February 28, 2026 and for the three months ended February 28, 2026 and 2025 have been prepared by the Company, without audit, in accordance with the rules and regulations of the United States ("U.S.") Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2025.
Interim results of operations are not necessarily indicative of financial results for a full year, and the Company makes no representations related thereto. Certain columns and rows may not add or compute due to the use of rounded numbers.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
For a discussion of the Company’s significant accounting policies, refer to the discussion in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2025.
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
Segment Reporting
During the first quarter of fiscal year 2026, the Company revised its reportable segments to align with how the Company’s Chief Operating Decision Maker (the "CODM") manages the business, assesses performance and allocates resources. This change had no impact on the Company’s consolidated results of operations or financial position. Prior period segment results have been recast to reflect the Company’s new reportable segments. See Note 11 - Segment Information for further discussion of the Company's operating and reportable segments and the related accounting policies.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 28, 2026 and 2025
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
Goodwill
The Company allocates goodwill to reporting units based on the reporting unit expected to benefit from the business combination, and when there is a change in the Company's reporting structure in a manner that changes the composition of one or more of its reporting units, goodwill is allocated to the reporting units using a relative fair value approach. The Company tests for impairment annually as of September 1, or more frequently if events or changes in circumstances indicate that it may be impaired. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. The factors that are considered in the qualitative analysis include macroeconomic conditions, industry and market considerations, cost factors such as increases in product cost, labor, or other costs that would have a negative effect on earnings and cash flows; and other relevant entity-specific events and information. The Company also has the option to bypass the qualitative assessment for any reporting unit in any period.
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
During the first quarter of fiscal year 2026, the Company revised its operating segments and reportable segments as detailed in Note 11 - Segment Information. The change in segment structure also resulted in a change to the Company’s reporting units, which align to the Company's operating segments. The Company allocated goodwill to its new reporting units on a relative fair value basis, assessed goodwill before and after the change in reporting units, and concluded that no goodwill impairment existed. See Note 6 - Balance Sheet Components for a summary of the impacts of this reallocation by reportable segment.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and cash equivalents, accounts receivable, receivables from vendors and derivative instruments.
The Company’s cash and cash equivalents and derivative instruments are transacted and maintained with financial institutions with high credit standing, and their compositions and maturities are regularly monitored by management. Through February 28, 2026, the Company has not experienced any material credit losses on such deposits and derivative instruments.
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

	Three Months Ended
	February 28, 2026	February 28, 2025
Apple, Inc.	12%	13%
HP Inc.	10%	10%

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 28, 2026 and 2025
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
No single customer accounted for more than 10% of the Company's total revenue during the three months ended February 28, 2026. One customer accounted for 10% of the Company's total revenue during the three months ended February 28, 2025. As of February 28, 2026 and November 30, 2025, no single customer comprised more than 10% of the consolidated accounts receivable balance.
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

The Company has uncommitted accounts receivable purchase agreements with global financial institutions under which trade accounts receivable of certain customers and their affiliates may be acquired, without recourse, by the financial institutions. Available capacity under these programs is dependent on the level of the Company’s trade accounts receivable with these customers and the financial institutions’ willingness to purchase such receivables. In addition, certain of these programs also require that the Company continue to service, administer and collect the sold accounts receivable. As of February 28, 2026 and November 30, 2025, accounts receivable sold to and held by the financial institutions under these programs were $2.0 billion and $1.8 billion, respectively. Discount fees related to the sale of trade accounts receivable under these facilities are included in “Interest expense and finance charges, net” in the Consolidated Statements of Operations. Discount fees for these programs totaled $20.8 million and $12.0 million in the three months ended February 28, 2026 and 2025, respectively.
Seasonality
The Company's operating results are affected by the seasonality of the IT products industry. The Company has historically experienced slightly higher sales in the fourth fiscal quarter due to patterns in purchasing cycles of the Company's customers and end-users. These historical patterns may not be repeated in subsequent periods.
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
For the three months ended February 28, 2026 and 2025
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
The Company disaggregates its revenue by reportable segment. This disaggregation level appropriately depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Disaggregated revenue disclosure is presented in Note 11 – Segment Information.
Reclassifications
Certain reclassifications have been made to prior period amounts in the Consolidated Financial Statements to conform to the current period presentation, including revisions to our reportable segment disclosures (see Note 11 - Segment Information for further discussion). Except for the revisions to our reportable segment information, no other reclassifications had a material impact on previously reported amounts.
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued an accounting standards update, ASU 2023-09, which requires enhanced income tax disclosures. The enhanced disclosures required include disclosure of specific categories and disaggregation of information in the rate reconciliation table. ASU 2023-09 also requires disclosure of disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. The amendments in ASU 2023-09 will first be applied in the Company's Annual Report on Form 10-K for the fiscal year ending November 30, 2026. The amendments should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating the impact the new accounting standard will have on its income tax disclosures in the notes to the consolidated financial statements.
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
For the three months ended February 28, 2026 and 2025
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
NOTE 3—SHARE-BASED COMPENSATION:
Overview of Stock Incentive Plans
The Company recognizes share-based compensation expense for all share-based awards made to employees and outside directors, including employee stock options, restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance-based RSUs ("PSUs") and employee stock purchase rights, based on estimated fair values.
The following tables summarize the Company's share-based awards activity for stock incentive plans during the three months ended February 28, 2026.
A summary of the changes in the Company's stock options is set forth below:

(shares in thousands)	Stock options
Balances as of November 30, 2025	231
Exercised	(123)
Balances as of February 28, 2026	108

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 28, 2026 and 2025
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
A summary of the changes in the Company's non-vested RSAs and RSUs is presented below:

(shares in thousands)	RSAs and RSUs
Non-vested as of November 30, 2025	1,109
Granted	56
Vested	(55)
Attainment adjustments(1)	(2)
Cancelled	(19)
Non-vested as of February 28, 2026	1,089
__________________
(1) During the three months ended February 28, 2026, the attainment on PSUs vested was adjusted to reflect actual performance.
The Company recorded $23.6 million and $21.9 million of share-based compensation expense during the three months ended February 28, 2026 and 2025, respectively within "Selling, general and administrative expenses" in the Consolidated Statements of Operations for stock incentive plans.

NOTE 4—STOCKHOLDERS' EQUITY:
Share Repurchase Program
In March 2024, the Board of Directors authorized a $2.0 billion share repurchase program (the "share repurchase program") pursuant to which the Company may repurchase its outstanding common stock from time to time in the open market or through privately negotiated transactions, including pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The share repurchase program does not have an expiration date.
As of February 28, 2026, the Company had $1.1 billion available for future repurchases of its common stock under the share repurchase program.
The Company's treasury stock activity during the three months ended February 28, 2026, including common share repurchases, is summarized as follows:

(shares in thousands, except per share amounts)	Shares	Weighted-average price per share
Treasury stock balance as of November 30, 2025	18,912	$107.79
Shares of treasury stock repurchased under share repurchase program (1)	512	155.77
Shares of treasury stock repurchased for tax withholdings on equity awards	23	157.60
Shares of treasury stock reissued for employee benefit plans	(247)	108.09
Treasury stock balance as of February 28, 2026	19,200	$109.15
_________________________
(1) Weighted-average price per share excludes broker's commissions and excise taxes. "Repurchases of common stock" in the Consolidated Statements of Cash Flows for the three months ended February 28, 2026 and 2025 excludes amounts related to excise tax that when accrued are included in "Other current liabilities" and "Treasury stock" on the Consolidated Balance Sheets. Excise taxes paid are classified as operating activities in the Consolidated Statements of Cash Flows.
Dividends
On March 31, 2026, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.48 per common share payable on April 29, 2026 to stockholders of record as of the close of business on April 15, 2026. Dividends are subject to continued capital availability and the declaration by the Board of Directors in the best interest of the Company’s stockholders.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 28, 2026 and 2025
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
NOTE 5—EARNINGS PER COMMON SHARE:
The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended
	February 28, 2026	February 28, 2025

	(currency and share amounts in thousands, except per share amounts)
Basic earnings per common share:
Net income attributable to common stockholders(1)	$323,927	$165,963
Weighted-average number of common shares - basic	79,955	83,615
Basic earnings per common share	$4.05	$1.98

Diluted earnings per common share:
Net income attributable to common stockholders(1)	$323,934	$165,969

Weighted-average number of common shares - basic	79,955	83,615
Effect of dilutive securities:
Stock options, RSUs and PSUs	223	355
Weighted-average number of common shares - diluted	80,178	83,970

Diluted earnings per common share	$4.04	$1.98

Anti-dilutive shares excluded from diluted earnings per share calculation(2)	—	—
_________________________
(1) Diluted EPS is calculated using the two-class method. Unvested RSAs granted to employees are considered participating securities. For purposes of calculating Diluted EPS, net income allocated to participating securities was approximately 0.9% of net income for all periods presented.
(2) There were no antidilutive securities in either period presented.
NOTE 6—BALANCE SHEET COMPONENTS:
Accounts receivable, net:
The following table summarizes accounts receivable, net:

	As of
	February 28, 2026	November 30, 2025

	(currency in thousands)
Accounts receivable	$12,038,347	$11,813,741
Less: Allowance for doubtful accounts	(101,557)	(106,160)
Accounts receivable, net	$11,936,790	$11,707,581

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 28, 2026 and 2025
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
Allowance for doubtful trade receivables:
The following table summarizes the changes to the allowance for doubtful trade receivables (currency in thousands):

Balance as of November 30, 2025	$106,160
Additions	6,833
Write-offs, recoveries, reclassifications and foreign exchange translation	(11,436)
Balance as of February 28, 2026	$101,557
Goodwill:
The Company's goodwill balance as of November 30, 2025 has been recast to align with its new reportable segments. See Note 11 - Segment Information for further discussion of the change in reportable segments. The following table summarizes changes in the carrying amount of goodwill:

	Americas distribution	Europe distribution	APJ distribution	Hyve Solutions	Total
	(currency in thousands)
Balance, as of November 30, 2025	$1,809,320	$1,104,085	$39,754	$1,146,138	$4,099,297
Additions from acquisitions	—	2,838	—	—	2,838
Foreign exchange translation	4,066	21,571	602	—	26,239
Balance, as of February 28, 2026	$1,813,386	$1,128,494	$40,356	$1,146,138	$4,128,374
Accumulated other comprehensive loss:
The components of accumulated other comprehensive loss (“AOCI”), net of taxes, were as follows:

	Unrealized (losses) gains on cash flow hedges, net of taxes	Foreign currency translation adjustment and other, net of taxes	Total
	(currency in thousands)
Balance as of November 30, 2025	$(373)	$(379,060)	$(379,433)
Other comprehensive (loss) income before reclassification	(509)	85,097	84,588
Reclassification of losses from accumulated other comprehensive loss	1,059	—	1,059
Balance as of February 28, 2026	$177	$(293,963)	$(293,786)
Refer to Note 7 - Derivative Instruments for the location of gains and losses reclassified from AOCI to the Consolidated Statements of Operations.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 28, 2026 and 2025
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
For the three months ended February 28, 2026 and 2025
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
Fair Values of Derivative Instruments in the Consolidated Balance Sheets
The fair values of the Company’s derivative instruments are disclosed in Note 8 – Fair Value Measurements and summarized in the table below:

	Value as of
Balance Sheet Line Item (currency in thousands)	February 28, 2026	November 30, 2025
Derivative instruments not designated as hedging instruments:
Forward foreign currency exchange contracts (notional value)	$3,126,754	$2,697,479
Other current assets	9,377	7,386
Other accrued liabilities	9,729	7,026
Derivative instruments designated as cash flow hedges:
Forward foreign currency exchange contracts (notional value)	$194,155	$120,073
Other current assets	984	96
Other current liabilities	418	107
Derivative instruments designated as net investment hedges:
Forward foreign currency exchange contracts (notional value)	$666,728	$673,644
Other accrued liabilities	31,252	27,462
Other long-term liabilities	19,554	14,822
Foreign currency exchange collar contracts (notional value)	$300,000	$300,000
Other long-term liabilities	6,280	3,500
Volume of Activity
The notional amounts of forward foreign currency exchange contracts represent the gross amounts of foreign currency, including, principally, the Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese yuan, Colombian peso, Costa Rican colón, Czech koruna, Danish krone, Euro, Hong Kong dollar, Indian rupee, Indonesian rupiah, Japanese yen, Mexican peso, Norwegian krone, Polish zloty, Romanian leu, Singapore dollar, South Korean won, Swedish krona, Swiss franc, Turkish lira and Vietnamese dong that will be bought or sold at maturity. The notional amounts of foreign currency exchange collar contracts represent the amounts of put and call options to sell or purchase Euros at a predetermined strike price. The notional amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of the Company’s exposure to credit or market loss. The Company’s exposure to credit loss and market risk will vary over time as currency and interest rates change.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 28, 2026 and 2025
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

		Three Months Ended
	Location of Gains (Losses) in Income	February 28, 2026	February 28, 2025

		(currency in thousands)
Derivative instruments not designated as hedging instruments:
(Losses) gains recognized from forward foreign currency exchange contracts⁽¹⁾	Cost of revenue	$(20,258)	$14,997
Losses recognized from forward foreign currency exchange contracts, net⁽¹⁾	Other income (expense), net	(3,165)	(2,487)
Total		$(23,423)	$12,510

Derivative instruments designated as cash flow hedges:
Losses recognized in OCI on forward foreign currency exchange contracts		$(616)	$(7)
Losses on forward foreign currency exchange contracts reclassified from AOCI into income	Revenue	$(1,113)	$—
(Losses) gains on forward foreign currency exchange contracts reclassified from AOCI into income	Cost of revenue	$(142)	$408
Gains (losses) on forward foreign currency exchange contracts reclassified from AOCI into income	Selling, general and administrative expenses	$49	$(55)

Derivative instruments designated as net investment hedges:
(Losses) gains recognized in OCI on forward foreign currency exchange contracts		$(11,582)	$12,224
Gains recognized in income (amount excluded from effectiveness testing)	Interest expense and finance charges, net	$2,464	$2,523
(Losses) gains recognized in OCI on foreign currency exchange collar contracts		$(2,780)	$1,901
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
For the three months ended February 28, 2026 and 2025
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
The following table summarizes the valuation of the Company’s financial instruments that are measured at fair value on a recurring basis:

	As of February 28, 2026				As of November 30, 2025
		Fair value measurement category				Fair value measurement category
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(currency in thousands)
Assets:
Forward foreign currency exchange contracts not designated as hedges	$9,377	$—	$9,377	$—	$7,386	$—	$7,386	$—
Forward foreign currency exchange contracts designated as cash flow hedges	984	—	984	—	96	—	96	—
Liabilities:
Forward foreign currency exchange contracts not designated as hedges	$9,729	$—	$9,729	$—	$7,026	$—	$7,026	$—
Forward foreign currency exchange contracts designated as net investment hedges	50,806	—	50,806	—	42,285	—	42,285	—
Forward foreign currency exchange contracts designated as cash flow hedges	418	—	418	—	107	—	107	—
Foreign currency exchange collar contracts designated as net investment hedges	6,280	—	6,280	—	3,500	—	3,500	—
The fair values of forward exchange contracts are measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. The fair values of foreign currency exchange collar contracts are measured using the cash flows of the contracts, discount rates to account for the passage of time, implied volatility and current foreign exchange market data, which are all based on inputs readily available in public markets. The effect of nonperformance risk on the fair value of derivative instruments was not material as of February 28, 2026 and November 30, 2025.
The carrying values of accounts receivable, accounts payable and short-term debt approximate fair value due to their short maturities and interest rates which are variable in nature. The carrying value of the Company’s term loans approximate their fair value since they bear interest rates that are similar to existing market rates. The estimated fair value of the Senior Notes (as defined in Note 9 - Borrowings) was approximately $3.5 billion as of both February 28, 2026 and November 30, 2025, based on Level 1 fair value measurement inputs as defined above.
During the three months ended February 28, 2026, there were no transfers between the fair value measurement category levels.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 28, 2026 and 2025
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
NOTE 9—BORROWINGS:
Borrowings consist of the following:

	As of
	February 28, 2026	November 30, 2025
	(currency in thousands)
TD SYNNEX 1.750% Senior Notes due August 9, 2026 (1) (2)	$700,000	$700,000
Other short-term borrowings	429,221	319,260
Short-term borrowings before debt discount and issuance costs	$1,129,221	$1,019,260
Less: current portion of unamortized debt discount and issuance costs	(587)	(939)
Borrowings, current	$1,128,634	$1,018,321

TD SYNNEX 2.375% Senior Notes due August 9, 2028 (1) (2)	$600,000	$600,000
TD SYNNEX 4.300% Senior Notes due January 17, 2029 (2)	550,000	550,000
TD SYNNEX 2.650% Senior Notes due August 9, 2031 (1) (2)	500,000	500,000
TD SYNNEX 6.100% Senior Notes due April 12, 2034 (2)	600,000	600,000
TD SYNNEX 5.300% Senior Notes due October 10, 2035 (2)	600,000	600,000
Total TD SYNNEX Senior Notes in long-term debt	$2,850,000	$2,850,000
2024 Term Loan	750,000	750,000
Other credit agreements and long-term debt	14,562	14,562
Long-term borrowings, before unamortized debt discount and issuance costs	$3,614,562	$3,614,562
Less: unamortized debt discount and issuance costs	(21,556)	(22,432)
Long-term borrowings	$3,593,006	$3,592,130
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
For the three months ended February 28, 2026 and 2025
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
Under the terms of the U.S. AR Arrangement, the Company and certain of its U.S. subsidiaries sell, on a revolving basis, their receivables to a wholly-owned, bankruptcy-remote subsidiary. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled approximately $3.4 billion and $3.2 billion as of February 28, 2026 and November 30, 2025, respectively. The borrowings are funded by pledging all of the rights, title and interest in the receivables acquired by the Company's bankruptcy-remote subsidiary as security. Any amounts borrowed under the U.S. AR Arrangement are recorded as debt on the Company's Consolidated Balance Sheets. There were no amounts outstanding under the U.S. AR Arrangement at February 28, 2026 or November 30, 2025.
TD SYNNEX Credit Agreement
The Company is party to an amended and restated credit agreement, dated as of April 16, 2024 (as amended, the “TD SYNNEX Credit Agreement”) with the lenders party thereto and Citibank, N.A., as agent, pursuant to which the Company received commitments for the extension of a senior unsecured revolving credit facility (the “TD SYNNEX Revolving Credit Facility”) not to exceed an aggregate principal amount of $3.5 billion, which may, at the request of the Company but subject to the lenders’ discretion, potentially be increased by up to an aggregate amount of $500.0 million. The borrowers under the TD SYNNEX Credit Agreement are TD SYNNEX Corporation and certain subsidiaries of the Company. There were no amounts outstanding under the TD SYNNEX Revolving Credit Facility at February 28, 2026 or November 30, 2025. Borrowings under the TD SYNNEX Revolving Credit Facility bear interest at a per annum rate equal to the applicable SOFR rate, plus a credit spread adjustment, plus the applicable margin, as well as a commitment fee as referenced in the table below:

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
Loans borrowed under the 2024 Term Loan Credit Agreement bear interest at a per annum rate equal to the applicable SOFR rate, plus credit spread adjustment, plus the applicable margin within a range based on the Company’s Public Debt Rating (as defined in the 2024 Term Loan Credit Agreement). Key terms for the 2024 Term Loan Credit Agreement are as follows:

Maturity Date	Credit Spread Adjustment	Margin	Effective Interest Rate as of February 28, 2026	Effective Interest Rate as of November 30, 2025
September 1, 2027	0.10%	1.000% - 1.625%	5.02%	5.27%
TD SYNNEX Senior Notes
The Company has previously issued multiple series of senior unsecured notes (collectively, the "Senior Notes"), of which $700.0 million in aggregate principal is due in 2026 and the remaining $2.9 billion of aggregate principal matures at various dates from 2028 through 2035, as shown in the table above.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 28, 2026 and 2025
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
Other Short-Term Borrowings
The Company has various other committed and uncommitted lines of credit with financial institutions, short-term loans, term loans, credit facilities, and book overdraft facilities, totaling approximately $831.3 million in borrowing capacity as of February 28, 2026. Most of these facilities are provided on a short-term basis and are reviewed periodically for renewal. Interest rates and other terms of borrowing under these lines of credit vary by country, depending on local market conditions. There was $429.2 million outstanding on these facilities at February 28, 2026, at a weighted average interest rate of 5.98%, and there was $319.3 million outstanding at November 30, 2025, at a weighted average interest rate of 5.72%. Borrowings under these lines of credit facilities are guaranteed by the Company or secured by eligible accounts receivable.
At February 28, 2026, the Company was also contingently liable for reimbursement obligations with respect to issued standby letters of credit in the aggregate outstanding amount of $58.5 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.
The maximum commitment amounts for local currency credit facilities have been translated into U.S. dollars at February 28, 2026 exchange rates.
Covenant Compliance
The Company's credit facilities have a number of covenants and restrictions that require the Company to maintain specified financial ratios, including a maximum debt to EBITDA ratio and a minimum interest coverage ratio, in each case tested on the last day of each fiscal quarter. The covenants also limit the Company’s ability to incur additional debt, create liens, enter into agreements with affiliates, modify the nature of the Company’s business, and merge or consolidate. As of February 28, 2026, the Company was in compliance with all material financial covenants for the above arrangements.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 28, 2026 and 2025
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
NOTE 10 – SUPPLIER FINANCE PROGRAMS:
The Company has certain arrangements with third-party financial institutions ("Supplier Finance Programs"), which facilitate the participating vendors’ ability to sell their accounts receivable from the Company to the third-party financial institutions, at the sole discretion of these vendors. The Company is not party to the agreements between the vendor and the third-party financial institution. As part of these arrangements, the Company generally receives more favorable payment terms from its vendors. The Company’s rights and obligations to its vendors, including amounts due, are generally not impacted by Supplier Finance Programs. However, the Company agrees to make all payments to the third-party financial institutions, and the Company’s right to offset balances due from vendors against payment obligations is restricted by the agreements for those payment obligations that have been sold by the respective vendors. The Company generally does not incur any fees under Supplier Finance Programs; however, the Company did recognize an immaterial amount of fees during the three months ended February 28, 2026 and 2025 within "Cost of revenue" in the Company's Consolidated Statements of Operations related to an arrangement with a certain vendor. As of February 28, 2026 and November 30, 2025, the Company had $3.4 billion and $3.7 billion, respectively, in obligations outstanding under these programs included in “Accounts payable” in the Company’s Consolidated Balance Sheets and all activity related to the obligations is presented within operating activities in the Consolidated Statements of Cash Flows.
NOTE 11—SEGMENT INFORMATION:
Operating segments are components of the Company that engage in business activity that earn revenue and incur expenses and (a) whose operating results are regularly reviewed by the CODM to make decisions about resource allocation and performance and (b) for which discrete financial information is available. The Company’s Chief Executive Officer, who is also the CODM, primarily uses operating income to review segment performance by analyzing and comparing year-over-year and forecast-to-actual segment-level operational performance and to make strategic decisions concerning resource allocation across the operating segments.
During the first quarter of fiscal year 2026, the Company revised its reportable segments to align with how the CODM manages the business, assesses performance and allocates resources. The Company now operates in five operating segments and four reportable segments, comprised of three reportable segments related to its global distribution business organized within three geographic regions known as the Americas, Europe and APJ. The Company’s fourth reportable segment is Hyve Solutions, which operates globally. The Americas distribution reportable segment represents an aggregation of the North America distribution and Latin America distribution operating segments based on similarities in economic and operating characteristics as well as the consideration of quantitative threshold requirements. This change had no impact on the Company’s consolidated results of operations or financial position. Prior period segment results have been recast to reflect the Company’s new reportable segments.
Across each geographic region, the Company's distribution businesses bring together a broad portfolio of IT hardware, software and systems, providing access to products across the global IT ecosystem. The Company's Hyve Solutions business partners with technology companies to design, manufacture, and deliver traditional and accelerated compute, cloud, and connected infrastructure worldwide.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 28, 2026 and 2025
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
Summarized financial information related to the Company’s reportable business segments for the periods presented is shown below. Segment information for total assets and capital expenditures is not presented given that such information is not used in measuring segment performance or allocating resources between segments.

	Americas distribution	Europe distribution	APJ distribution	Hyve Solutions	Consolidated

	(currency in thousands)
Three Months ended February 28, 2026
Revenue	$7,773,442	$6,237,172	$999,588	$2,150,996	$17,161,198
Less(1):
Cost of revenue(1)	(7,185,432)	(5,827,365)	(917,751)	(1,978,504)	(15,909,052)
Gross profit	$588,010	$409,807	$81,837	$172,492	$1,252,146
Less(1):
Payroll and payroll related expenses(2)	$(241,365)	$(200,014)	$(34,005)	$(7,946)	$(483,330)
Depreciation(3)	(14,344)	(8,232)	(1,271)	(701)	(24,548)
Amortization of intangibles	(41,192)	(33,535)	(976)	—	(75,703)
Acquisition, integration and restructuring costs	(2,071)	1,298	(111)	—	(884)
Share-based compensation expense	(11,716)	(7,116)	(1,361)	(3,452)	(23,645)
Other segment items(4)	(81,181)	(54,303)	(14,273)	(4,919)	(154,676)
Operating income	$196,141	$107,905	$29,840	$155,474	$489,360
Reconciliation to consolidated income before tax
Interest expense and finance charges, net					(86,534)
Other income, net					19,582
Income before income taxes					$422,408

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended February 28, 2026 and 2025
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)

	Americas distribution	Europe distribution	APJ distribution	Hyve Solutions	Consolidated

	(currency in thousands)
Three Months ended February 28, 2025
Revenue	$7,070,532	$4,958,256	$770,362	$1,732,557	$14,531,707
Less(1):
Cost of revenue(1)	(6,568,794)	(4,631,741)	(713,427)	(1,619,739)	(13,533,701)
Gross profit	$501,738	$326,515	$56,935	$112,818	$998,006
Less(1):
Payroll and payroll related expenses(2)	$(228,155)	$(161,156)	$(30,841)	$(12,012)	$(432,164)
Depreciation(3)	(14,250)	(7,958)	(1,258)	(584)	(24,050)
Amortization of intangibles	(40,417)	(30,189)	(801)	—	(71,407)
Acquisition, integration and restructuring costs	(324)	(626)	(112)	—	(1,062)
Share-based compensation expense	(11,820)	(6,812)	(1,330)	(1,899)	(21,861)
Other segment items(4)	(74,661)	(51,854)	(12,022)	(4,466)	(143,003)
Operating income	$132,111	$67,920	$10,571	$93,857	$304,459
Reconciliation to consolidated income before tax
Interest expense and finance charges, net					(87,880)
Other expense, net					(1,696)
Income before income taxes					$214,883

(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown.
(2) Represents payroll costs for each reportable segment that are recorded within selling, general and administrative expenses.
(3) Represents depreciation recorded within selling, general and administrative expenses. Excludes $4.4 million and $4.3 million of depreciation recorded within cost of revenue in the three months ended February 28, 2026 and 2025, respectively.
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
For the three months ended February 28, 2026 and 2025
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
NOTE 12—COMMITMENTS AND CONTINGENCIES:
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

When used in this Quarterly Report on Form 10-Q, or this “Report”, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “allows,” “can,” “may,” “could,” “designed,” “will,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements about our business model and our services, our business and market strategy, future growth, demand, our infrastructure, our investment in our information technology ("IT") systems, our employee hiring and retention, our revenue, sources of revenue, our gross margins, our operating costs and results, timing of payment, the value of our inventory, our competition, our future needs and sources for additional financing, contract terms, relationships with our suppliers, adequacy of our facilities, our legal proceedings, our operations, foreign currency exchange rates and hedging activities, our strategic acquisitions, seasonality of sales, adequacy of our cash resources, our debt and financing arrangements and repayment expectations related thereto, including our supplier finance programs, the impact of any change to our credit rating, interest rate risk and impact thereof, cash held by our international subsidiaries and repatriation, changes in fair value of derivative instruments, our tax liabilities, adequacy of our disclosure controls and procedures, cybersecurity and cyberattacks, impact of our pricing policies, impact of economic and industry trends, changes to the markets in which we compete, impact of new reporting rules and accounting policies, our estimates and assumptions, impact of inventory repurchase obligations and commitments and contingencies, our effective tax rates, impact of any impairment of our goodwill and intangible assets, and our share repurchase and dividend program. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed herein and others, including risks related to the buying patterns of our customers, concentration of sales to large customers, the loss or consolidation of one or more of our significant original equipment manufacturer ("OEM") suppliers or customers, market acceptance of the products we assemble and distribute, competitive conditions in our industry and their impact on our margins, pricing and other terms with our OEM suppliers, our ability to retain key personnel, our ability to gain market share, variations in supplier-sponsored programs, changes in our costs and operating expenses, increased inflation, uncertainty over global trade policies and the impacts of related tariffs, geopolitical instability and armed conflicts in the Middle East and other regions, dependence upon and trends in capital spending budgets in the IT industry, fluctuations in general economic conditions, changes in tax laws, risks associated with our international operations, any incidents of theft, uncertainties and variability in demand by our reseller and integration customers, credit exposure to our reseller customers and negative trends in their businesses, supply shortages or delays, any termination or reduction in our supplier finance programs; changes in value of foreign currencies and interest rates and other risk factors contained in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended November 30, 2025. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, unless otherwise required by law.

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
Overview
We are a Fortune 100 corporation and a leading global distributor, solutions aggregator, and original design and contract manufacturer that plays a central role in connecting the technology ecosystem, helping partners maximize the value of technology investments and achieve measurable business outcomes.

Digital transformation and the migration to cloud computing has reshaped our industry, enabling businesses and consumers to evaluate, procure, acquire, and consume technology products and services in a variety of ways. Hybrid models of IT consumption, supporting both physical and virtual delivery methods are emerging, as hardware and software-based solutions become increasingly combined. As a result, customers are seeking greater integration of products, services and solutions that tie technologies together. Therefore, we believe it is important to provide a broad, end-to-end portfolio, with deep capabilities across the computing continuum to help customers manage the increasingly complex IT ecosystem and deliver the solutions and business outcomes the market desires. Our vision for the future is to be the vital solutions aggregator and orchestrator that connects the IT ecosystem.
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
•Diversify our offerings within our end-to-end portfolio of products, services and solutions, including providing design, manufacturing and supply chain services to hyperscale computing customers.
•Expand and attach our service capabilities to meet our customers' evolving needs, also enabling us to engage earlier in the customer lifecycle, support more complex deployments, drive renewals and deepen our relationships with our customers.
We offer a comprehensive catalog of technology products from OEMs, such as personal computing devices, mobile phones and accessories, cloud, security, data analytics, artificial intelligence ("AI") and hyperscale computing infrastructure. This enables us to offer comprehensive solutions to our customers, including value-added resellers ("VARs"), independent software vendors, corporate resellers, government resellers, system integrators, direct marketers, retailers and managed service providers ("MSPs"). We combine our core strengths in distribution with demand generation, supply chain management and design and integration solutions to help our customers achieve greater efficiencies in time to market, cost minimization, real-time linkages in the supply chain and aftermarket product support. We also provide comprehensive IT solutions including hardware, software and services which provides a highly efficient route to market for both vendors and customers.
During the first quarter of fiscal year 2026, the Company revised its reportable segments to align with how the Company’s Chief Operating Decision Maker (the "CODM") manages the business, assesses performance and allocates resources. As a result, we now operate in four reportable segments comprised of three reportable segments related to our global distribution business organized within three geographic regions known as the Americas, Europe and Asia-Pacific and Japan ("APJ"). Our fourth reportable segment is Hyve Solutions, which operates globally. Across each geographic region, our distribution businesses bring together a broad portfolio of IT hardware, software and systems, providing access to products across the global IT ecosystem. Our Hyve Solutions business partners with technology companies to design, manufacture, and deliver traditional and accelerated compute, cloud, and connected infrastructure worldwide. Prior period segment results have been recast to reflect our new reportable segments.
We group our distribution businesses' offerings into two solutions portfolios, Endpoint Solutions and Advanced Solutions. Our Endpoint Solutions portfolio primarily includes personal computing devices and peripherals, mobile phones and accessories, printers and supplies. Our Advanced Solutions portfolio primarily includes data center technologies such as hybrid cloud, security, storage, networking, servers, software, and converged and hyper-converged infrastructure.
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

Economic and Industry Trends
We are highly dependent on the end-market demand for IT products, and on our partners’ strategic initiatives and business models. This end-market demand is influenced by many factors including the introduction of new IT products and software by OEM suppliers, replacement cycles for existing IT products, trends toward cloud computing and AI, overall economic growth and general business activity. A difficult and challenging economic environment, due to the continued persistence of inflation, elevated interest rates, market volatility and adverse effects on product demand connected to geopolitical developments including tariff uncertainty, or other factors may also lead to decline in the IT industry or increased price-based competition. Our Hyve Solutions business is highly dependent on the demand for cloud infrastructure, and the number of key customers and suppliers in the market. Our business includes operations in the Americas, Europe and APJ so we are affected by demand for our products in those regions, as well as the impact of fluctuations in foreign currency exchange rates compared to the United States ("U.S.") dollar.
Acquisitions
We continually seek to augment organic growth in our business with strategic acquisitions of businesses and assets that complement and expand our existing capabilities. We also divest businesses that we deem no longer strategic to our ongoing operations. We seek to acquire new OEM relationships, enhance our supply chain and integration capabilities, increase the services we provide to our customers and OEM suppliers, and expand our geographic footprint.
Results of Operations
The following table sets forth, for the indicated periods, data as percentages of total revenue:

	Three Months Ended
Consolidated Statements of Operations Data:	February 28, 2026	February 28, 2025
Revenue	100.00%	100.00%
Cost of revenue	(92.70)%	(93.13)%
Gross profit	7.30%	6.87%
Selling, general and administrative expenses	(4.45)%	(4.77)%
Operating income	2.85%	2.10%
Interest expense and finance charges, net	(0.50)%	(0.60)%
Other income (expense), net	0.11%	(0.02)%
Income before income taxes	2.46%	1.48%
Provision for income taxes	(0.56)%	(0.33)%
Net income	1.90%	1.15%
Certain Non-GAAP Financial Information
In addition to disclosing financial results that are determined in accordance with GAAP, we also disclose certain non-GAAP financial information, including:
•Revenue in constant currency, which is revenue adjusted for the translation effect of foreign currencies so that certain financial results can be viewed without the impact of fluctuations in foreign currency exchange rates, thereby facilitating period-to-period comparisons of our business performance. Revenue in constant currency is calculated by translating the revenue for the three months ended February 28, 2026 in the billing currency using the comparable prior period currency conversion rate. Generally, when the dollar either strengthens or weakens against other currencies, the growth at constant currency rates will be higher or lower than growth reported at actual exchange rates.
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
•Non-GAAP net income, which is net income, adjusted to exclude acquisition, integration and restructuring costs, amortization of intangible assets, share-based compensation expense, a realized gain upon sale of certain equity securities ("gain on investments") and income taxes related to the aforementioned items.
•Non-GAAP diluted earnings per common share (“EPS”), which is diluted EPS excluding the per share impact of acquisition, integration and restructuring costs, amortization of intangible assets, share-based compensation expense, gain on investments and income taxes related to the aforementioned items.
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
Gain on investments includes a benefit recorded in other income (expense), net during the first quarter of fiscal 2026 resulting from a realized gain upon sale of certain equity securities.
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

Three Months Ended February 28, 2026 and 2025:
Revenue
The following table summarizes our revenue and change in revenue by reportable segment for the three months ended February 28, 2026 and 2025:

	Three Months Ended
	February 28, 2026	February 28, 2025	Percent Change

Revenue in constant currency	(in thousands)
Consolidated
Revenue	$17,161,198	$14,531,707	18.1%
Impact of changes in foreign currencies	(708,566)	—
Revenue in constant currency	$16,452,632	$14,531,707	13.2%

Americas distribution
Revenue	$7,773,442	$7,070,532	9.9%
Impact of changes in foreign currencies	(44,918)	—
Revenue in constant currency	$7,728,524	$7,070,532	9.3%

Europe distribution
Revenue	$6,237,172	$4,958,256	25.8%
Impact of changes in foreign currencies	(671,509)	—
Revenue in constant currency	$5,565,663	$4,958,256	12.3%

APJ distribution
Revenue	$999,588	$770,362	29.8%
Impact of changes in foreign currencies	7,861	—
Revenue in constant currency	$1,007,449	$770,362	30.8%

Hyve Solutions
Revenue	$2,150,996	$1,732,557	24.2%
Impact of changes in foreign currencies	—	—
Revenue in constant currency	$2,150,996	$1,732,557	24.2%
Three Months Ended February 28, 2026 versus February 28, 2025
Consolidated
Revenue and revenue in constant currency increased by $2.6 billion and $1.9 billion, respectively. The increases are driven by growth in both our Advanced Solutions and Endpoint Solutions distribution portfolios as well as growth in Hyve Solutions, partially offset by a greater percentage of our sales being presented on a net basis due to the mix of products sold, which negatively impacted our revenue growth compared to the prior period by approximately 6%. The impact of changes in foreign currencies is primarily due to the strengthening of the euro against the U.S. dollar.
Americas distribution
Revenue and revenue in constant currency increased by $702.9 million and $658.0 million, respectively. The increases are driven by growth in both our Advanced Solutions and Endpoint Solutions portfolios in the region, partially offset by a greater percentage of our sales being presented on a net basis due to the mix of products sold, which negatively impacted our revenue growth compared to the prior period by approximately 1%. The impact of changes in foreign currencies is primarily due to the strengthening of the Canadian dollar against the U.S. dollar.

Europe distribution
Revenue and revenue in constant currency increased by $1.3 billion and $607.4 million, respectively. The increases are driven by growth in both our Advanced Solutions and Endpoint Solutions portfolios in the region, along with a greater percentage of our sales being presented on a gross basis due to the mix of products sold, which positively impacted our revenue growth compared to the prior period by approximately 1%. The impact of changes in foreign currencies is primarily due to the strengthening of the euro against the U.S. dollar.
APJ distribution
Revenue and revenue in constant currency increased by $229.2 million and $237.1 million, respectively. The increases are driven by growth in both our Endpoint Solutions and Advanced Solutions portfolios in the region, partially offset by a greater percentage of our sales being presented on a net basis due to the mix of products sold, which negatively impacted our revenue growth compared to the prior period by approximately 1%. The impact of changes in foreign currencies is primarily due to the weakening of the Indian rupee against the U.S. dollar.
Hyve Solutions
Revenue and revenue in constant currency both increased by $418.4 million. The increases are driven by growth in manufacturing and assembly sales as well as supply chain services, partially offset by a greater percentage of our sales being presented on a net basis due to a higher mix of sales under arrangements which operate under a customer-owned procurement model, which negatively impacted our revenue growth compared to the prior period by approximately 71%.
Gross Profit

	Three Months Ended
	February 28, 2026	February 28, 2025	Percent Change

Gross profit & gross margin - Consolidated	(in thousands)
Revenue	$17,161,198	$14,531,707	18.1%

Gross profit	$1,252,146	$998,006	25.5%

Gross margin	7.30%	6.87%
Our gross margin is affected by a variety of factors, including competition, selling prices, mix of products, the percentage of revenue that is presented on a net basis, product costs along with rebate and discount programs from our suppliers, reserves or settlement adjustments, freight costs, inventory losses and fluctuations in revenue.
Three Months Ended February 28, 2026 versus February 28, 2025
•Gross profit increased primarily due to the increase in revenue due to growth in our Advanced Solutions and Endpoint Solutions distribution portfolios and in Hyve Solutions, along with the increase in gross margin. The impact of changes in foreign currencies had a favorable impact on gross profit of approximately $47 million.
•Gross margin increased primarily due to the presentation of additional revenues on a net basis due to the mix of products sold, which positively impacted our gross margin by approximately 37 basis points, as well as margin expansion in our Advanced Solutions and Endpoint Solutions distribution portfolios.

Selling, General and Administrative ("SG&A") Expenses

	Three Months Ended
	February 28, 2026	February 28, 2025	Percent Change

	(in thousands)
Gross profit	$1,252,146	$998,006	25.5%

Selling, general and administrative expenses	$762,786	$693,547	10.0%
Acquisition, integration and restructuring costs	(884)	(1,062)
Amortization of intangibles	(75,703)	(71,407)
Share-based compensation	(23,645)	(21,861)
Adjusted selling, general and administrative expenses	$662,554	$599,217	10.6%

Selling, general and administrative expenses as a percent of gross profit	60.9%	69.5%
Adjusted selling, general and administrative expenses as a percent of gross profit	52.9%	60.0%
Our SG&A expenses consist primarily of personnel costs such as salaries, commissions, bonuses, share-based compensation and temporary personnel costs. SG&Aexpenses also include amortization of our intangible assets, cost of warehouses, delivery centers and other non-integration facilities, depreciation on certain of our capital equipment, IT expenses, credit costs including bad debt expense, legal and professional fees, travel and entertainment, and non-income taxes.
Three Months Ended February 28, 2026 versus February 28, 2025
•SG&A expenses and adjusted SG&A expenses increased primarily due to higher personnel costs, along with the impact of changes in foreign currencies, which had an unfavorable impact of approximately $35 million.
•SG&A expenses as a percentage of gross profit and adjusted SG&A expenses as a percentage of gross profit decreased due to our increase in gross profit from growth in both our Advanced Solutions and Endpoint Solutions distribution portfolios as well as in Hyve Solutions, along with gross margin expansion in our Advanced Solutions and Endpoint Solutions distribution portfolios, partially offset by higher personnel costs.

Operating Income
The following tables provide an analysis of operating income and non-GAAP operating income on a consolidated and reportable segment basis as well as a reconciliation of operating income to non-GAAP operating income on a consolidated and reportable segment basis for the three months ended February 28, 2026 and 2025:

	Three Months Ended
	February 28, 2026	February 28, 2025	Percent Change

Operating income & operating margin - Consolidated	(in thousands)
Revenue	$17,161,198	$14,531,707	18.1%

Operating income	$489,360	$304,459	60.7%
Acquisition, integration and restructuring costs	884	1,062
Amortization of intangibles	75,703	71,407
Share-based compensation	23,645	21,861
Non-GAAP operating income	$589,592	$398,789	47.8%

Operating margin	2.85%	2.10%
Non-GAAP operating margin	3.44%	2.74%
Consolidated - Three Months Ended February 28, 2026 versus February 28, 2025
•Operating income and non-GAAP operating income increased primarily due to an increase in revenue, along with gross margin expansion in our Advanced Solutions and Endpoint Solutions distribution portfolios, partially offset by higher personnel costs.
•Operating margin and non-GAAP operating margin increased primarily due to the increase in gross margin, including impacts from the presentation of additional revenues on a net basis due to the mix of products sold, which positively impacted our operating margin and non-GAAP operating margin by approximately 14 and 18 basis points, respectively, along with increased operating leverage resulting from the increase in revenue.

	Three Months Ended
	February 28, 2026	February 28, 2025	Percent Change

Operating income & operating margin - Americas distribution	(in thousands)
Revenue	$7,773,442	$7,070,532	9.9%

Operating income	$196,141	$132,111	48.5%
Acquisition, integration and restructuring costs	2,071	324
Amortization of intangibles	41,192	40,417
Share-based compensation	11,716	11,820
Non-GAAP operating income	$251,120	$184,672	36.0%

Operating margin	2.52%	1.87%
Non-GAAP operating margin	3.23%	2.61%
Americas distribution - Three Months Ended February 28, 2026 versus February 28, 2025
•Operating income and non-GAAP operating income increased, primarily due to revenue growth and gross margin expansion in both our Advanced Solutions and Endpoint Solutions portfolios, partially offset by higher personnel costs.
•Operating margin and non-GAAP operating margin increased primarily due to the increase in gross margin, along with increased operating leverage resulting from the increase in revenue.

	Three Months Ended
	February 28, 2026	February 28, 2025	Percent Change

Operating income & operating margin - Europe distribution	(in thousands)
Revenue	$6,237,172	$4,958,256	25.8%

Operating income	$107,905	$67,920	58.9%
Acquisition, integration and restructuring costs	(1,298)	626
Amortization of intangibles	33,535	30,189
Share-based compensation	7,116	6,812
Non-GAAP operating income	$147,258	$105,547	39.5%

Operating margin	1.73%	1.37%
Non-GAAP operating margin	2.36%	2.13%
Europe distribution - Three Months Ended February 28, 2026 versus February 28, 2025
•Operating income and non-GAAP operating income increased primarily due to an increase in revenue in both our Advanced Solutions and Endpoint Solutions portfolios, along with the favorable impact of changes in foreign currencies, partially offset by higher personnel costs.
•Operating margin and non-GAAP operating margin increased primarily due to increased operating leverage resulting from the increase in revenue.

	Three Months Ended
	February 28, 2026	February 28, 2025	Percent Change

Operating income & operating margin - APJ distribution	(in thousands)
Revenue	$999,588	$770,362	29.8%

Operating income	$29,840	$10,571	182.3%
Acquisition, integration and restructuring costs	111	112
Amortization of intangibles	976	801
Share-based compensation	1,361	1,330
Non-GAAP operating income	$32,288	$12,814	152.0%

Operating margin	2.99%	1.37%
Non-GAAP operating margin	3.23%	1.66%
APJ distribution - Three Months Ended February 28, 2026 versus February 28, 2025
•Operating income and non-GAAP operating income increased primarily due to revenue growth and gross margin expansion in both our Advanced Solutions and Endpoint Solutions portfolios.
•Operating margin and non-GAAP operating margin increased primarily due to the increase in gross margin, along with increased operating leverage resulting from the increase in revenue.

	Three Months Ended
	February 28, 2026	February 28, 2025	Percent Change

Operating income & operating margin - Hyve Solutions	(in thousands)
Revenue	$2,150,996	$1,732,557	24.2%

Operating income	$155,474	$93,857	65.6%
Share-based compensation	3,452	1,899
Non-GAAP operating income	$158,926	$95,756	66.0%

Operating margin	7.23%	5.42%
Non-GAAP operating margin	7.39%	5.53%
Hyve Solutions - Three Months Ended February 28, 2026 versus February 28, 2025
•Operating income and non-GAAP operating income increased primarily due to strong growth in manufacturing and assembly sales, as well as supply chain services.
•Operating margin and non-GAAP operating margin increased primarily due to a greater percentage of our sales being presented on a net basis due to a higher mix of sales under arrangements which operate under a customer-owned procurement model, which positively impacted our operating margin and non-GAAP operating margin by approximately 262 and 268 basis points, respectively.
Interest Expense and Finance Charges, Net

	Three Months Ended
	February 28, 2026	February 28, 2025	Percent Change

	(in thousands)
Interest expense and finance charges, net	$86,534	$87,880	(1.5)%
Percentage of revenue	0.50%	0.60%
Amounts recorded in interest expense and finance charges, net, consist primarily of interest expense on our Senior Notes, our lines of credit, our accounts receivable securitization facility and our term loans, and fees associated with the sale of accounts receivable, partially offset by income earned on our cash investments.
Three Months Ended February 28, 2026 versus February 28, 2025
Interest expense and finance charges, net slightly decreased, primarily driven by lower average interest rates, partially offset by increased costs associated with the sale of accounts receivable due to higher volumes of sold receivables. Accounts receivable discount fees for these programs totaled $20.8 million and $12.0 million in the three months ended February 28, 2026 and 2025, respectively.
Other Income (Expense), Net

	Three Months Ended
	February 28, 2026	February 28, 2025	Change in Dollars

	(in thousands)
Other income (expense), net	$19,582	$(1,696)	$21,278
Percentage of revenue	0.11%	(0.02)%

Amounts recorded as other income (expense), net include foreign currency transaction gains and losses on certain financing transactions and the related derivative instruments used to hedge such financing transactions, the cost of hedging, investment gains and losses, and other non-operating gains and losses, such as settlements received from class action lawsuits.
Three Months Ended February 28, 2026 versus February 28, 2025
Other income (expense), net improved primarily due to a $22.4 million gain recognized on sale of an investment in equity securities during the three months ended February 28, 2026.
Provision for Income Taxes

	Three Months Ended
	February 28, 2026	February 28, 2025	Percent Change

	(in thousands)
Provision for income taxes	$95,493	$47,346	101.7%
Percentage of income before income taxes	22.61%	22.03%
Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions. Income taxes for the interim periods presented have been included in the accompanying Consolidated Financial Statements on the basis of an estimated annual effective tax rate.
Three Months Ended February 28, 2026 versus February 28, 2025
Income tax expense increased primarily due to higher income during the period and a slightly higher effective tax rate. The effective tax rate was higher primarily due to the relative mix of earnings within the taxing jurisdictions in which we operate.
Net Income and Diluted EPS
The following tables present net income and diluted EPS as well as a reconciliation of our most comparable GAAP measures to the related non-GAAP measures presented:

	Three Months Ended
	February 28, 2026	February 28, 2025

Net income - Consolidated	(in thousands)
Net Income	$326,915	$167,537
Acquisition, integration and restructuring costs	884	1,062
Amortization of intangibles	75,703	71,407
Share-based compensation	23,645	21,861
Gain on investments	(22,354)	—
Income taxes related to the above	(22,226)	(24,496)
Non-GAAP net income	$382,567	$237,371

	Three Months Ended
Diluted EPS	February 28, 2026	February 28, 2025
Diluted EPS(1)	$4.04	$1.98
Acquisition, integration and restructuring costs	0.01	0.01
Amortization of intangibles	0.94	0.84
Share-based compensation	0.29	0.26
Gain on investments	(0.28)	—
Income taxes related to the above	(0.27)	(0.29)
Non-GAAP diluted EPS(1)	$4.73	$2.80
_________________________
(1) Diluted EPS is calculated using the two-class method. Unvested restricted stock awards granted to employees are considered participating securities. For purposes of calculating diluted EPS, net income allocated to participating securities was approximately 0.9% of net income for both periods presented.

Liquidity and Capital Resources
Cash Conversion Cycle

		Three Months Ended
		February 28, 2026	November 30, 2025	February 28, 2025

		(currency in thousands)
Days sales outstanding ("DSO")
Revenue	(a)	$17,161,198	$17,379,140	$14,531,707
Accounts receivable, net	(b)	11,936,790	11,707,581	9,424,100
Days sales outstanding	(c) = ((b)/(a))*the number of days during the period	63	61	58

Days inventory outstanding ("DIO")
Cost of revenue	(d)	$15,909,052	$16,184,390	$13,533,701
Inventories	(e)	10,980,995	9,504,340	8,359,741
Days inventory outstanding	(f) = ((e)/(d))*the number of days during the period	62	53	56

Days payable outstanding ("DPO")
Cost of revenue	(g)	$15,909,052	$16,184,390	$13,533,701
Accounts payable	(h)	18,055,340	17,624,254	13,037,467
Days payable outstanding	(i) = ((h)/(g))*the number of days during the period	102	98	87

Cash conversion cycle ("CCC")	(j) = (c)+(f)-(i)	23	16	27
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
•CCC was 23 days as of February 28, 2026, and 16 and 27 days as of November 30, 2025 and February 28, 2025, respectively.
•CCC increased as compared to November 30, 2025 primarily due to an increase in our DIO as inventory balances increased primarily to support growth in our business, partially offset by an increase in our DPO due to a corresponding increase in our accounts payable.
•CCC decreased compared to February 28, 2025, primarily due to an increase in our DPO due to a large increase in accounts payable related to increased inventory purchases to support growth in our business, partially offset by the corresponding increase in our DIO due to an increase in inventory balances, along with an increase in our DSO due to timing of cash receipts related to the growth in revenue.

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
Operating Activities - Three Months Ended February 28, 2026 versus February 28, 2025
Net cash used in operating activities was $895.9 million and $748.0 million, respectively. The increase in net cash used in operating activities was primarily due to a larger increase in inventory to support growth in our business, along with a year-over-year increase in accounts receivable due to the current year sales growth. These impacts were partially offset by a year-over-year increase in accounts payable correlated with the increase in inventory, along with the increase in net income.
Investing Activities - Three Months Ended February 28, 2026 versus February 28, 2025
Net cash used in investing activities was $11.6 million and $44.5 million, respectively. The decrease in net cash used in investing activities is primarily due to cash received on the sale of an investment in equity securities of $29.9 million, along with a decrease in capital expenditures of $8.4 million.
Financing Activities - Three Months Ended February 28, 2026 versus February 28, 2025
Net cash provided by financing activities was $7.6 million and $288.6 million, respectively. The decrease in net cash provided by financing activities is primarily due to a decrease in net short-term borrowings to fund working capital requirements of $308.0 million, partially offset by a net decrease in payments for share repurchases of $20.8 million.
We believe our current cash balances, cash flows from operations and credit availability are sufficient to support our operating activities for at least the next twelve months.
Capital Resources
Our cash and cash equivalents totaled $1.6 billion and $2.4 billion as of February 28, 2026 and November 30, 2025, respectively. Our cash and cash equivalents held by international subsidiaries are no longer subject to U.S. federal tax on repatriation into the U.S. Repatriation of some foreign balances is restricted by local laws. If in the future we repatriate foreign cash back to the U.S., we will report in our Consolidated Financial Statements the impact of state and withholding taxes depending upon the planned timing and manner of such repatriation. Presently, we believe we have sufficient resources, cash flow and liquidity within the U.S. to fund current and expected future working capital, investment and other general corporate funding requirements.
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
Credit Facilities and Borrowings
In the U.S., we have an accounts receivable securitization program to provide additional capital for our operations (the "U.S. AR Arrangement"). Under the terms of the U.S. AR Arrangement, we and our subsidiaries that are party to the U.S. AR Arrangement can borrow up to a maximum of $1.5 billion based upon eligible trade accounts receivable. The U.S. AR Arrangement, as amended, has a maturity date of January 2028. We also have an amended and restated credit agreement, dated as of April 16, 2024 (as amended, the "TD SYNNEX Credit Agreement"), pursuant to which we received commitments for the extension of a senior unsecured revolving credit facility not to exceed an aggregate principal amount of $3.5 billion, which revolving credit facility (the "TD SYNNEX Revolving Credit Facility") may, at our request but subject to the lenders' discretion, potentially be increased by up to an aggregate amount of $500.0 million. Our borrowings on these facilities vary within the period primarily based on changes in our working capital. There were no amounts outstanding under the U.S. AR Arrangement or the TD SYNNEX Revolving Credit Facility at February 28, 2026 or November 30, 2025. As amended, the TD SYNNEX Revolving Credit Facility will mature on April 16, 2029, subject, in the lender's discretion, to two one-year extensions upon our prior notice to the lenders.

On April 19, 2024, we entered into a Term Loan Credit Agreement (the "2024 Term Loan Credit Agreement") which provides for a senior unsecured term loan in the amount of $750.0 million (the "2024 Term Loan"). The 2024 Term Loan will mature on September 1, 2027.
We have various other committed and uncommitted lines of credit with financial institutions, short-term loans, term loans, credit facilities and book overdraft facilities, totaling approximately $831.3 million in borrowing capacity as of February 28, 2026. Our borrowings on these facilities vary within the period primarily based on changes in our working capital. There was $429.2 million outstanding on these facilities at February 28, 2026, at a weighted average interest rate of 5.98%, and there was $319.3 million outstanding on these facilities at November 30, 2025, at a weighted average interest rate of 5.72%.
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
We had total outstanding borrowings of approximately $4.7 billion and $4.6 billion as of February 28, 2026 and November 30, 2025, respectively. Our outstanding borrowings include Senior Notes of $3.6 billion as of both February 28, 2026 and November 30, 2025, and the 2024 Term Loan of $0.8 billion as of both February 28, 2026 and November 30, 2025. For additional information on our borrowings, see Note 9 – Borrowings to the Consolidated Financial Statements included in Part I, Item 1 of this Report.
Accounts Receivable Purchase Agreements
We have uncommitted accounts receivable purchase agreements under which trade accounts receivable owed by certain customers may be acquired, without recourse, by certain financial institutions. Available capacity under these programs is dependent upon the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. In addition, certain of these programs also require that we continue to service, administer and collect the sold accounts receivable. At February 28, 2026 and November 30, 2025, we had a total of $2.0 billion and $1.8 billion, respectively, of trade accounts receivable sold to and held by financial institutions under these programs. Discount fees for these programs totaled $20.8 million and $12.0 million in the three months ended February 28, 2026 and 2025, respectively.
Supplier Finance Programs
We have certain arrangements with third-party financial institutions ("Supplier Finance Programs"), which facilitate the participating vendors’ ability to sell their accounts receivable from us to the third-party financial institutions, at the sole discretion of these vendors. We are not party to the agreements between the vendor and the third-party financial institution. As part of these arrangements, we generally receive more favorable payment terms from our vendors. Our rights and obligations to our vendors, including amounts due, are generally not impacted by Supplier Finance Programs. However, we agree to make all payments to the third-party financial institutions, and our right to offset balances due from vendors against payment obligations is restricted by the agreements for those payment obligations that have been sold by the respective vendors. As of February 28, 2026 and November 30, 2025, we had $3.4 billion and $3.7 billion, respectively, in obligations outstanding under these programs included in "Accounts payable" in our Consolidated Balance Sheets.
Share Repurchase Program
In March 2024, our Board of Directors authorized a $2.0 billion share repurchase program pursuant to which we may repurchase our outstanding common stock from time to time in the open market or through privately negotiated transactions, including pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. This share repurchase authorization does not have an expiration date. We repurchased 512 thousand shares of common stock for $79.7 million in the three months ended February 28, 2026, and 707 thousand shares for $100.5 million during the three months ended February 28, 2025, respectively. As of February 28, 2026, we had $1.1 billion available for future repurchases of our common stock. For additional information on our share repurchase program, see Note 4 – Stockholders' Equity to the Consolidated Financial Statements included in Part I, Item 1 of this Report.

Covenant Compliance
Our credit facilities have a number of covenants and restrictions that require us to maintain specified financial ratios. They also limit our (or our subsidiaries', as applicable) ability to incur additional debt or liens, enter into agreements with affiliates, modify the nature of our business, and merge or consolidate. As of February 28, 2026, we were in compliance with all material financial covenants for the above arrangements.
Critical Accounting Policies and Estimates
During the three months ended February 28, 2026, there were no material changes to our critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2025.
Recently Issued Accounting Pronouncements
For a summary of recent accounting pronouncements and the anticipated effects on our consolidated financial statements, see Note 2 – Summary of Significant Accounting Policies to the Consolidated Financial Statements, which can be found under Part I, Item 1 of this Report.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
For a description of the Company’s market risks, see “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2025. No material changes have occurred in our market risks since November 30, 2025.
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
PART II - OTHER INFORMATION
ITEM 1. Legal Proceedings
The information set forth under Note 12 - Commitments and Contingencies in the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Report, is incorporated herein by reference.

ITEM 1A. Risk Factors
You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended November 30, 2025. There have been no material changes to the risk factors disclosed in our 2025 Annual Report on Form 10-K.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
In March 2024, our Board of Directors authorized a $2.0 billion share repurchase program (the "share repurchase program") pursuant to which we may repurchase our outstanding common stock from time to time in the open market or through privately negotiated transactions, including pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Exchange Act. The share repurchase program does not have an expiration date.
The following table presents information with respect to purchases of common stock by the Company under the share repurchase program during the quarter ended February 28, 2026:

	Issuer Purchases of Equity Securities (amounts in thousands except for per share amounts)
Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or program	Maximum dollar value of shares that may yet be purchased under the plans or programs
December 1 - December 31, 2025	188	$153.29	188	$1,159,201
January 1 - January 31, 2026	172	152.17	172	1,133,059
February 1 - February 28, 2026	152	162.87	152	1,108,224
Total	512	$155.77	512
_________________________
(1) Excludes excise taxes, whether accrued or paid, and excludes broker's commissions.
ITEM 5. Other Information
Trading Arrangements
On January 16, 2026, Dennis Polk, a member of the Company’s Board of Directors and Chair, Hyve Solutions, adopted a trading arrangement on behalf of the Polk Family Trust of which Mr. Polk is a trustee, for the sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. Mr. Polk's Rule 10b5-1 trading arrangement provides for the sale of up to 30,000 shares of common stock until April 15, 2027 pursuant to the terms of the plan.
On January 28, 2026, Reyna Thompson, the Company’s President, North America, adopted a trading arrangement for the sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. Ms. Thompson’s Rule 10b5-1 trading arrangement provides for the sale of up to 4,629 shares of common stock until February 1, 2027 pursuant to the terms of the plan.
On February 2, 2026, Richard T. Hume, the Company's former Chief Executive Officer and current member of its Board of Directors, adopted a trading arrangement for the sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. Mr. Hume’s Rule 10b5-1 trading arrangement provides for the sale of up to 25,000 shares of common stock until August 28, 2026 pursuant to the terms of the plan.

ITEM 6. Exhibits

Exhibit Number	Description of Document

3(i).1	Restated Certificate of Incorporation, as amended.

3(ii).1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3(ii).1 to the Company’s Current Report on Form 8-K filed on March 27, 2026).

10.1+
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
Date: April 2, 2026
TD SYNNEX CORPORATION

By:	/s/ Patrick Zammit
Patrick Zammit
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

By:	/s/ David Jordan
David Jordan
Chief Financial Officer
(Duly authorized officer and principal financial officer)