Form 10-Q
period 2026-05-31
TD SYNNEX CORP
filed 2026-07-02
CIK 1177394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number: 001-31892
_______________________________________________________________________
TD SYNNEX CORPORATION
(Exact name of registrant as specified in its charter)
_______________________________________________________________________

Delaware	94-2703333
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

16202 Bay Vista Drive, Clearwater, Florida	33760
(Address of principal executive offices)	(Zip Code)
(727) 539-7429
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SNX	The New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 24, 2026
Common Stock, par value $0.001 per share	79,958,752

TD SYNNEX CORPORATION
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
TD SYNNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(currency and share amounts in thousands, except par value)
(unaudited)

	May 31, 2026	November 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,094,181	$2,435,389
Accounts receivable, net	12,995,129	11,707,581
Receivables from vendors, net	836,776	972,658
Inventories	13,894,044	9,504,340
Other current assets	768,779	669,470
Total current assets	29,588,909	25,289,438
Property and equipment, net	540,357	496,291
Goodwill	4,116,247	4,099,297
Intangible assets, net	3,642,670	3,774,952
Other assets, net	617,830	590,920
Total assets	$38,506,013	$34,250,898

LIABILITIES AND EQUITY
Current liabilities:
Borrowings, current	$1,125,798	$1,018,321
Accounts payable	21,179,061	17,624,254
Other accrued liabilities	2,368,166	2,318,265
Total current liabilities	24,673,025	20,960,840
Long-term borrowings	3,594,171	3,592,130
Other long-term liabilities	486,499	447,981
Deferred tax liabilities	801,959	799,518
Total liabilities	29,555,654	25,800,469
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 200,000 shares authorized, 99,012 shares issued as of both May 31, 2026 and November 30, 2025	99	99
Additional paid-in capital	7,454,525	7,431,231
Treasury stock, 19,673 and 18,912 shares as of May 31, 2026 and November 30, 2025, respectively	(2,198,129)	(2,038,528)
Accumulated other comprehensive loss	(326,929)	(379,433)
Retained earnings	4,020,793	3,437,060
Total stockholders' equity	8,950,359	8,450,429
Total liabilities and equity	$38,506,013	$34,250,898
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(currency and share amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Revenue	$19,574,813	$14,946,315	$36,736,011	$29,478,022
Cost of revenue	(18,235,352)	(13,899,942)	(34,144,404)	(27,433,643)
Gross profit	1,339,461	1,046,373	2,591,607	2,044,379
Selling, general and administrative expenses	(820,099)	(718,234)	(1,582,885)	(1,411,781)
Operating income	519,362	328,139	1,008,722	632,598
Interest expense and finance charges, net	(97,841)	(89,982)	(184,375)	(177,862)
Other income (expense), net	8,412	(79)	27,994	(1,775)
Income before income taxes	429,933	238,078	852,341	452,961
Provision for income taxes	(95,845)	(53,157)	(191,338)	(100,503)
Net income	$334,088	$184,921	$661,003	$352,458
Earnings per common share:
Basic	$4.16	$2.22	$8.21	$4.20
Diluted	$4.15	$2.21	$8.19	$4.19
Weighted-average common shares outstanding:
Basic	79,557	82,626	79,754	83,115
Diluted	79,755	82,935	79,965	83,447
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(currency in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Net income	$334,088	$184,921	$661,003	$352,458
Other comprehensive (loss) income:
Unrealized gains (losses) on cash flow hedges during the period, net of tax (expense) benefit of ($460) and $0 for the three months ended May 31, 2026 and 2025, respectively, and $(353) and $0 for the six months ended May 31, 2026 and 2025, respectively.	2,914	(1,619)	2,405	(1,626)
Reclassification of net (gains) losses on cash flow hedges to net income, net of tax expense (benefit) of $402 and ($3) for the three months ended May 31, 2026 and 2025, respectively, and $256 and ($6) for the six months ended May 31, 2026 and 2025, respectively.	(2,958)	735	(1,899)	379
Net change in unrealized (losses) gains on cash flow hedges, net of taxes	(44)	(884)	506	(1,247)
Foreign currency translation adjustments and other, net of tax (expense) benefit of ($2,054) and $16,405 for the three months ended May 31, 2026 and 2025, respectively, and $1,595 and $12,803 for the six months ended May 31, 2026 and 2025, respectively.	(33,099)	284,935	51,998	243,810
Other comprehensive (loss) income	(33,143)	284,051	52,504	242,563
Comprehensive income	$300,945	$468,972	$713,507	$595,021
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(currency in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Total Stockholders' equity, beginning balance	$8,782,736	$8,050,395	$8,450,429	$8,035,434

Common stock and additional paid-in capital:
Beginning balance	7,446,902	7,446,414	7,431,330	7,437,787
Share-based compensation	17,875	11,950	41,520	33,811
Treasury stock reissued for employee benefit plans	(10,153)	(10,151)	(18,226)	(23,385)
Ending balance	7,454,624	7,448,213	7,454,624	7,448,213

Treasury stock:
Beginning balance	(2,095,613)	(1,595,512)	(2,038,528)	(1,513,017)
Repurchases of common stock for tax withholdings on equity awards	(3,106)	(4,582)	(6,682)	(8,832)
Reissuance of treasury stock for employee benefit plans	13,866	12,883	40,554	35,898
Repurchases of common stock	(113,276)	(150,202)	(193,473)	(251,462)
Ending balance	(2,198,129)	(1,737,413)	(2,198,129)	(1,737,413)

Retained earnings:
Beginning balance	3,725,233	2,886,098	3,437,060	2,755,781
Net income	334,088	184,921	661,003	352,458
Cash dividends declared	(38,528)	(36,898)	(77,270)	(74,118)
Ending balance	4,020,793	3,034,121	4,020,793	3,034,121

Accumulated other comprehensive loss:
Beginning balance	(293,786)	(686,605)	(379,433)	(645,117)
Other comprehensive (loss) income	(33,143)	284,051	52,504	242,563
Ending balance	(326,929)	(402,554)	(326,929)	(402,554)

Total stockholders' equity, ending balance	$8,950,359	$8,342,367	$8,950,359	$8,342,367

Cash dividends declared per share	$0.48	$0.44	$0.96	$0.88
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(currency in thousands)
(unaudited)

	Six Months Ended
	May 31, 2026	May 31, 2025
Cash flows from operating activities:
Net income	$661,003	$352,458
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	209,954	203,305
Share-based compensation	41,520	33,811
Gain on investments	(33,107)	—
Provision for doubtful accounts	23,193	10,942
Other	198	5,952
Changes in operating assets and liabilities, net of acquisition of businesses:
Accounts receivable, net	(1,283,884)	460,250
Receivables from vendors, net	139,243	(7,041)
Inventories	(4,363,864)	(214,637)
Accounts payable	3,488,208	(870,147)
Other operating assets and liabilities	(43,941)	(149,708)
Net cash used in operating activities	(1,161,477)	(174,815)
Cash flows from investing activities:
Purchases of property and equipment	(99,969)	(71,768)
Acquisition of businesses, net of cash acquired	(7,786)	(4,459)
Proceeds from sale of investments in equity securities	42,734	—
Other	(441)	5,149
Net cash used in investing activities	(65,462)	(71,078)
Cash flows from financing activities:
Dividends paid	(77,270)	(74,118)
Proceeds from reissuance of treasury stock	22,328	12,513
Repurchases of common stock	(192,097)	(249,328)
Repurchases of common stock for tax withholdings on equity awards	(6,682)	(8,832)
Net borrowings on revolving credit loans	138,479	208,708
Principal payments on long-term debt	(14,557)	(15,541)
Other	(2,103)	—
Net cash used in financing activities	(131,902)	(126,598)
Effect of exchange rate changes on cash and cash equivalents	17,633	80,212
Net decrease in cash and cash equivalents	(1,341,208)	(292,279)
Cash and cash equivalents at beginning of period	2,435,389	1,059,378
Cash and cash equivalents at end of period	$1,094,181	$767,099
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2026 and 2025
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
The accompanying interim unaudited Consolidated Financial Statements as of May 31, 2026 and for the three and six months ended May 31, 2026 and 2025 have been prepared by the Company, without audit, in accordance with the rules and regulations of the United States ("U.S.") Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2025.
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
For the three and six months ended May 31, 2026 and 2025
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
The Company’s cash and cash equivalents and derivative instruments are transacted and maintained with financial institutions with high credit standing, and their compositions and maturities are regularly monitored by management. Through May 31, 2026, the Company has not experienced any material credit losses on such deposits and derivative instruments.
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
The following table provides revenue generated from products purchased from vendors that exceeded 10% of our consolidated revenue for the periods indicated (as a percent of consolidated revenue):

	Three Months Ended		Six Months Ended
	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Apple, Inc.	11%	11%	11%	12%
HP Inc.	N/A(1)	11%	N/A(1)	10%
_________________________
(1) Revenue generated from products purchased from this vendor was less than 10% of consolidated revenue during the period presented.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2026 and 2025
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
No single customer accounted for more than 10% of the Company's total revenue during the three and six months ended May 31, 2026. One customer accounted for 11% and 10% of the Company's total revenue during the three and six months ended May 31, 2025, respectively. As of May 31, 2026 and November 30, 2025, no single customer comprised more than 10% of the consolidated accounts receivable balance.
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

The Company has uncommitted accounts receivable purchase agreements with global financial institutions under which trade accounts receivable of certain customers and their affiliates may be acquired, without recourse, by the financial institutions. Available capacity under these programs is dependent on the level of the Company’s trade accounts receivable with these customers and the financial institutions’ willingness to purchase such receivables. In addition, certain of these programs also require that the Company continue to service, administer and collect the sold accounts receivable. As of May 31, 2026 and November 30, 2025, accounts receivable sold to and held by the financial institutions under these programs were $2.3 billion and $1.8 billion, respectively. Discount fees related to the sale of trade accounts receivable under these facilities are included in “Interest expense and finance charges, net” in the Consolidated Statements of Operations. Discount fees for these programs totaled $23.4 million and $44.2 million in the three and six months ended May 31, 2026, respectively and $13.5 million and $25.5 million in the three and six months ended May 31, 2025, respectively.
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
For the three and six months ended May 31, 2026 and 2025
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
During the second quarter of fiscal year 2026, the Company issued a warrant (“the Warrant”) to a customer for the purchase of up to an aggregate of approximately 3.2 million shares of the Company's common stock ("Warrant Shares"). The unvested Warrant Shares vest based on qualifying payments (as defined in the Warrant) for the purchase of products and services over the term of the Warrant and are recognized as a reduction of revenue as qualifying revenues are recognized. Refer to Note 3 – Share-Based Compensation for additional information.
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
Recently Adopted Accounting Pronouncements
In May 2025, the FASB issued an accounting standards update, ASU 2025-04, to address diversity in accounting practice regarding share-based consideration issued to customers within the scope of Topic 606. ASU 2025-04 requires entities that issue such share-based consideration to apply the share-based payment guidance in Topic 718 to measure and classify the awards, and clarifies how vesting conditions and expected forfeitures affect the timing and amount of the related reduction of revenue. The amendments in ASU 2025-04 are effective for annual periods beginning after December 15, 2026, and interim periods within those annual periods. Early adoption is permitted and the amendments should be applied on either a modified retrospective or a retrospective basis. The Company elected to early adopt ASU 2025-04 retrospectively during the three months ended May 31, 2026, in connection with a specific transaction that is discussed further in Note 3 - Share-Based Compensation. The adoption of ASU 2025-04 did not impact prior periods.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2026 and 2025
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued an accounting standards update, ASU 2023-09, which requires enhanced income tax disclosures. The enhanced disclosures required include disclosure of specific categories and disaggregation of information in the rate reconciliation table. ASU 2023-09 also requires disclosure of disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. The amendments should be applied on a prospective basis. Retrospective application is permitted. The amendments in ASU 2023-09 will be applied on a prospective basis in the Company's Annual Report on Form 10-K for the fiscal year ending November 30, 2026, and will not have a material impact on the Company's income tax disclosures in the notes to the consolidated financial statements.
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
For the three and six months ended May 31, 2026 and 2025
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
The following tables summarize the Company's share-based awards activity for stock incentive plans during the six months ended May 31, 2026.
A summary of the changes in the Company's stock options is set forth below:

Stock options
Balances as of November 30, 2025	231
Exercised	(202)
Balances as of May 31, 2026	29
A summary of the changes in the Company's non-vested RSAs and RSUs is presented below:

RSAs and RSUs
Non-vested as of November 30, 2025	1,109
Granted	89
Vested	(103)
Attainment adjustments(1)	(4)
Cancelled	(29)
Non-vested as of May 31, 2026	1,062
(1) During the six months ended May 31, 2026, the PSUs that vested were adjusted to reflect final attainment.
The Company recorded $17.9 million and $41.5 million of share-based compensation expense during the three and six months ended May 31, 2026, respectively, and $12.0 million and $33.8 million during the three and six months ended May 31, 2025, respectively, within "Selling, general and administrative expenses" in the Consolidated Statements of Operations for stock incentive plans.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2026 and 2025
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
Warrants
In May 2026, the Company issued the Warrant to Amazon.com NV Investment Holdings LLC (“Warrantholder”) to acquire up to 3,238,066 Warrant Shares. The Warrant provides for the immediate vesting of 215,871 Warrant Shares at an exercise price of $0.01 per share. The remaining 3,022,195 Warrant Shares vest in tranches, at an exercise price of $191.10 per Warrant Share, upon the attainment of specified payment thresholds based on aggregate qualifying payments to the Company in consideration for qualifying sales transactions. The Warrant expires on May 30, 2033. The Warrant does not entitle the Warrantholder to any voting rights or any other common stockholder rights prior to exercise, except for the entitlement to participate in certain distributions to stockholders as if the Warrant had been exercised, subject to specified limitations. The exercise price and the number of Warrant Shares are subject to customary antidilution adjustments.
The Black-Scholes option pricing model was used to determine the fair value of the Warrant. The expected stock price volatility assumption was determined using historical volatility of the Company’s common stock. The grant-date fair value of each Warrant Share subject to immediate vesting was $246.19, which approximated the stock price on the grant date. For the Warrant Shares subject to vesting based on qualifying payments, the following assumptions were used in the Black-Scholes option pricing model to determine the fair value as of the grant date:

Stock price	$246.22
Exercise price	$191.10
Expected life (years)	7
Risk free interest rate	4.29%
Expected volatility	33.13%
Dividend yield	0.93%
The calculated grant-date fair value of each Warrant Share subject to vesting based on qualifying payments was $116.15.
The following table summarizes the Warrant activity for the six months ended May 31, 2026:

Non-vested as of November 30, 2025	—
Shares granted	3,238,066
Shares vested	(215,871)
Non-vested as of May 31, 2026	3,022,195
Exercisable as of May 31, 2026(1)	215,871
_________________________
(1) There were no exercises for the six months ended May 31, 2026.
The Company did not record any reductions of revenue related to the Warrant during the three or six months ended May 31, 2026.
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
As of May 31, 2026, the Company had $1.0 billion available for future repurchases of its common stock under the share repurchase program.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2026 and 2025
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
The Company's treasury stock activity during the six months ended May 31, 2026, including common share repurchases, is summarized as follows:

	Shares	Weighted-average price per share
Treasury stock balance as of November 30, 2025	18,912	$107.79
Shares of treasury stock repurchased under share repurchase program (1)	1,095	175.39
Shares of treasury stock repurchased for tax withholdings on equity awards	39	171.92
Shares of treasury stock reissued for employee benefit plans	(373)	108.59
Treasury stock balance as of May 31, 2026	19,673	$111.73
_________________________
(1) Weighted-average price per share excludes broker's commissions and excise taxes. "Repurchases of common stock" in the Consolidated Statements of Cash Flows for the six months ended May 31, 2026 and 2025 excludes amounts related to excise tax that when accrued are included in "Other current liabilities" and "Treasury stock" on the Consolidated Balance Sheets. Excise taxes paid are classified as operating activities in the Consolidated Statements of Cash Flows.
Dividends
On June 25, 2026, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.48 per common share payable on July 31, 2026 to stockholders of record as of the close of business on July 17, 2026. Dividends are subject to continued capital availability and the declaration by the Board of Directors in the best interest of the Company’s stockholders.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2026 and 2025
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
NOTE 5—EARNINGS PER COMMON SHARE:
The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Six Months Ended
	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025

Basic earnings per common share:
Net income attributable to common stockholders(1)	$331,162	$183,292	$655,064	$349,242
Weighted-average number of common shares - basic	79,557	82,626	79,754	83,115
Basic earnings per common share	$4.16	$2.22	$8.21	$4.20

Diluted earnings per common share:
Net income attributable to common stockholders(1)	$331,163	$183,297	$655,069	$349,252

Weighted-average number of common shares - basic	79,557	82,626	79,754	83,115
Effect of dilutive securities:
Stock options, RSUs and PSUs	198	309	211	332
Weighted-average number of common shares - diluted	79,755	82,935	79,965	83,447

Diluted earnings per common share	$4.15	$2.21	$8.19	$4.19

Antidilutive and contingently issuable shares excluded from diluted earnings per share calculation(2)	3,143	67	3,143	33
_________________________
(1) EPS is calculated using the two-class method. Unvested RSAs granted to employees, as well as vested but unexercised Warrant Shares granted to the Warrantholder, are considered participating securities. For purposes of calculating EPS, net income allocated to participating securities was approximately 0.9% of net income for all periods presented.
(2) Antidilutive shares and contingently issuable shares of common stock, including 3,022 unvested Warrant Shares for the three and six months ended May 31, 2026, are excluded from the computation of diluted earnings per share because their effect would have been antidilutive or because the performance criterion was not met.
NOTE 6—BALANCE SHEET COMPONENTS:
Accounts receivable, net:
The following table summarizes accounts receivable, net:

	As of
	May 31, 2026	November 30, 2025

Accounts receivable	$13,099,853	$11,813,741
Less: Allowance for doubtful accounts	(104,724)	(106,160)
Accounts receivable, net	$12,995,129	$11,707,581

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2026 and 2025
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
Allowance for doubtful trade receivables:
The following table summarizes the changes to the allowance for doubtful trade receivables:

Balance as of November 30, 2025	$106,160
Additions	23,193
Write-offs, recoveries, reclassifications and foreign exchange translation	(24,629)
Balance as of May 31, 2026	$104,724
Goodwill:
The Company's goodwill balance as of November 30, 2025 has been recast to align with its new reportable segments. See Note 11 - Segment Information for further discussion of the change in reportable segments. The following table summarizes changes in the carrying amount of goodwill:

	Americas distribution	Europe distribution	APJ distribution	Hyve Solutions	Total
Balance, as of November 30, 2025	$1,809,320	$1,104,085	$39,754	$1,146,138	$4,099,297
Additions from acquisitions	—	2,838	—	—	2,838
Foreign exchange translation	6,075	8,758	(721)	—	14,112
Balance, as of May 31, 2026	$1,815,395	$1,115,681	$39,033	$1,146,138	$4,116,247
Accumulated other comprehensive loss:
The components of accumulated other comprehensive loss (“AOCI”), net of taxes, were as follows:

	Unrealized (losses) gains on cash flow hedges, net of taxes	Foreign currency translation adjustment and other, net of taxes	Total
Balance as of November 30, 2025	$(373)	$(379,060)	$(379,433)
Other comprehensive income before reclassification	2,405	51,998	54,403
Reclassification of gains from accumulated other comprehensive loss	(1,899)	—	(1,899)
Balance as of May 31, 2026	$133	$(327,062)	$(326,929)
Refer to Note 7 - Derivative Instruments for the location of gains and losses reclassified from AOCI to the Consolidated Statements of Operations.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2026 and 2025
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
For the three and six months ended May 31, 2026 and 2025
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
Fair Values of Derivative Instruments in the Consolidated Balance Sheets
The fair values of the Company’s derivative instruments are disclosed in Note 8 – Fair Value Measurements and summarized in the table below:

	Value as of
Balance Sheet Line Item	May 31, 2026	November 30, 2025
Derivative instruments not designated as hedging instruments:
Forward foreign currency exchange contracts (notional value)	$3,170,476	$2,697,479
Other current assets	9,041	7,386
Other accrued liabilities	8,888	7,026
Derivative instruments designated as cash flow hedges:
Forward foreign currency exchange contracts (notional value)	$139,244	$120,073
Other current assets	629	96
Other current liabilities	235	107
Derivative instruments designated as net investment hedges:
Forward foreign currency exchange contracts (notional value)	$666,728	$673,644
Other accrued liabilities	26,758	27,462
Other long-term liabilities	16,324	14,822
Foreign currency exchange collar contracts (notional value)	$300,000	$300,000
Other long-term liabilities	3,445	3,500
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
For the three and six months ended May 31, 2026 and 2025
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

		Three Months Ended		Six Months Ended
	Location of Gains (Losses) in Income	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025

Derivative instruments not designated as hedging instruments:
Gains (losses) recognized from forward foreign currency exchange contracts, net⁽¹⁾	Cost of revenue	$19,672	$(62,401)	$(586)	$(47,404)
Losses recognized from forward foreign currency exchange contracts, net⁽¹⁾	Other expense, net	(4,290)	(125)	(7,456)	(2,612)
Total		$15,382	$(62,526)	$(8,042)	$(50,016)

Derivative instruments designated as cash flow hedges:
Gains (losses) recognized in OCI on forward foreign currency exchange contracts		$3,374	$(1,619)	$2,758	$(1,626)
Gains on forward foreign currency exchange contracts reclassified from AOCI into income	Revenue	$1,511	$—	$398	$—
Gains (losses) on forward foreign currency exchange contracts reclassified from AOCI into income	Cost of revenue	$1,316	$(646)	$1,174	$(238)
Gains (losses) on forward foreign currency exchange contracts reclassified from AOCI into income	Selling, general and administrative expenses	$535	$(92)	$584	$(147)

Derivative instruments designated as net investment hedges:
Gains (losses) recognized in OCI on forward foreign currency exchange contracts		$5,228	$(54,676)	$(6,354)	$(42,452)
Gains recognized in income (amount excluded from effectiveness testing)	Interest expense and finance charges, net	$2,496	$2,554	$4,960	$5,077
Gains (losses) recognized in OCI on foreign currency exchange collar contracts		$2,834	$(9,806)	$56	$(7,905)
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
For the three and six months ended May 31, 2026 and 2025
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
The following table summarizes the valuation of the Company’s financial instruments that are measured at fair value on a recurring basis, all of which are based on Level 2 fair value measurement inputs as defined above:

	As of May 31, 2026	As of November 30, 2025
Assets:
Forward foreign currency exchange contracts not designated as hedges	$9,041	$7,386
Forward foreign currency exchange contracts designated as cash flow hedges	629	96
Liabilities:
Forward foreign currency exchange contracts not designated as hedges	$8,888	$7,026
Forward foreign currency exchange contracts designated as net investment hedges	43,082	42,285
Forward foreign currency exchange contracts designated as cash flow hedges	235	107
Foreign currency exchange collar contracts designated as net investment hedges	3,445	3,500
The fair values of forward exchange contracts are measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. The fair values of foreign currency exchange collar contracts are measured using the cash flows of the contracts, discount rates to account for the passage of time, implied volatility and current foreign exchange market data, which are all based on inputs readily available in public markets. The effect of nonperformance risk on the fair value of derivative instruments was not material as of May 31, 2026 and November 30, 2025.
The carrying values of accounts receivable, accounts payable and short-term debt approximate fair value due to their short maturities and interest rates which are variable in nature. The carrying value of the Company’s term loans approximate their fair value since they bear interest rates that are similar to existing market rates. The estimated fair value of the Senior Notes (as defined in Note 9 - Borrowings) was approximately $3.5 billion as of both May 31, 2026 and November 30, 2025, based on Level 1 fair value measurement inputs as defined above.
During the six months ended May 31, 2026, there were no transfers between the fair value measurement category levels.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2026 and 2025
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
NOTE 9—BORROWINGS:
Borrowings consist of the following:

	As of
	May 31, 2026	November 30, 2025
TD SYNNEX 1.750% Senior Notes due August 9, 2026 (1) (2)	$700,000	$700,000
Other short-term borrowings	426,032	319,260
Short-term borrowings before debt discount and issuance costs	$1,126,032	$1,019,260
Less: current portion of unamortized debt discount and issuance costs	(234)	(939)
Borrowings, current	$1,125,798	$1,018,321

TD SYNNEX 2.375% Senior Notes due August 9, 2028 (1) (2)	$600,000	$600,000
TD SYNNEX 4.300% Senior Notes due January 17, 2029 (2)	550,000	550,000
TD SYNNEX 2.650% Senior Notes due August 9, 2031 (1) (2)	500,000	500,000
TD SYNNEX 6.100% Senior Notes due April 12, 2034 (2)	600,000	600,000
TD SYNNEX 5.300% Senior Notes due October 10, 2035 (2)	600,000	600,000
Total TD SYNNEX Senior Notes in long-term debt	$2,850,000	$2,850,000
2024 Term Loan	750,000	750,000
Other credit agreements and long-term debt	14,562	14,562
Long-term borrowings, before unamortized debt discount and issuance costs	$3,614,562	$3,614,562
Less: unamortized debt discount and issuance costs	(20,391)	(22,432)
Long-term borrowings	$3,594,171	$3,592,130
____________________________
(1) The interest rate payable on each of these series of Senior Notes is subject to adjustment from time to time if the credit rating assigned to such series of Senior Notes is downgraded (or downgraded and subsequently upgraded).
(2) The Company pays interest semi-annually on each of these series of Senior Notes.
TD SYNNEX Accounts Receivable Securitization Arrangements
In the U.S., the Company has an accounts receivable securitization program to provide additional capital for its operations (the “U.S. AR Arrangement”). Under the terms of the U.S. AR Arrangement, as amended, the Company and its subsidiaries that are party to the U.S. AR Arrangement can borrow based on the key terms in the table below:

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
For the three and six months ended May 31, 2026 and 2025
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
Under the terms of the U.S. AR Arrangement, the Company and certain of its U.S. subsidiaries sell, on a revolving basis, their receivables to a wholly-owned, bankruptcy-remote subsidiary. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled approximately $4.0 billion and $3.2 billion as of May 31, 2026 and November 30, 2025, respectively. The borrowings are funded by pledging all of the rights, title and interest in the receivables acquired by the Company's bankruptcy-remote subsidiary as security. Any amounts borrowed under the U.S. AR Arrangement are recorded as debt on the Company's Consolidated Balance Sheets. There were no amounts outstanding under the U.S. AR Arrangement at May 31, 2026 or November 30, 2025.
On June 26, 2026, the Company and certain of its subsidiaries entered into a European receivables securitization program (the "Europe AR Arrangement") with a maximum borrowing capacity of €650 million arranged by BNP Paribas S.A. (“BNPP”) pursuant to which certain receivables originated by the Company’s subsidiaries in Belgium, France, Germany and Spain will be sold to an affiliate of BNPP and subsequently to a special purpose entity in Ireland. Any amounts borrowed under the Europe AR Arrangement will be recorded as debt on the Company's Consolidated Balance Sheets.
TD SYNNEX Credit Agreement
The Company is party to an amended and restated credit agreement, dated as of April 16, 2024 (as amended, the “TD SYNNEX Credit Agreement”) with the lenders party thereto and Citibank, N.A., as agent, pursuant to which the Company received commitments for the extension of a senior unsecured revolving credit facility (the “TD SYNNEX Revolving Credit Facility”) not to exceed an aggregate principal amount of $3.5 billion, which may, at the request of the Company but subject to the lenders’ discretion, potentially be increased by up to an aggregate amount of $500.0 million. The borrowers under the TD SYNNEX Credit Agreement are TD SYNNEX Corporation and certain subsidiaries of the Company. There were no amounts outstanding under the TD SYNNEX Revolving Credit Facility at May 31, 2026 or November 30, 2025. Borrowings under the TD SYNNEX Revolving Credit Facility bear interest at a per annum rate equal to the applicable SOFR rate, plus a credit spread adjustment, plus the applicable margin, as well as a commitment fee as referenced in the table below:

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
For the three and six months ended May 31, 2026 and 2025
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
Loans borrowed under the 2024 Term Loan Credit Agreement bear interest at a per annum rate equal to the applicable SOFR rate, plus credit spread adjustment, plus the applicable margin within a range based on the Company’s Public Debt Rating (as defined in the 2024 Term Loan Credit Agreement). Key terms for the 2024 Term Loan Credit Agreement are as follows:

Maturity Date	Credit Spread Adjustment	Margin	Effective Interest Rate as of May 31, 2026	Effective Interest Rate as of November 30, 2025
September 1, 2027	0.10%	1.000% - 1.625%	4.97%	5.27%
TD SYNNEX Senior Notes
The Company has previously issued multiple series of senior unsecured notes (collectively, the "Senior Notes"), of which $700.0 million in aggregate principal is due in 2026 and the remaining $2.9 billion of aggregate principal matures at various dates from 2028 through 2035, as shown in the borrowings table above.
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
Other Short-Term Borrowings
The Company has various other committed and uncommitted lines of credit with financial institutions, short-term loans, term loans, credit facilities, and book overdraft facilities, totaling approximately $856.5 million in borrowing capacity as of May 31, 2026. Most of these facilities are provided on a short-term basis and are reviewed periodically for renewal. Interest rates and other terms of borrowing under these lines of credit vary by country, depending on local market conditions. There was $426.0 million outstanding on these facilities at May 31, 2026, at a weighted average interest rate of 6.92%, and there was $319.3 million outstanding at November 30, 2025, at a weighted average interest rate of 5.72%. Borrowings under these lines of credit facilities are guaranteed by the Company or secured by eligible accounts receivable.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2026 and 2025
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
At May 31, 2026, the Company was also contingently liable for reimbursement obligations with respect to issued standby letters of credit in the aggregate outstanding amount of $64.1 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.
The maximum commitment amounts for local currency credit facilities have been translated into U.S. dollars at May 31, 2026 exchange rates.
Covenant Compliance
The Company's credit facilities have a number of covenants and restrictions that require the Company to maintain specified financial ratios, including a maximum debt to EBITDA ratio and a minimum interest coverage ratio, in each case tested on the last day of each fiscal quarter. The covenants also limit the Company’s ability to incur additional debt, create liens, enter into agreements with affiliates, modify the nature of the Company’s business, and merge or consolidate. As of May 31, 2026, the Company was in compliance with all material financial covenants for the above arrangements.
NOTE 10 – SUPPLIER FINANCE PROGRAMS:
The Company has certain arrangements with third-party financial institutions ("Supplier Finance Programs"), which facilitate the participating vendors’ ability to sell their accounts receivable from the Company to the third-party financial institutions, at the sole discretion of these vendors. The Company is not party to the agreements between the vendor and the third-party financial institution. As part of these arrangements, the Company generally receives more favorable payment terms from its vendors. The Company’s rights and obligations to its vendors, including amounts due, are generally not impacted by Supplier Finance Programs. However, the Company agrees to make all payments to the third-party financial institutions, and the Company’s right to offset balances due from vendors against payment obligations is restricted by the agreements for those payment obligations that have been sold by the respective vendors. The Company generally does not incur any fees under Supplier Finance Programs; however, the Company did recognize an immaterial amount of fees during the three and six months ended May 31, 2026 and 2025, respectively, within "Cost of revenue" in the Company's Consolidated Statements of Operations related to an arrangement with a certain vendor. As of May 31, 2026 and November 30, 2025, the Company had $3.8 billion and $3.7 billion, respectively, in obligations outstanding under these programs included in “Accounts payable” in the Company’s Consolidated Balance Sheets and all activity related to the obligations is presented within operating activities in the Consolidated Statements of Cash Flows.
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
For the three and six months ended May 31, 2026 and 2025
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

	Americas distribution	Europe distribution	APJ distribution	Hyve Solutions	Consolidated

Three Months ended May 31, 2026
Revenue	$9,545,327	$6,043,771	$1,020,152	$2,965,563	$19,574,813
Less(1):
Cost of revenue	(8,884,079)	(5,648,184)	(938,258)	(2,764,831)	(18,235,352)
Gross profit	$661,248	$395,587	$81,894	$200,732	$1,339,461
Less(1):
Payroll and payroll related expenses(2)	$(250,762)	$(208,182)	$(37,791)	$(11,678)	$(508,413)
Depreciation(3)	(14,385)	(8,488)	(1,277)	(761)	(24,911)
Amortization of intangibles	(41,213)	(33,472)	(978)	—	(75,663)
Acquisition, integration and restructuring costs	(2,130)	37	(23)	—	(2,116)
Share-based compensation expense	(9,969)	(4,613)	(1,096)	(2,197)	(17,875)
Other segment items(4)	(99,540)	(68,759)	(15,537)	(7,285)	(191,121)
Operating income	$243,249	$72,110	$25,192	$178,811	$519,362
Reconciliation to consolidated income before tax
Interest expense and finance charges, net					(97,841)
Other income, net					8,412
Income before income taxes					$429,933

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2026 and 2025
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)

	Americas distribution	Europe distribution	APJ distribution	Hyve Solutions	Consolidated

Three Months ended May 31, 2025
Revenue	$7,486,566	$4,676,539	$793,665	$1,989,545	$14,946,315
Less(1):
Cost of revenue	(6,935,981)	(4,365,435)	(728,478)	(1,870,048)	(13,899,942)
Gross profit	$550,585	$311,104	$65,187	$119,497	$1,046,373
Less(1):
Payroll and payroll related expenses(2)	$(226,752)	$(175,794)	$(32,769)	$(12,151)	$(447,466)
Depreciation(3)	(14,466)	(8,891)	(1,257)	(869)	(25,483)
Amortization of intangibles	(40,488)	(31,988)	(806)	—	(73,282)
Acquisition, integration and restructuring costs	(58)	(499)	(107)	—	(664)
Share-based compensation expense	(6,843)	(2,988)	(795)	(1,324)	(11,950)
Other segment items(4)	(79,047)	(58,055)	(11,729)	(10,558)	(159,389)
Operating income	$182,931	$32,889	$17,724	$94,595	$328,139
Reconciliation to consolidated income before tax
Interest expense and finance charges, net					(89,982)
Other expense, net					(79)
Income before income taxes					$238,078

	Americas distribution	Europe distribution	APJ distribution	Hyve Solutions	Consolidated

Six Months ended May 31, 2026
Revenue	$17,318,769	$12,280,943	$2,019,740	$5,116,559	$36,736,011
Less(1):
Cost of revenue	(16,069,511)	(11,475,549)	(1,856,009)	(4,743,335)	(34,144,404)
Gross profit	$1,249,258	$805,394	$163,731	$373,224	$2,591,607
Less(1):
Payroll and payroll related expenses(2)	$(492,127)	$(408,196)	$(71,796)	$(19,624)	$(991,743)
Depreciation(3)	(28,729)	(16,720)	(2,548)	(1,462)	(49,459)
Amortization of intangibles	(82,405)	(67,007)	(1,954)	—	(151,366)
Acquisition, integration and restructuring costs	(4,201)	1,335	(134)	—	(3,000)
Share-based compensation expense	(21,685)	(11,729)	(2,457)	(5,649)	(41,520)
Other segment items(4)	(180,721)	(123,062)	(29,810)	(12,204)	(345,797)
Operating income	$439,390	$180,015	$55,032	$334,285	$1,008,722
Reconciliation to consolidated income before tax
Interest expense and finance charges, net					(184,375)
Other income, net					27,994
Income before income taxes					$852,341

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended May 31, 2026 and 2025
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)

	Americas distribution	Europe distribution	APJ distribution	Hyve Solutions	Consolidated

Six Months ended May 31, 2025
Revenue	$14,557,098	$9,634,795	$1,564,027	$3,722,102	$29,478,022
Less(1):
Cost of revenue	(13,504,775)	(8,997,176)	(1,441,905)	(3,489,787)	(27,433,643)
Gross profit	$1,052,323	$637,619	$122,122	$232,315	$2,044,379
Less(1):
Payroll and payroll related expenses(2)	$(454,907)	$(336,950)	$(63,610)	$(24,163)	$(879,630)
Depreciation(3)	(28,716)	(16,849)	(2,515)	(1,453)	(49,533)
Amortization of intangibles	(80,905)	(62,177)	(1,607)	—	(144,689)
Acquisition, integration and restructuring costs	(382)	(1,125)	(219)	—	(1,726)
Share-based compensation expense	(18,663)	(9,800)	(2,125)	(3,223)	(33,811)
Other segment items(4)	(153,708)	(109,909)	(23,751)	(15,024)	(302,392)
Operating income	$315,042	$100,809	$28,295	$188,452	$632,598
Reconciliation to consolidated income before tax
Interest expense and finance charges, net					(177,862)
Other expense, net					(1,775)
Income before income taxes					$452,961
(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2) Represents payroll costs for each reportable segment that are recorded within selling, general and administrative expenses.
(3) Represents depreciation recorded within selling, general and administrative expenses. Excludes depreciation recorded within cost of revenue, which totaled $4.7 million and $4.8 million in the three months ended May 31, 2026 and 2025, respectively, and $9.1 million in both the six months ended May 31, 2026 and 2025.
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
For the three and six months ended May 31, 2026 and 2025
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related Notes included elsewhere in this Report. All financial data included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section are in thousands, except as otherwise indicated. Amounts in certain tables may not add or compute due to rounding.

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
We group our Hyve Solutions business offerings into two service offerings, Manufacturing and Supply Chain Services. Manufacturing primarily provides Original Design Manufacturing (“ODM”) and Contract Manufacturing (“CM”). Supply Chain Services primarily provides data center support, supply continuity and integrated supply chain orchestration.

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
Results of Operations
The following table sets forth, for the indicated periods, data as percentages of total revenue:

	Three Months Ended		Six Months Ended
Consolidated Statements of Operations Data:	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	(93.16)%	(93.00)%	(92.95)%	(93.06)%
Gross profit	6.84%	7.00%	7.05%	6.94%
Selling, general and administrative expenses	(4.19)%	(4.80)%	(4.30)%	(4.79)%
Operating income	2.65%	2.20%	2.75%	2.15%
Interest expense and finance charges, net	(0.50)%	(0.61)%	(0.51)%	(0.60)%
Other income (expense), net	0.05%	—%	0.08%	(0.01)%
Income before income taxes	2.20%	1.59%	2.32%	1.54%
Provision for income taxes	(0.49)%	(0.35)%	(0.52)%	(0.34)%
Net income	1.71%	1.24%	1.80%	1.20%

Certain Non-GAAP Financial Information
In addition to disclosing financial results that are determined in accordance with GAAP, we also disclose certain non-GAAP financial information, including:
•Revenue in constant currency, which is revenue adjusted for the translation effect of foreign currencies so that certain financial results can be viewed without the impact of fluctuations in foreign currency exchange rates, thereby facilitating period-to-period comparisons of our business performance. Revenue in constant currency is calculated by translating the revenue for the three and six months ended May 31, 2026 in the billing currency using the comparable prior period currency conversion rate. Generally, when the dollar either strengthens or weakens against other currencies, the growth at constant currency rates will be higher or lower than growth reported at actual exchange rates.
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
•Non-GAAP net income, which is net income, adjusted to exclude acquisition, integration and restructuring costs, amortization of intangible assets, share-based compensation expense, realized gains upon sale of certain equity securities ("gain on investments") and income taxes related to the aforementioned items.
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
Gain on investments includes benefits recorded in other income (expense), net during the first and second quarters of fiscal 2026 resulting from realized gains upon sale of certain equity securities.
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

Three and Six Months Ended May 31, 2026 and 2025:
Revenue
The following table summarizes our revenue and change in revenue by reportable segment for the three and six months ended May 31, 2026 and 2025:

	Three Months Ended			Six Months Ended
Revenue in constant currency	May 31, 2026	May 31, 2025	Percent Change	May 31, 2026	May 31, 2025	Percent Change

Consolidated
Revenue	$19,574,813	$14,946,315	31.0%	$36,736,011	$29,478,022	24.6%
Impact of changes in foreign currencies	(280,184)	—		(988,748)	—
Revenue in constant currency	$19,294,629	$14,946,315	29.1%	$35,747,263	$29,478,022	21.3%

Americas distribution
Revenue	$9,545,327	$7,486,566	27.5%	$17,318,769	$14,557,098	19.0%
Impact of changes in foreign currencies	(38,238)	—		(83,155)	—
Revenue in constant currency	$9,507,089	$7,486,566	27.0%	$17,235,614	$14,557,098	18.4%

Europe distribution
Revenue	$6,043,771	$4,676,539	29.2%	$12,280,943	$9,634,795	27.5%
Impact of changes in foreign currencies	(277,071)	—		(948,579)	—
Revenue in constant currency	$5,766,700	$4,676,539	23.3%	$11,332,364	$9,634,795	17.6%

APJ distribution
Revenue	$1,020,152	$793,665	28.5%	$2,019,740	$1,564,027	29.1%
Impact of changes in foreign currencies	35,125	—		42,986	—
Revenue in constant currency	$1,055,277	$793,665	33.0%	$2,062,726	$1,564,027	31.9%

Hyve Solutions
Revenue	$2,965,563	$1,989,545	49.1%	$5,116,559	$3,722,102	37.5%
Impact of changes in foreign currencies	—	—		—	—
Revenue in constant currency	$2,965,563	$1,989,545	49.1%	$5,116,559	$3,722,102	37.5%
Consolidated
•Three Months and Six Months Ended May 31, 2026 versus May 31, 2025 - Revenue and revenue in constant currency increased by $4.6 billion and $4.3 billion, respectively, during the three months ended May 31, 2026 and $7.3 billion and $6.3 billion, respectively, during the six months ended May 31, 2026. The increases are driven by growth in both our Advanced Solutions and Endpoint Solutions distribution portfolios as well as growth in Hyve Solutions, partially offset by a greater percentage of our sales being presented on a net basis due to the mix of products sold, which negatively impacted our revenue growth compared to the prior period by approximately 2% and 4%, respectively. The impact of changes in foreign currencies is primarily due to the strengthening of the euro against the U.S. dollar.

Americas distribution
•Three and Six Months Ended May 31, 2026 versus May 31, 2025 - Revenue and revenue in constant currency increased by $2.1 billion and $2.0 billion, respectively, during the three months ended May 31, 2026 and $2.8 billion and $2.7 billion, respectively during the six months ended May 31, 2026. The increases are driven by growth in both our Advanced Solutions and Endpoint Solutions portfolios in the region, along with a greater percentage of our sales being presented on a gross basis due to the mix of products sold, which positively impacted our revenue growth compared to the prior period by approximately 6% and 3%, respectively. The impact of changes in foreign currencies is primarily due to the strengthening of the Canadian dollar against the U.S. dollar.
Europe distribution
•Three and Six Months Ended May 31, 2026 versus May 31, 2025 - Revenue and revenue in constant currency increased by $1.4 billion and $1.1 billion, respectively, during the three months ended May 31, 2026 and $2.6 billion and $1.7 billion, respectively during the six months ended May 31, 2026. The increases are driven by growth in both our Advanced Solutions and Endpoint Solutions portfolios in the region, along with a greater percentage of our sales being presented on a gross basis due to the mix of products sold, which positively impacted our revenue growth compared to the prior period by approximately 7% and 4%, respectively. The impact of changes in foreign currencies is primarily due to the strengthening of the euro against the U.S. dollar.
APJ distribution
•Three and Six Months Ended May 31, 2026 versus May 31, 2025 - Revenue and revenue in constant currency increased by $226.5 million and $261.6 million, respectively, during the three months ended May 31, 2026 and $455.7 million and $498.7 million, respectively, during the six months ended May 31, 2026. The increases are driven by growth in both our Advanced Solutions and Endpoint Solutions portfolios in the region, partially offset by a greater percentage of our sales being presented on a net basis due to the mix of products sold, which negatively impacted our revenue growth compared to the prior period by approximately 2% and 1%, respectively. The impact of changes in foreign currencies is primarily due to the weakening of the Indian rupee and the Japanese yen against the U.S. dollar.
Hyve Solutions
•Three and Six Months Ended May 31, 2026 versus May 31, 2025 - Revenue and revenue in constant currency both increased by $976.0 million during the three months ended May 31, 2026 and $1.4 billion during the six months ended May 31, 2026, respectively. The increases are driven by growth in Manufacturing sales as well as Supply Chain Services, partially offset by a greater percentage of our sales being presented on a net basis due to a higher mix of sales under arrangements which operate under a customer-owned procurement model, which negatively impacted our revenue growth compared to the prior period by approximately 68% and 70%, respectively.
Gross Profit

	Three Months Ended			Six Months Ended
Gross profit & gross margin - Consolidated	May 31, 2026	May 31, 2025	Percent Change	May 31, 2026	May 31, 2025	Percent Change

Revenue	$19,574,813	$14,946,315	31.0%	$36,736,011	$29,478,022	24.6%

Gross profit	$1,339,461	$1,046,373	28.0%	$2,591,607	$2,044,379	26.8%

Gross margin	6.84%	7.00%		7.05%	6.94%
Our gross margin is affected by a variety of factors, including competition, selling prices, mix of products, the percentage of revenue that is presented on a net basis, product costs along with rebate and discount programs from our suppliers, reserves or settlement adjustments, freight costs, inventory losses and fluctuations in revenue.
Three Months Ended May 31, 2026 versus May 31, 2025
•Gross profit increased primarily due to the increase in revenue due to growth in our Advanced Solutions and Endpoint Solutions distribution portfolios and in Hyve Solutions where both Manufacturing and Supply Chain Services experienced growth. The impact of changes in foreign currencies had a favorable impact on gross profit of approximately $19 million.

•Gross margin decreased primarily due to product mix in Hyve Solutions, partially offset by the impact of the presentation of additional revenue on a net basis primarily in our Hyve Solutions portfolio which positively impacted our gross margin by approximately 12 basis points.
Six Months Ended May 31, 2026 versus May 31, 2025
•Gross profit increased primarily due to the increase in revenue due to growth in our Advanced Solutions and Endpoint Solutions distribution portfolios and in Hyve Solutions where both Manufacturing and Supply Chain Services experienced growth. The impact of changes in foreign currencies had a favorable impact on gross profit of approximately $66 million.
•Gross margin increased primarily due to the presentation of additional revenues on a net basis primarily in our Hyve Solutions portfolio, which positively impacted our gross margin by approximately 24 basis points, partially offset by a decline in Hyve Solutions margins due to product mix.
Selling, General and Administrative ("SG&A") Expenses

	Three Months Ended			Six Months Ended
	May 31, 2026	May 31, 2025	Percent Change	May 31, 2026	May 31, 2025	Percent Change

Gross profit	$1,339,461	$1,046,373	28.0%	$2,591,607	$2,044,379	26.8%

Selling, general and administrative expenses	$820,099	$718,234	14.2%	$1,582,885	$1,411,781	12.1%
Acquisition, integration and restructuring costs	(2,116)	(664)		$(3,000)	$(1,726)
Amortization of intangibles	(75,663)	(73,282)		(151,366)	(144,689)
Share-based compensation	(17,875)	(11,950)		(41,520)	(33,811)
Adjusted selling, general and administrative expenses	$724,445	$632,338	14.6%	$1,386,999	$1,231,555	12.6%

Selling, general and administrative expenses as a percent of gross profit	61.2%	68.6%		61.1%	69.1%
Adjusted selling, general and administrative expenses as a percent of gross profit	54.1%	60.4%		53.5%	60.2%
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
Three and Six Months Ended May 31, 2026 versus May 31, 2025
•SG&A expenses and adjusted SG&A expenses increased primarily due to higher personnel costs, higher credit costs, and the impact of changes in foreign currencies, which had an unfavorable impact of approximately $15 million and $48 million for the three and six months ended May 31, 2026, respectively.
•SG&A expenses as a percentage of gross profit and adjusted SG&A expenses as a percentage of gross profit decreased due to our increase in gross profit from growth in both our Advanced Solutions and Endpoint Solutions distribution portfolios and in Hyve Solutions, partially offset by higher personnel and credit costs.
Operating Income
The following tables provide an analysis of operating income and non-GAAP operating income on a consolidated and reportable segment basis as well as a reconciliation of operating income to non-GAAP operating income on a consolidated and reportable segment basis for the three and six months ended May 31, 2026 and 2025:

	Three Months Ended			Six Months Ended
Operating income & operating margin - Consolidated	May 31, 2026	May 31, 2025	Percent Change	May 31, 2026	May 31, 2025	Percent Change

Revenue	$19,574,813	$14,946,315	31.0%	$36,736,011	$29,478,022	24.6%

Operating income	$519,362	$328,139	58.3%	$1,008,722	$632,598	59.5%
Acquisition, integration and restructuring costs	2,116	664		3,000	1,726
Amortization of intangibles	75,663	73,282		151,366	144,689
Share-based compensation	17,875	11,950		41,520	33,811
Non-GAAP operating income	$615,016	$414,035	48.5%	$1,204,608	$812,824	48.2%

Operating margin	2.65%	2.20%		2.75%	2.15%
Non-GAAP operating margin	3.14%	2.77%		3.28%	2.76%
Consolidated - Three and Six Months Ended May 31, 2026 versus May 31, 2025
•Operating income and non-GAAP operating income increased primarily due to an increase in revenue, partially offset by higher personnel costs and higher credit costs.
•Operating margin and non-GAAP operating margin increased primarily due to increased operating leverage resulting from the increase in revenue, along with impacts from the presentation of additional revenues on a net basis due to the mix of products sold. The presentation of additional revenues on a net basis positively impacted our operating margin and non-GAAP operating margin by approximately 5 and 6 basis points, respectively, during the three months ended May 31, 2026, and 10 and 11 basis points, respectively, during the six months ended May 31, 2026.

	Three Months Ended			Six Months Ended
Operating income & operating margin - Americas distribution	May 31, 2026	May 31, 2025	Percent Change	May 31, 2026	May 31, 2025	Percent Change

Revenue	$9,545,327	$7,486,566	27.5%	$17,318,769	$14,557,098	19.0%

Operating income	$243,249	$182,931	33.0%	$439,390	$315,042	39.5%
Acquisition, integration and restructuring costs	2,130	58		4,201	382
Amortization of intangibles	41,213	40,488		82,405	80,905
Share-based compensation	9,969	6,843		21,685	18,663
Non-GAAP operating income	$296,561	$230,320	28.8%	$547,681	$414,992	32.0%

Operating margin	2.55%	2.44%		2.54%	2.16%
Non-GAAP operating margin	3.11%	3.08%		3.16%	2.85%
Americas distribution - Three and Six Months Ended May 31, 2026 versus May 31, 2025
•Operating income and non-GAAP operating income increased, primarily due to revenue growth, partially offset by higher personnel costs and higher credit costs.
•Operating margin and non-GAAP operating margin increased primarily due to increased operating leverage resulting from the increase in revenue, partially offset by impacts from the presentation of additional revenues on a gross basis due to the mix of products sold. The presentation of additional revenues on a gross basis negatively impacted our operating margin and non-GAAP operating margin by approximately 12 and 15 basis points, respectively, during the three months ended May 31, 2026, and 6 and 7 basis points, respectively, during the six months ended May 31, 2026.

	Three Months Ended			Six Months Ended
Operating income & operating margin - Europe distribution	May 31, 2026	May 31, 2025	Percent Change	May 31, 2026	May 31, 2025	Percent Change

Revenue	$6,043,771	$4,676,539	29.2%	$12,280,943	$9,634,795	27.5%

Operating income	$72,110	$32,889	119.3%	$180,015	$100,809	78.6%
Acquisition, integration and restructuring costs	(37)	499		(1,335)	1,125
Amortization of intangibles	33,472	31,988		67,007	62,177
Share-based compensation	4,613	2,988		11,729	9,800
Non-GAAP operating income	$110,158	$68,364	61.1%	$257,416	$173,911	48.0%

Operating margin	1.19%	0.70%		1.47%	1.05%
Non-GAAP operating margin	1.82%	1.46%		2.10%	1.81%
Europe distribution - Three and Six Months Ended May 31, 2026 versus May 31, 2025
•Operating income and non-GAAP operating income increased primarily due to an increase in revenue, along with an increase in gross margin in our Endpoint Solutions portfolio in the region, partially offset by higher personnel costs and by a decrease in gross margin in our Advanced Solutions portfolio in the region.
•Operating margin and non-GAAP operating margin increased primarily due to increased operating leverage resulting from the increase in revenue, partially offset by the effects of a greater percentage of our revenue being presented on a gross basis due to the mix of products sold, which negatively impacted our operating margin and non-GAAP operating margin by approximately 7 and 10 basis points during the three months ended May 31, 2026, and by 4 and 6 basis points during the six months ended May 31, 2026, respectively.

	Three Months Ended			Six Months Ended
Operating income & operating margin - APJ distribution	May 31, 2026	May 31, 2025	Percent Change	May 31, 2026	May 31, 2025	Percent Change

Revenue	$1,020,152	$793,665	28.5%	$2,019,740	$1,564,027	29.1%

Operating income	$25,192	$17,724	42.1%	$55,032	$28,295	94.5%
Acquisition, integration and restructuring costs	23	107		134	219
Amortization of intangibles	978	806		1,954	1,607
Share-based compensation	1,096	795		2,457	2,125
Non-GAAP operating income	$27,289	$19,432	40.4%	$59,577	$32,246	84.8%

Operating margin	2.47%	2.23%		2.72%	1.81%
Non-GAAP operating margin	2.67%	2.45%		2.95%	2.06%
APJ distribution - Three Months Ended May 31, 2026 versus May 31, 2025
•Operating income and non-GAAP operating income increased primarily due to revenue growth, partially offset by higher personnel costs.
•Operating margin and non-GAAP operating margin increased primarily due to increased operating leverage resulting from the increase in revenue.

APJ distribution - Six Months Ended May 31, 2026 versus May 31, 2025
•Operating income and non-GAAP operating income increased primarily due to revenue growth, partially offset by higher personnel costs.
•Operating margin and non-GAAP operating margin increased primarily due to increased operating leverage resulting from the increase in revenue, along with an increase in gross margin.

	Three Months Ended			Six Months Ended
Operating income & operating margin - Hyve Solutions	May 31, 2026	May 31, 2025	Percent Change	May 31, 2026	May 31, 2025	Percent Change

Revenue	$2,965,563	$1,989,545	49.1%	$5,116,559	$3,722,102	37.5%

Operating income	$178,811	$94,595	89.0%	$334,285	$188,452	77.4%
Share-based compensation	2,197	1,324		5,649	3,223
Non-GAAP operating income	$181,008	$95,919	88.7%	$339,934	$191,675	77.3%

Operating margin	6.03%	4.75%		6.53%	5.06%
Non-GAAP operating margin	6.10%	4.82%		6.64%	5.15%
Hyve Solutions - Three and Six Months Ended May 31, 2026 versus May 31, 2025
•Operating income and non-GAAP operating income increased primarily due to strong growth in Manufacturing as well as Supply Chain Services.
•Operating margin and non-GAAP operating margin increased primarily due to a greater percentage of our sales being presented on a net basis due to a higher mix of sales under arrangements which operate under a customer-owned procurement model. This positively impacted our operating margin and non-GAAP operating margin by approximately 189 and 190 basis points, respectively, for the three months ended May 31, 2026, and 220 and 223 basis points, respectively, for the six months ended May 31, 2026.
Interest Expense and Finance Charges, Net

	Three Months Ended			Six Months Ended
	May 31, 2026	May 31, 2025	Percent Change	May 31, 2026	May 31, 2025	Percent Change

Interest expense and finance charges, net	$97,841	$89,982	8.7%	$184,375	$177,862	3.7%
Percentage of revenue	0.50%	0.61%		0.51%	0.60%
Amounts recorded in interest expense and finance charges, net, consist primarily of interest expense on our Senior Notes, our lines of credit, our accounts receivable securitization facility and our term loans, and fees associated with the sale of accounts receivable, partially offset by income earned on our cash investments.
Three and Six Months Ended May 31, 2026 versus May 31, 2025
Interest expense and finance charges, net increased, primarily driven by increased costs associated with the sale of accounts receivable due to higher volumes of sold receivables. Accounts receivable discount fees for these programs totaled $23.4 million and $13.5 million in the three months ended May 31, 2026 and 2025, respectively, and $44.2 million and $25.5 million in the six months ended May 31, 2026 and 2025, respectively. This impact was partially offset by lower average interest rates.

Other Income (Expense), Net

	Three Months Ended			Six Months Ended
	May 31, 2026	May 31, 2025	Change in Dollars	May 31, 2026	May 31, 2025	Change in Dollars

Other income (expense), net	$8,412	$(79)	$8,491	$27,994	$(1,775)	$29,769
Percentage of revenue	0.05%	—%		0.08%	(0.01)%
Amounts recorded as other income (expense), net include foreign currency transaction gains and losses on certain financing transactions and the related derivative instruments used to hedge such financing transactions, the cost of hedging, investment gains and losses, and other non-operating gains and losses, such as settlements received from class action lawsuits.
Three and Six Months Ended May 31, 2026 versus May 31, 2025
Other income (expense), net improved primarily due to gains recognized on sales of investments in equity securities of $10.8 million and $33.1 million during the three and six months ended May 31, 2026, respectively.
Provision for Income Taxes

	Three Months Ended			Six Months Ended
	May 31, 2026	May 31, 2025	Percent Change	May 31, 2026	May 31, 2025	Percent Change

Provision for income taxes	$95,845	$53,157	80.3%	$191,338	$100,503	90.4%
Percentage of income before income taxes	22.29%	22.33%		22.45%	22.19%
Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions. Income taxes for the interim periods presented have been included in the accompanying Consolidated Financial Statements on the basis of an estimated annual effective tax rate.
Three Months Ended May 31, 2026 versus May 31, 2025
Income tax expense increased primarily due to higher income during the period. The effective tax rate was relatively flat due to an increase related to the relative mix of earnings within the taxing jurisdictions in which we operate, offset by a valuation allowance release resulting from the sale of investments in equity securities.
Six Months Ended May 31, 2026 versus May 31, 2025
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

Net Income and Diluted EPS
The following tables present net income and diluted EPS as well as a reconciliation of our most comparable GAAP measures to the related non-GAAP measures presented:

	Three Months Ended		Six Months Ended
Net income - Consolidated	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025

Net Income	$334,088	$184,921	$661,003	$352,458
Acquisition, integration and restructuring costs	2,116	664	3,000	1,726
Amortization of intangibles	75,663	73,282	151,366	144,689
Share-based compensation	17,875	11,950	41,520	33,811
Gain on investments	(10,753)	—	(33,107)	—
Income taxes related to the above	(28,565)	(20,300)	(50,791)	(44,796)
Non-GAAP net income	$390,424	$250,517	$772,991	$487,888

	Three Months Ended		Six Months Ended
Diluted EPS	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Diluted EPS(1)	$4.15	$2.21	$8.19	$4.19
Acquisition, integration and restructuring costs	0.03	0.01	0.04	0.02
Amortization of intangibles	0.94	0.87	1.88	1.71
Share-based compensation	0.22	0.14	0.51	0.40
Gain on investments	(0.13)	—	(0.41)	—
Income taxes related to the above	(0.36)	(0.24)	(0.63)	(0.53)
Non-GAAP diluted EPS(1)	$4.85	$2.99	$9.58	$5.79
_________________________
(1) Diluted EPS is calculated using the two-class method. Unvested restricted stock awards granted to employees, as well as vested but unexercised common stock warrants, are considered participating securities. For purposes of calculating diluted EPS, net income allocated to participating securities was approximately 0.9% of net income for all periods presented.

Liquidity and Capital Resources
Cash Conversion Cycle

		Three Months Ended
		May 31, 2026	November 30, 2025	May 31, 2025

Days sales outstanding ("DSO")
Revenue	(a)	$19,574,813	$17,379,140	$14,946,315
Accounts receivable, net	(b)	12,995,129	11,707,581	10,127,960
Days sales outstanding	(c) = ((b)/(a))*the number of days during the period	61	61	62

Days inventory outstanding ("DIO")
Cost of revenue	(d)	$18,235,352	$16,184,390	$13,899,942
Inventories	(e)	13,894,044	9,504,340	8,655,741
Days inventory outstanding	(f) = ((e)/(d))*the number of days during the period	70	53	57

Days payable outstanding ("DPO")
Cost of revenue	(g)	$18,235,352	$16,184,390	$13,899,942
Accounts payable	(h)	21,179,061	17,624,254	14,542,575
Days payable outstanding	(i) = ((h)/(g))*the number of days during the period	107	98	96

Cash conversion cycle ("CCC")	(j) = (c)+(f)-(i)	24	16	23
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
•CCC was 24 days as of May 31, 2026, and 16 and 23 days as of November 30, 2025 and May 31, 2025, respectively.
•CCC increased as compared to both November 30, 2025 and May 31, 2025 primarily due to an increase in our DIO as inventory balances increased primarily to support growth in our business, partially offset by an increase in our DPO due to a corresponding increase in our accounts payable.
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

Operating Activities - Six Months Ended May 31, 2026 versus May 31, 2025
Net cash used in operating activities was $1.2 billion and $174.8 million, respectively. The increase in net cash used in operating activities was primarily due to a larger increase in inventory to support growth in our business, along with a year-over-year increase in accounts receivable due to the current year sales growth. These impacts were partially offset by a year-over-year increase in accounts payable correlated with the increase in inventory, along with the increase in net income.
Investing Activities - Six Months Ended May 31, 2026 versus May 31, 2025
Net cash used in investing activities was $65.5 million and $71.1 million, respectively. The decrease in net cash used in investing activities is primarily due to cash received on the sale of investments in equity securities of $42.7 million, partially offset by an increase in capital expenditures of $28.2 million.
Financing Activities - Six Months Ended May 31, 2026 versus May 31, 2025
Net cash used in financing activities was $131.9 million and $126.6 million, respectively. The increase in net cash used in financing activities is primarily due to a decrease in net short-term borrowings to fund working capital requirements of $70.2 million, partially offset by a net decrease in payments for share repurchases of $57.2 million.
We believe our current cash balances, cash flows from operations and credit availability are sufficient to support our operating activities for at least the next twelve months.
Capital Resources
Our cash and cash equivalents totaled $1.1 billion and $2.4 billion as of May 31, 2026 and November 30, 2025, respectively. Our cash and cash equivalents held by international subsidiaries are generally no longer subject to U.S. federal tax on repatriation into the U.S. Repatriation of some foreign balances is restricted by local laws. If in the future we repatriate foreign cash back to the U.S., we will report in our Consolidated Financial Statements the impact of state and withholding taxes depending upon the planned timing and manner of such repatriation. Presently, we believe we have sufficient resources, cash flow and liquidity within the U.S. to fund current and expected future working capital, investment and other general corporate funding requirements.
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
Credit Facilities and Borrowings
In the U.S., we have an accounts receivable securitization program to provide additional capital for our operations (the "U.S. AR Arrangement"). Under the terms of the U.S. AR Arrangement, we and our subsidiaries that are party to the U.S. AR Arrangement can borrow up to a maximum of $1.5 billion based upon eligible trade accounts receivable. The U.S. AR Arrangement, as amended, has a maturity date of January 20, 2028. We also have an amended and restated credit agreement, dated as of April 16, 2024 (as amended, the "TD SYNNEX Credit Agreement"), pursuant to which we received commitments for the extension of a senior unsecured revolving credit facility not to exceed an aggregate principal amount of $3.5 billion, which revolving credit facility (the "TD SYNNEX Revolving Credit Facility") may, at our request but subject to the lenders' discretion, potentially be increased by up to an aggregate amount of $500.0 million. Our borrowings on these facilities vary within the period primarily based on changes in our working capital. There were no amounts outstanding under the U.S. AR Arrangement or the TD SYNNEX Revolving Credit Facility at May 31, 2026 or November 30, 2025. As amended, the TD SYNNEX Revolving Credit Facility will mature on April 16, 2029, subject, in the lender's discretion, to two one-year extensions upon our prior notice to the lenders.
On April 19, 2024, we entered into a Term Loan Credit Agreement (the "2024 Term Loan Credit Agreement") which provides for a senior unsecured term loan in the amount of $750.0 million (the "2024 Term Loan"). The 2024 Term Loan will mature on September 1, 2027.

We have various other committed and uncommitted lines of credit with financial institutions, short-term loans, term loans, credit facilities and book overdraft facilities, totaling approximately $856.5 million in borrowing capacity as of May 31, 2026. Our borrowings on these facilities vary within the period primarily based on changes in our working capital. There was $426.0 million outstanding on these facilities at May 31, 2026, at a weighted average interest rate of 6.92%, and there was $319.3 million outstanding on these facilities at November 30, 2025, at a weighted average interest rate of 5.72%.
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
We had total outstanding borrowings of approximately $4.7 billion and $4.6 billion as of May 31, 2026 and November 30, 2025, respectively. Our outstanding borrowings include Senior Notes of $3.6 billion as of both May 31, 2026 and November 30, 2025, and the 2024 Term Loan of $750.0 million as of both May 31, 2026 and November 30, 2025. For additional information on our borrowings, see Note 9 – Borrowings to the Consolidated Financial Statements included in Part I, Item 1 of this Report.
Accounts Receivable Purchase Agreements
We have uncommitted accounts receivable purchase agreements under which trade accounts receivable owed by certain customers may be acquired, without recourse, by certain financial institutions. Available capacity under these programs is dependent upon the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. In addition, certain of these programs also require that we continue to service, administer and collect the sold accounts receivable. At May 31, 2026 and November 30, 2025, we had a total of $2.3 billion and $1.8 billion, respectively, of trade accounts receivable sold to and held by financial institutions under these programs. Discount fees for these programs totaled $23.4 million and $44.2 million in the three and six months ended May 31, 2026, respectively, and $13.5 million and $25.5 million in the three and six months ended May 31, 2025, respectively.
Supplier Finance Programs
We have certain arrangements with third-party financial institutions ("Supplier Finance Programs"), which facilitate the participating vendors’ ability to sell their accounts receivable from us to the third-party financial institutions, at the sole discretion of these vendors. We are not party to the agreements between the vendor and the third-party financial institution. As part of these arrangements, we generally receive more favorable payment terms from our vendors. Our rights and obligations to our vendors, including amounts due, are generally not impacted by Supplier Finance Programs. However, we agree to make all payments to the third-party financial institutions, and our right to offset balances due from vendors against payment obligations is restricted by the agreements for those payment obligations that have been sold by the respective vendors. As of May 31, 2026 and November 30, 2025, we had $3.8 billion and $3.7 billion, respectively, in obligations outstanding under these programs included in "Accounts payable" in our Consolidated Balance Sheets.
Share Repurchase Program
In March 2024, our Board of Directors authorized a $2.0 billion share repurchase program pursuant to which we may repurchase our outstanding common stock from time to time in the open market or through privately negotiated transactions, including pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. This share repurchase authorization does not have an expiration date. We repurchased 583 thousand shares of common stock for $112.4 million and 1.1 million shares for $192.1 million in the three and six months ended May 31, 2026, respectively, and 1.4 million shares for $148.8 million and 2.1 million shares for $249.3 million during the three and six months ended May 31, 2025, respectively. As of May 31, 2026, we had $1.0 billion available for future repurchases of our common stock. For additional information on our share repurchase program, see Note 4 – Stockholders' Equity to the Consolidated Financial Statements included in Part I, Item 1 of this Report.

Covenant Compliance
Our credit facilities have a number of covenants and restrictions that require us to maintain specified financial ratios. They also limit our (or our subsidiaries', as applicable) ability to incur additional debt or liens, enter into agreements with affiliates, modify the nature of our business, and merge or consolidate. As of May 31, 2026, we were in compliance with all material financial covenants for the above arrangements.
Critical Accounting Policies and Estimates
During the six months ended May 31, 2026, there were no material changes to our critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2025.
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
The following table presents information with respect to purchases of common stock by the Company under the share repurchase program during the quarter ended May 31, 2026:

	Issuer Purchases of Equity Securities (amounts in thousands except for per share amounts)
Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or program	Maximum dollar value of shares that may yet be purchased under the plans or programs
March 1 - March 31, 2026	183	$156.71	183	$1,079,468
April 1 - April 30, 2026	288	199.49	288	1,022,019
May 1 - May 31, 2026	112	233.76	112	995,878
Total	583	$192.60	583
_________________________
(1) Excludes excise taxes, whether accrued or paid, and excludes broker's commissions.
As previously reported in the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2026, on May 30, 2026, we issued a warrant (the “Warrant”) to Amazon.com NV Investment Holdings LLC to acquire up to 3,238,066 shares of our common stock (the “Warrant Shares”). Of these Warrant Shares, 215,871 vest immediately at an exercise price of $0.01 per share. The remaining 3,022,195 Warrant Shares vest in tranches, at an exercise price of $191.10 per Warrant Share, upon the attainment of specified payment thresholds based on aggregate qualifying payments to the Company in consideration for qualifying sales transactions. The Warrant expires on May 30, 2033. Upon the consummation of an acquisition transaction, subject to certain exceptions, all unvested Warrant Shares will vest in full. The issuance of the Warrant and the Warrant Shares has not been registered under the Securities Act of 1933 (the “Securities Act”) or under any state securities law. The Company believes that the transaction is exempt from registration under Section 4(a)(2) of the Securities Act. For further details, refer to Note 3 - Share-based Compensation to the Consolidated Financial Statements included in Part I, Item 1 of this Report.
ITEM 5. Other Information
Trading Arrangements
During the three months ended May 31, 2026, none of the Company's directors or officers adopted, amended, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as those terms are defined in Regulation S-K, Item 408.

ITEM 6. Exhibits

Exhibit Number	Description of Document

3(i).1	Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(i).1 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2026).

3(ii).1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3(ii).1 to the Company’s Current Report on Form 8-K filed on March 27, 2026).

4.1+
Warrant to Purchase Common Stock, dated May 30, 2026, issued to Amazon.com NV Investment Holdings LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 3, 2026).

10.1#	Offer Letter with Dennis Polk dated May 5, 2026 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 11, 2026).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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
Date: July 2, 2026
TD SYNNEX CORPORATION

By:	/s/ Patrick Zammit
Patrick Zammit
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

By:	/s/ David Jordan
David Jordan
Chief Financial Officer
(Duly authorized officer and principal financial officer)