Form 10-Q
period 2026-08-31
TD SYNNEX CORP
filed 2026-10-01
CIK 1177394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 23, 2026
Common Stock, par value $0.001 per share	79,777,511

TD SYNNEX CORPORATION
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
TD SYNNEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(currency and share amounts in thousands, except par value)
(unaudited)

	August 31, 2026	November 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$749,302	$2,435,389
Accounts receivable, net	14,953,804	11,707,581
Receivables from vendors, net	915,407	972,658
Inventories	15,291,597	9,504,340
Other current assets	983,781	669,470
Total current assets	32,893,891	25,289,438
Property and equipment, net	565,111	496,291
Goodwill	4,108,529	4,099,297
Intangible assets, net	3,559,885	3,774,952
Other assets, net	717,067	590,920
Total assets	$41,844,483	$34,250,898

LIABILITIES AND EQUITY
Current liabilities:
Borrowings, current	$1,926,400	$1,018,321
Accounts payable	22,442,942	17,624,254
Other accrued liabilities	3,237,907	2,318,265
Total current liabilities	27,607,249	20,960,840
Long-term borrowings	3,595,337	3,592,130
Other long-term liabilities	524,345	447,981
Deferred tax liabilities	815,749	799,518
Total liabilities	32,542,680	25,800,469
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 200,000 shares authorized, 99,012 shares issued as of both August 31, 2026 and November 30, 2025	99	99
Additional paid-in capital	7,535,960	7,431,231
Treasury stock, 19,953 and 18,912 shares as of August 31, 2026 and November 30, 2025, respectively	(2,287,489)	(2,038,528)
Accumulated other comprehensive loss	(345,422)	(379,433)
Retained earnings	4,398,655	3,437,060
Total stockholders' equity	9,301,803	8,450,429
Total liabilities and equity	$41,844,483	$34,250,898
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(currency and share amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2026	August 31, 2025	August 31, 2026	August 31, 2025
Revenue	$21,558,406	$15,650,924	$58,294,417	$45,128,946
Cost of revenue	(20,132,992)	(14,521,071)	(54,277,396)	(41,954,714)
Gross profit	1,425,414	1,129,853	4,017,021	3,174,232
Selling, general and administrative expenses	(782,535)	(746,196)	(2,365,420)	(2,157,977)
Operating income	642,879	383,657	1,651,601	1,016,255
Interest expense and finance charges, net	(120,518)	(91,188)	(304,893)	(269,050)
Other income (expense), net	32,889	792	60,883	(983)
Income before income taxes	555,250	293,261	1,407,591	746,222
Provision for income taxes	(139,010)	(66,466)	(330,348)	(166,969)
Net income	$416,240	$226,795	$1,077,243	$579,253
Earnings per common share:
Basic	$5.20	$2.76	$13.41	$6.95
Diluted	$5.18	$2.74	$13.37	$6.92
Weighted-average common shares outstanding:
Basic	79,213	81,561	79,570	82,593
Diluted	79,413	81,901	79,777	82,928
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(currency in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2026	August 31, 2025	August 31, 2026	August 31, 2025
Net income	$416,240	$226,795	$1,077,243	$579,253
Other comprehensive (loss) income:
Unrealized gains (losses) on cash flow hedges during the period, net of tax (expense) benefit of ($270) and $311 for the three months ended August 31, 2026 and 2025, respectively, and $(623) and $311 for the nine months ended August 31, 2026 and 2025, respectively.	740	(788)	3,145	(2,414)
Reclassification of net (gains) losses on cash flow hedges to net income, net of tax expense (benefit) of $382 and ($300) for the three months ended August 31, 2026 and 2025, respectively, and $638 and ($306) for the nine months ended August 31, 2026 and 2025, respectively.	(1,567)	1,707	(3,466)	2,086
Net change in unrealized (losses) gains on cash flow hedges, net of taxes	(827)	919	(321)	(328)
Foreign currency translation adjustments and other, net of tax (expense) benefit of ($1,857) and $2,896 for the three months ended August 31, 2026 and 2025, respectively, and ($262) and $15,699 for the nine months ended August 31, 2026 and 2025, respectively.	(17,666)	68,572	34,332	312,382
Other comprehensive (loss) income	(18,493)	69,491	34,011	312,054
Comprehensive income	$397,747	$296,286	$1,111,254	$891,307
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(currency in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2026	August 31, 2025	August 31, 2026	August 31, 2025
Total stockholders' equity, beginning balance	$8,950,359	$8,342,367	$8,450,429	$8,035,434

Common stock and additional paid-in capital:
Beginning balance	7,454,624	7,448,213	7,431,330	7,437,787
Share-based compensation	16,251	12,427	57,771	46,238
Treasury stock reissued for employee benefit plans	(556)	(2,828)	(18,782)	(26,213)
Provision for common stock warrants	65,740	—	65,740	—
Ending balance	7,536,059	7,457,812	7,536,059	7,457,812

Treasury stock:
Beginning balance	(2,198,129)	(1,737,413)	(2,038,528)	(1,513,017)
Repurchases of common stock for tax withholdings on equity awards	(789)	(508)	(7,471)	(9,340)
Reissuance of treasury stock for employee benefit plans	12,495	17,680	53,049	53,578
Repurchases of common stock	(101,066)	(175,323)	(294,539)	(426,785)
Ending balance	(2,287,489)	(1,895,564)	(2,287,489)	(1,895,564)

Retained earnings:
Beginning balance	4,020,793	3,034,121	3,437,060	2,755,781
Net income	416,240	226,795	1,077,243	579,253
Cash dividends declared	(38,378)	(36,300)	(115,648)	(110,418)
Ending balance	4,398,655	3,224,616	4,398,655	3,224,616

Accumulated other comprehensive loss:
Beginning balance	(326,929)	(402,554)	(379,433)	(645,117)
Other comprehensive (loss) income	(18,493)	69,491	34,011	312,054
Ending balance	(345,422)	(333,063)	(345,422)	(333,063)

Total stockholders' equity, ending balance	$9,301,803	$8,453,801	$9,301,803	$8,453,801

Cash dividends declared per share	$0.48	$0.44	$1.44	$1.32
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(currency in thousands)
(unaudited)

	Nine Months Ended
	August 31, 2026	August 31, 2025
Cash flows from operating activities:
Net income	$1,077,243	$579,253
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	316,196	309,141
Share-based compensation	57,771	46,238
Gains on investments	(33,107)	—
Provision for common stock warrants	14,502	—
Provision for doubtful accounts	32,556	21,707
Other	354	3,715
Changes in operating assets and liabilities, net of acquisition of businesses:
Accounts receivable, net	(3,276,790)	(266,185)
Receivables from vendors, net	58,330	143,309
Inventories	(5,783,606)	(654,499)
Accounts payable	4,797,793	135,837
Other operating assets and liabilities	660,564	(247,190)
Net cash (used in) provided by operating activities	(2,078,194)	71,326
Cash flows from investing activities:
Purchases of property and equipment	(158,853)	(103,989)
Acquisition of businesses, net of cash acquired	(7,786)	(77,453)
Settlement of net investment hedges	(22,699)	(347)
Proceeds from sale of investments in equity securities	42,734	—
Other	235	5,032
Net cash used in investing activities	(146,369)	(176,757)
Cash flows from financing activities:
Dividends paid	(115,648)	(110,418)
Proceeds from reissuance of treasury stock	34,267	27,365
Repurchases of common stock	(292,368)	(423,129)
Repurchases of common stock for tax withholdings on equity awards	(7,471)	(9,340)
Net borrowings on revolving credit loans	1,638,536	345,099
Principal payments on long-term debt	(714,783)	(15,541)
Cash paid for debt issuance costs	(4,759)	—
Other	(9,597)	—
Net cash provided by (used in) financing activities	528,177	(185,964)
Effect of exchange rate changes on cash and cash equivalents	10,299	106,367
Net decrease in cash and cash equivalents	(1,686,087)	(185,028)
Cash and cash equivalents at beginning of period	2,435,389	1,059,378
Cash and cash equivalents at end of period	$749,302	$874,350
(Amounts may not add or compute due to rounding)
The accompanying Notes are an integral part of these Consolidated Financial Statements (unaudited).

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2026 and 2025
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
The accompanying interim unaudited Consolidated Financial Statements as of August 31, 2026 and for the three and nine months ended August 31, 2026 and 2025 have been prepared by the Company, without audit, in accordance with the rules and regulations of the United States ("U.S.") Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2025.
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
For the three and nine months ended August 31, 2026 and 2025
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
The Company’s cash and cash equivalents and derivative instruments are transacted and maintained with financial institutions with high credit standing, and their compositions and maturities are regularly monitored by management. Through August 31, 2026, the Company has not experienced any material credit losses on such deposits and derivative instruments.
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
The following table provides revenue generated from products purchased from vendors that exceeded 10% of our consolidated revenue for the periods indicated (as a percent of consolidated revenue):

	Three Months Ended		Nine Months Ended
	August 31, 2026	August 31, 2025	August 31, 2026	August 31, 2025
Apple, Inc.	N/A(1)	11%	10%	12%
HP Inc.	N/A(1)	10%	N/A(1)	10%
_________________________
(1) Revenue generated from products purchased from this vendor was less than 10% of consolidated revenue during the period presented.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2026 and 2025
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
No single customer accounted for more than 10% of the Company's total revenue during the three and nine months ended August 31, 2026. One customer accounted for 11% of the Company's total revenue during both the three and nine months ended August 31, 2025. As of August 31, 2026 and November 30, 2025, no single customer comprised more than 10% of the consolidated accounts receivable balance.
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

The Company has uncommitted accounts receivable purchase agreements with global financial institutions under which trade accounts receivable of certain customers and their affiliates may be acquired, without recourse, by the financial institutions. Available capacity under these programs is dependent on the level of the Company’s trade accounts receivable with these customers and the financial institutions’ willingness to purchase such receivables. In addition, certain of these programs also require that the Company continue to service, administer and collect the sold accounts receivable. As of August 31, 2026 and November 30, 2025, accounts receivable sold to and held by the financial institutions under these programs were $2.1 billion and $1.8 billion, respectively. Discount fees related to the sale of trade accounts receivable under these facilities are included in “Interest expense and finance charges, net” in the Consolidated Statements of Operations. Discount fees for these programs totaled $28.6 million and $72.8 million in the three and nine months ended August 31, 2026, respectively and $18.0 million and $43.5 million in the three and nine months ended August 31, 2025, respectively.
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
For the three and nine months ended August 31, 2026 and 2025
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
The Company recognizes revenue on a net basis on certain contracts, where the Company’s performance obligation is to arrange for the products or services to be provided by another party or the rendering of logistics services for the delivery of inventory for which the Company does not assume the risks and rewards of ownership, by recognizing the margins earned in revenue with no associated cost of revenue. Such arrangements within the Company's distribution operating segments include supplier service contracts, post-contract software support services, cloud computing and software as a service arrangements, certain fulfillment contracts, and extended warranty contracts, and within the Company's Hyve Solutions operating segment include certain systems design and integration solutions and supply chain services arrangements.
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
During the second quarter of fiscal year 2026, the Company issued a warrant (the "Warrant") to a customer for the purchase of up to an aggregate of approximately 3.2 million shares of the Company's common stock ("Warrant Shares"). A portion of the Warrant Shares vested immediately, while the remaining Warrant Shares vest based on qualifying payments, as defined in the Warrant, for purchases of products and services over the term of the Warrant. The Company recorded an asset within both Other current assets and Other assets, net in the Consolidated Balance Sheets related to the portion of the Warrant Shares that vested immediately, and a corresponding increase in additional paid-in capital in the Consolidated Statements of Stockholders’ Equity. As reflected in the Consolidated Statements of Operations, a reduction of revenue is recognized based on qualifying revenues for both the amortization of the asset and the unvested Warrant Shares over the term of the Warrant, with the portion related to the unvested Warrant Shares recognized as a corresponding increase in additional paid-in capital. As this amount represents a non-cash reduction of revenue, it is included as an adjustment to reconcile net income to net cash flows from operating activities in the Consolidated Statements of Cash Flows. Refer to Note 3 – Share-Based Compensation for additional information.
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
For the three and nine months ended August 31, 2026 and 2025
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
In July 2025, the FASB issued an accounting standards update, ASU 2025-05, which creates a new optional practical expedient related to the estimation of future expected credit losses on accounts receivable. If elected, this expedient removes the requirement, when estimating expected credit losses, to consider changes in forecasted macroeconomic conditions, such as changes in unemployment rates or gross domestic product growth. Instead, companies electing the expedient may assume that current conditions as of the balance sheet date will not change for the remaining life of the asset. The amendments in ASU 2025-05 are effective for annual periods beginning after December 15, 2025, and interim periods within those annual periods, which for the Company would be the fiscal first quarter ending February 28, 2027. Early adoption is permitted and the amendments should be applied on a prospective basis. The Company will elect to adopt ASU 2025-05 prospectively during the first fiscal quarter ending February 28, 2027. The provisions are not expected to have a material impact on the Company's consolidated financial statements or related disclosures.
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
For the three and nine months ended August 31, 2026 and 2025
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
The following tables summarize the Company's share-based awards activity for stock incentive plans during the nine months ended August 31, 2026.
A summary of the changes in the Company's stock options is set forth below:

Stock options
Balances as of November 30, 2025	231
Exercised	(227)
Balances as of August 31, 2026	4
A summary of the changes in the Company's non-vested RSAs, RSUs and PSUs is presented below:

RSAs, RSUs and PSUs
Non-vested as of November 30, 2025	1,109
Granted	215
Vested	(118)
Attainment adjustments(1)	(4)
Cancelled	(41)
Non-vested as of August 31, 2026	1,161
(1) During the nine months ended August 31, 2026, the PSUs that vested were adjusted to reflect final attainment.
The Company recorded $16.3 million and $57.8 million of share-based compensation expense during the three and nine months ended August 31, 2026, respectively, and $12.4 million and $46.2 million during the three and nine months ended August 31, 2025, respectively, within "Selling, general and administrative expenses" in the Consolidated Statements of Operations for stock incentive plans.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2026 and 2025
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

Stock price	$246.22
Exercise price	$191.10
Expected life (years)	7
Risk free interest rate	4.29%
Expected volatility	33.13%
Dividend yield	0.93%
The calculated grant-date fair value of each Warrant Share subject to vesting based on qualifying payments was $116.15.
The following table summarizes the Warrant activity for the nine months ended August 31, 2026:

Non-vested as of November 30, 2025	—
Shares granted	3,238,066
Shares vested and exercisable	(215,871)
Non-vested as of August 31, 2026	3,022,195
Exercisable as of August 31, 2026(1)	215,871
_________________________
(1) There were no exercises for the nine months ended August 31, 2026.
The Company recorded $14.5 million in reductions of revenue related to the Warrant during the three and nine months ended August 31, 2026, with a corresponding increase to additional paid-in capital. This amount is presented as a non-cash adjustment to net income in the Consolidated Statements of Cash Flows.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2026 and 2025
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
As of August 31, 2026, the Company had $0.9 billion available for future repurchases of its common stock under the share repurchase program.
The Company's treasury stock activity during the nine months ended August 31, 2026, including common share repurchases, is summarized as follows:

	Shares	Weighted-average price per share
Treasury stock balance as of November 30, 2025	18,912	$107.79
Shares of treasury stock repurchased under share repurchase program (1)	1,484	197.05
Shares of treasury stock repurchased for tax withholdings on equity awards	42	177.92
Shares of treasury stock reissued for employee benefit plans	(485)	109.35
Treasury stock balance as of August 31, 2026	19,953	$114.64
_________________________
(1) Weighted-average price per share excludes broker's commissions and excise taxes. "Repurchases of common stock" in the Consolidated Statements of Cash Flows for the nine months ended August 31, 2026 and 2025 excludes amounts related to excise tax that when accrued are included in "Other accrued liabilities" and "Treasury stock" on the Consolidated Balance Sheets. Excise taxes paid are classified as operating activities in the Consolidated Statements of Cash Flows.
Dividends
On September 24, 2026, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.48 per common share payable on October 30, 2026 to stockholders of record as of the close of business on October 16, 2026. Dividends are subject to continued capital availability and the declaration by the Board of Directors in the best interest of the Company’s stockholders.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2026 and 2025
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
NOTE 5—EARNINGS PER COMMON SHARE:
The following table sets forth the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Nine Months Ended
	August 31, 2026	August 31, 2025	August 31, 2026	August 31, 2025

Basic earnings per common share:
Net income attributable to common stockholders(1)	$411,583	$224,759	$1,066,749	$573,975
Weighted-average number of common shares - basic	79,213	81,561	79,570	82,593
Basic earnings per common share	$5.20	$2.76	$13.41	$6.95

Diluted earnings per common share:
Net income attributable to common stockholders(1)	$411,579	$224,766	$1,066,755	$573,992

Weighted-average number of common shares - basic	79,213	81,561	79,570	82,593
Effect of dilutive securities:
Stock options, RSUs and PSUs	200	340	207	335
Weighted-average number of common shares - diluted	79,413	81,901	79,777	82,928

Diluted earnings per common share	$5.18	$2.74	$13.37	$6.92

Antidilutive and contingently issuable shares excluded from diluted earnings per share calculation(2)	3,218	114	3,218	136
_________________________
(1) EPS is calculated using the two-class method. Unvested RSAs granted to employees, as well as vested but unexercised Warrant Shares granted to the Warrantholder, are considered participating securities. For purposes of calculating EPS, net income allocated to participating securities was approximately 1.1% and 1.0% of net income for the three and nine months ended August 31, 2026, respectively, and 0.9% for both the three and nine months ended August 31, 2025.
(2) Antidilutive shares and contingently issuable shares of common stock, including 3,022 unvested Warrant Shares for the three and nine months ended August 31, 2026, respectively, are excluded from the computation of diluted earnings per share because their effect would have been antidilutive or because the performance criterion was not met.
NOTE 6—BALANCE SHEET COMPONENTS:
Accounts receivable, net:
The following table summarizes accounts receivable, net:

	As of
	August 31, 2026	November 30, 2025

Accounts receivable	$15,059,053	$11,813,741
Less: Allowance for doubtful accounts	(105,249)	(106,160)
Accounts receivable, net	$14,953,804	$11,707,581

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2026 and 2025
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
Allowance for doubtful trade receivables:
The following table summarizes the changes to the allowance for doubtful trade receivables:

Balance as of November 30, 2025	$106,160
Additions	32,556
Write-offs, recoveries, reclassifications and foreign exchange translation	(33,467)
Balance as of August 31, 2026	$105,249
Goodwill:
The Company's goodwill balance as of November 30, 2025 has been recast to align with its new reportable segments. See Note 11 - Segment Information for further discussion of the change in reportable segments. The following table summarizes changes in the carrying amount of goodwill:

	Americas distribution	Europe distribution	APJ distribution	Hyve Solutions	Total
Balance as of November 30, 2025	$1,809,320	$1,104,085	$39,754	$1,146,138	$4,099,297
Additions from acquisitions	—	2,838	—	—	2,838
Foreign exchange translation	5,009	2,148	(763)	—	6,394
Balance as of August 31, 2026	$1,814,329	$1,109,071	$38,991	$1,146,138	$4,108,529
Accumulated other comprehensive loss:
The components of accumulated other comprehensive loss (“AOCI”), net of taxes, were as follows:

	Unrealized (losses) gains on cash flow hedges, net of taxes	Foreign currency translation adjustment and other, net of taxes	Total
Balance as of November 30, 2025	$(373)	$(379,060)	$(379,433)
Other comprehensive income before reclassification	3,145	34,332	37,477
Reclassification of gains from accumulated other comprehensive loss	(3,466)	—	(3,466)
Balance as of August 31, 2026	$(694)	$(344,728)	$(345,422)
Refer to Note 7 - Derivative Instruments for the location of gains and losses reclassified from AOCI to the Consolidated Statements of Operations.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2026 and 2025
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
For the three and nine months ended August 31, 2026 and 2025
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
Fair Values of Derivative Instruments in the Consolidated Balance Sheets
The fair values of the Company’s derivative instruments are disclosed in Note 8 – Fair Value Measurements and summarized in the table below:

	Value as of
Balance Sheet Line Item	August 31, 2026	November 30, 2025
Derivative instruments not designated as hedging instruments:
Forward foreign currency exchange contracts (notional value)	$3,042,940	$2,697,479
Other current assets	6,393	7,386
Other accrued liabilities	14,650	7,026
Derivative instruments designated as cash flow hedges:
Forward foreign currency exchange contracts (notional value)	$115,613	$120,073
Other current assets	7	96
Other accrued liabilities	677	107
Derivative instruments designated as net investment hedges:
Forward foreign currency exchange contracts (notional value)	$548,250	$673,644
Other accrued liabilities	438	27,462
Other long-term liabilities	13,913	14,822
Foreign currency exchange collar contracts (notional value)	$300,000	$300,000
Other long-term liabilities	2,391	3,500
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
For the three and nine months ended August 31, 2026 and 2025
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

		Three Months Ended		Nine Months Ended
	Location of Gains (Losses) in Income	August 31, 2026	August 31, 2025	August 31, 2026	August 31, 2025

Derivative instruments not designated as hedging instruments:
Losses recognized from forward foreign currency exchange contracts, net⁽¹⁾	Cost of revenue	$(10,149)	$(8,787)	$(10,735)	$(56,191)
(Losses) gains recognized from forward foreign currency exchange contracts, net⁽¹⁾	Other expense, net	(5,502)	2,653	(12,958)	41
Total		$(15,651)	$(6,134)	$(23,693)	$(56,150)

Derivative instruments designated as cash flow hedges:
Gains (losses) recognized in OCI on forward foreign currency exchange contracts		$1,010	$(1,099)	$3,768	$(2,725)
Gains (losses) on forward foreign currency exchange contracts reclassified from AOCI into income	Revenue	$1,837	$(1,744)	$2,235	$(1,744)
Gains (losses) on forward foreign currency exchange contracts reclassified from AOCI into income	Cost of revenue	$192	$(148)	$1,366	$(386)
(Losses) gains on forward foreign currency exchange contracts reclassified from AOCI into income	Selling, general and administrative expenses	$(81)	$(115)	$503	$(262)

Derivative instruments designated as net investment hedges:
Gains (losses) recognized in OCI on forward foreign currency exchange contracts		$4,189	$(11,387)	$(2,165)	$(53,839)
Gains recognized in income (amount excluded from effectiveness testing)	Interest expense and finance charges, net	$2,438	$2,548	$7,398	$7,625
Gains (losses) recognized in OCI on foreign currency exchange collar contracts		$1,054	$(60)	$1,110	$(7,965)
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
For the three and nine months ended August 31, 2026 and 2025
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
The following table summarizes the valuation of the Company’s financial instruments that are measured at fair value on a recurring basis, all of which are based on Level 2 fair value measurement inputs as defined above:

	As of August 31, 2026	As of November 30, 2025
Assets:
Forward foreign currency exchange contracts not designated as hedges	$6,393	$7,386
Forward foreign currency exchange contracts designated as cash flow hedges	7	96
Liabilities:
Forward foreign currency exchange contracts not designated as hedges	$14,650	$7,026
Forward foreign currency exchange contracts designated as net investment hedges	14,351	42,285
Forward foreign currency exchange contracts designated as cash flow hedges	677	107
Foreign currency exchange collar contracts designated as net investment hedges	2,391	3,500
The fair values of forward exchange contracts are measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. The fair values of foreign currency exchange collar contracts are measured using the cash flows of the contracts, discount rates to account for the passage of time, implied volatility and current foreign exchange market data, which are all based on inputs readily available in public markets. The effect of nonperformance risk on the fair value of derivative instruments was not material as of August 31, 2026 and November 30, 2025.
The carrying values of accounts receivable, accounts payable and short-term debt approximate fair value due to their short maturities and interest rates which are variable in nature. The carrying value of the Company’s term loans approximate their fair value since they bear interest rates that are similar to existing market rates. The estimated fair value of the outstanding Senior Notes (as defined in Note 9 - Borrowings) was approximately $2.7 billion and $3.5 billion as of August 31, 2026 and November 30, 2025, respectively, based on Level 1 fair value measurement inputs as defined above.
During the nine months ended August 31, 2026, there were no transfers between the fair value measurement category levels.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2026 and 2025
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
NOTE 9—BORROWINGS:
Borrowings consist of the following:

	As of
	August 31, 2026	November 30, 2025
TD SYNNEX Accounts Receivable Securitization Arrangements	$1,500,000	$—
TD SYNNEX 1.750% Senior Notes due August 9, 2026 (1) (2)	—	700,000
Other short-term borrowings	426,400	319,260
Short-term borrowings before debt discount and issuance costs	$1,926,400	$1,019,260
Less: current portion of unamortized debt discount and issuance costs	—	(939)
Borrowings, current	$1,926,400	$1,018,321

TD SYNNEX 2.375% Senior Notes due August 9, 2028 (1) (2)	$600,000	$600,000
TD SYNNEX 4.300% Senior Notes due January 17, 2029 (2)	550,000	550,000
TD SYNNEX 2.650% Senior Notes due August 9, 2031 (1) (2)	500,000	500,000
TD SYNNEX 6.100% Senior Notes due April 12, 2034 (2)	600,000	600,000
TD SYNNEX 5.300% Senior Notes due October 10, 2035 (2)	600,000	600,000
Total TD SYNNEX Senior Notes in long-term debt	$2,850,000	$2,850,000
2024 Term Loan	750,000	750,000
Other credit agreements and long-term debt	14,562	14,562
Long-term borrowings, before unamortized debt discount and issuance costs	$3,614,562	$3,614,562
Less: unamortized debt discount and issuance costs	(19,225)	(22,432)
Long-term borrowings	$3,595,337	$3,592,130
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
TD SYNNEX Accounts Receivable Securitization Arrangements
In the U.S., the Company has an accounts receivable securitization program to provide additional capital for its operations (the “U.S. AR Arrangement”). Under the terms of the U.S. AR Arrangement, as of August 31, 2026, the Company and its subsidiaries that are party to the U.S. AR Arrangement can borrow based on the key terms in the table below:

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
For the three and nine months ended August 31, 2026 and 2025
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)
Under the terms of the U.S. AR Arrangement, the Company and certain of its U.S. subsidiaries sell, on a revolving basis, their receivables to a wholly-owned, bankruptcy-remote subsidiary. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled approximately $4.6 billion and $3.2 billion as of August 31, 2026 and November 30, 2025, respectively. The borrowings are funded by pledging all of the rights, title and interest in the receivables acquired by the Company's bankruptcy-remote subsidiary as security. Any amounts borrowed under the U.S. AR Arrangement are recorded as debt on the Company's Consolidated Balance Sheets. There was $1.5 billion outstanding under the U.S. AR Arrangement at August 31, 2026 at an interest rate of 4.69%. There were no amounts outstanding under the U.S. AR Arrangement at November 30, 2025.
On September 25, 2026, the Company executed an amendment to the U.S. AR Arrangement (the "Amendment"), which modified certain terms of the existing U.S. AR Arrangement. Among other changes, the modifications provided by the Amendment include (a) increasing the Maximum Borrowing Capacity (as described in the table above) to $3.0 billion; (b) extending the maturity date to September 25, 2028; and (c) modifying the Program Fee Payable (as described in the table above) which shall now accrue at 0.725% per annum for advances funded through the issuance of commercial paper and 0.825% per annum for advances funded other than through the issuance of commercial paper. The lenders were paid an upfront fee in connection with the Amendment.
On June 26, 2026, the Company and certain of its subsidiaries entered into a European receivables securitization program (the "Europe AR Arrangement") arranged by BNP Paribas S.A. (“BNPP”). Under the terms of the Europe AR Arrangement, the Company and its subsidiaries that are party to the Europe AR Arrangement can borrow based on the key terms in the table below:

Maximum Borrowing Capacity(1)	Maturity Date(2)	Effective Borrowing Cost(3)	Program Fee Payable(4)	Facility Fee Payable(5)
€650,000	June 25, 2028	Blended rate	0.63%	0.35%
___________________________
(1) Based on eligible trade accounts receivable.
(2) The last day of borrowing is the Scheduled Amortization Date (as defined in the terms of the Europe AR Arrangement), which is June 25, 2028, provided that the parties may agree to extend to June 2031.
(3) Based upon the composition of the lenders, and a rate based upon 1-week EURIBOR.
(4) Payable on the used portion of the lenders’ commitment; accrues per annum.
(5) Payable on the adjusted commitment of the lenders.
Under the terms of the Europe AR Arrangement, certain receivables originated by the Company’s subsidiaries in Belgium, France, Germany and Spain are sold, on a revolving basis, to an affiliate of BNPP and subsequently to a special purpose entity in Ireland. Such receivables, which are recorded in the Consolidated Balance Sheet, totaled approximately $1.3 billion as of August 31, 2026. The borrowings are funded by pledging all of the rights, title and interest in the receivables acquired by the Company's special purpose entity in Ireland as security. Any amounts borrowed under the Europe AR Arrangement are recorded as debt on the Company's Consolidated Balance Sheets. There were no amounts outstanding under the Europe AR Arrangement at August 31, 2026.
TD SYNNEX Credit Agreement
The Company is party to an amended and restated credit agreement, dated as of April 16, 2024 (as amended, the “TD SYNNEX Credit Agreement”) with the lenders party thereto and Citibank, N.A., as agent, pursuant to which the Company received commitments for the extension of a senior unsecured revolving credit facility (the “TD SYNNEX Revolving Credit Facility”) not to exceed an aggregate principal amount of $3.5 billion, which may, at the request of the Company but subject to the lenders’ discretion, potentially be increased by up to an aggregate amount of $500.0 million. The borrowers under the TD SYNNEX Credit Agreement are TD SYNNEX Corporation and certain subsidiaries of the Company. There were no amounts outstanding under the TD SYNNEX Revolving Credit Facility at August 31, 2026 or November 30, 2025. Borrowings under the TD SYNNEX Revolving Credit Facility bear interest at a per annum rate equal to the applicable SOFR rate, plus a credit spread adjustment, plus the applicable margin, as well as a commitment fee as referenced in the table below:

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2026 and 2025
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
TD SYNNEX Term Loan Credit Agreement
On April 19, 2024, the Company entered into a Term Loan Credit Agreement (the "2024 Term Loan Credit Agreement") with the initial lenders party thereto, Bank of America N.A., as administrative agent for the lenders, and BOFA Securities, Inc. as lead arranger and lead bookrunner. The 2024 Term Loan Credit Agreement provides for a senior unsecured term loan (the "2024 Term Loan") in the aggregate outstanding principal amount of $750.0 million. The borrower under the 2024 Term Loan is the Company.
Loans borrowed under the 2024 Term Loan Credit Agreement bear interest at a per annum rate equal to the applicable SOFR rate, plus credit spread adjustment, plus the applicable margin within a range based on the Company’s Public Debt Rating (as defined in the 2024 Term Loan Credit Agreement). Key terms for the 2024 Term Loan Credit Agreement are as follows:

Maturity Date	Credit Spread Adjustment	Margin	Effective Interest Rate as of August 31, 2026	Effective Interest Rate as of November 30, 2025
September 1, 2027	0.10%	1.000% - 1.625%	5.04%	5.27%
TD SYNNEX Senior Notes
The Company has previously issued multiple series of senior unsecured notes (collectively, the "Senior Notes"), including a $700.0 million note that was repaid at maturity in August 2026, along with $2.9 billion of outstanding aggregate principal that matures at various dates from 2028 through 2035, as shown in the borrowings table above.
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
For the three and nine months ended August 31, 2026 and 2025
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
Other Short-Term Borrowings
The Company has various other committed and uncommitted lines of credit with financial institutions, short-term loans, term loans, credit facilities, and book overdraft facilities, totaling approximately $905.6 million in borrowing capacity as of August 31, 2026. Most of these facilities are provided on a short-term basis and are reviewed periodically for renewal. Interest rates and other terms of borrowing under these lines of credit vary by country, depending on local market conditions. There was $426.4 million outstanding on these facilities at August 31, 2026, at a weighted average interest rate of 6.50%, and there was $319.3 million outstanding at November 30, 2025, at a weighted average interest rate of 5.72%. Borrowings under these lines of credit facilities are guaranteed by the Company or secured by eligible accounts receivable.
At August 31, 2026, the Company was also contingently liable for reimbursement obligations with respect to issued standby letters of credit in the aggregate outstanding amount of $104.7 million. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.
The maximum commitment amounts for local currency credit facilities have been translated into U.S. dollars at August 31, 2026 exchange rates.
Covenant Compliance
The Company's credit facilities have a number of covenants and restrictions that require the Company to maintain specified financial ratios, including a maximum debt to EBITDA ratio and a minimum interest coverage ratio, in each case tested on the last day of each fiscal quarter. The covenants also limit the Company’s ability to incur additional debt, create liens, enter into agreements with affiliates, modify the nature of the Company’s business, and merge or consolidate. As of August 31, 2026, the Company was in compliance with all material financial covenants for the above arrangements.
NOTE 10 – SUPPLIER FINANCE PROGRAMS:
The Company has certain arrangements with third-party financial institutions ("Supplier Finance Programs"), which facilitate the participating vendors’ ability to sell their accounts receivable from the Company to the third-party financial institutions, at the sole discretion of these vendors. The Company is not party to the agreements between the vendor and the third-party financial institution. As part of these arrangements, the Company generally receives more favorable payment terms from its vendors. The Company’s rights and obligations to its vendors, including amounts due, are generally not impacted by Supplier Finance Programs. However, the Company agrees to make all payments to the third-party financial institutions, and the Company’s right to offset balances due from vendors against payment obligations is restricted by the agreements for those payment obligations that have been sold by the respective vendors. The Company generally does not incur any fees under Supplier Finance Programs; however, the Company did recognize an immaterial amount of fees during the three and nine months ended August 31, 2026 and 2025, respectively, within "Cost of revenue" in the Company's Consolidated Statements of Operations related to an arrangement with a certain vendor. As of August 31, 2026 and November 30, 2025, the Company had $3.5 billion and $3.7 billion, respectively, in obligations outstanding under these programs included in “Accounts payable” in the Company’s Consolidated Balance Sheets and all activity related to the obligations is presented within operating activities in the Consolidated Statements of Cash Flows.

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2026 and 2025
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

	Americas distribution	Europe distribution	APJ distribution	Hyve Solutions	Consolidated

Three Months ended August 31, 2026
Revenue	$10,319,406	$6,366,004	$1,071,038	$3,801,958	$21,558,406
Less(1):
Cost of revenue	(9,661,599)	(5,951,347)	(993,790)	(3,526,256)	(20,132,992)
Gross profit	$657,807	$414,657	$77,248	$275,702	$1,425,414
Less(1):
Payroll and payroll related expenses(2)	$(251,633)	$(192,006)	$(37,203)	$(15,283)	$(496,125)
Depreciation(3)	(15,472)	(8,894)	(1,246)	(779)	(26,391)
Amortization of intangibles	(41,145)	(33,073)	(972)	—	(75,190)
Acquisition, integration and restructuring costs	(1,476)	(508)	(117)	—	(2,101)
Share-based compensation expense	(7,522)	(4,296)	(911)	(3,522)	(16,251)
Other segment items(4)	(85,143)	(58,430)	(16,217)	(6,687)	(166,477)
Operating income	$255,416	$117,450	$20,582	$249,431	$642,879
Reconciliation to consolidated income before tax
Interest expense and finance charges, net					(120,518)
Other income, net					32,889
Income before income taxes					$555,250

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2026 and 2025
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)

	Americas distribution	Europe distribution	APJ distribution	Hyve Solutions	Consolidated

Three Months ended August 31, 2025
Revenue	$7,376,484	$4,888,624	$880,360	$2,505,456	$15,650,924
Less(1):
Cost of revenue	(6,817,898)	(4,573,078)	(812,216)	(2,317,879)	(14,521,071)
Gross profit	$558,586	$315,546	$68,144	$187,577	$1,129,853
Less(1):
Payroll and payroll related expenses(2)	$(248,642)	$(175,970)	$(36,136)	$(12,012)	$(472,760)
Depreciation(3)	(14,192)	(8,920)	(1,279)	(687)	(25,078)
Amortization of intangibles	(42,429)	(33,299)	(813)	—	(76,541)
Acquisition, integration and restructuring costs	(1,526)	(375)	(403)	—	(2,304)
Share-based compensation expense	(7,718)	(3,239)	(638)	(832)	(12,427)
Other segment items(4)	(71,346)	(58,865)	(14,305)	(12,570)	(157,086)
Operating income	$172,733	$34,878	$14,570	$161,476	$383,657
Reconciliation to consolidated income before tax
Interest expense and finance charges, net					(91,188)
Other expense, net					792
Income before income taxes					$293,261

	Americas distribution	Europe distribution	APJ distribution	Hyve Solutions	Consolidated

Nine Months ended August 31, 2026
Revenue	$27,638,175	$18,646,947	$3,090,778	$8,918,517	$58,294,417
Less(1):
Cost of revenue	(25,731,110)	(17,426,896)	(2,849,799)	(8,269,591)	(54,277,396)
Gross profit	$1,907,065	$1,220,051	$240,979	$648,926	$4,017,021
Less(1):
Payroll and payroll related expenses(2)	$(743,760)	$(600,202)	$(108,999)	$(34,907)	$(1,487,868)
Depreciation(3)	(44,201)	(25,614)	(3,794)	(2,241)	(75,850)
Amortization of intangibles	(123,550)	(100,080)	(2,926)	—	(226,556)
Acquisition, integration and restructuring costs	(5,677)	827	(251)	—	(5,101)
Share-based compensation expense	(29,207)	(16,025)	(3,368)	(9,171)	(57,771)
Other segment items(4)	(265,864)	(181,492)	(46,027)	(18,891)	(512,274)
Operating income	$694,806	$297,465	$75,614	$583,716	$1,651,601
Reconciliation to consolidated income before tax
Interest expense and finance charges, net					(304,893)
Other income, net					60,883
Income before income taxes					$1,407,591

TD SYNNEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended August 31, 2026 and 2025
(Except per share amounts or as otherwise indicated, currency and share amounts in thousands)
(unaudited)

	Americas distribution	Europe distribution	APJ distribution	Hyve Solutions	Consolidated

Nine Months Ended August 31, 2025
Revenue	$21,933,582	$14,523,419	$2,444,387	$6,227,558	$45,128,946
Less(1):
Cost of revenue	(20,322,673)	(13,570,254)	(2,254,121)	(5,807,666)	(41,954,714)
Gross profit	$1,610,909	$953,165	$190,266	$419,892	$3,174,232
Less(1):
Payroll and payroll related expenses(2)	$(703,549)	$(512,920)	$(99,746)	$(36,175)	$(1,352,390)
Depreciation(3)	(42,908)	(25,769)	(3,794)	(2,140)	(74,611)
Amortization of intangibles	(123,334)	(95,476)	(2,420)	—	(221,230)
Acquisition, integration and restructuring costs	(1,908)	(1,500)	(622)	—	(4,030)
Share-based compensation expense	(26,381)	(13,039)	(2,763)	(4,055)	(46,238)
Other segment items(4)	(225,054)	(168,774)	(38,056)	(27,594)	(459,478)
Operating income	$487,775	$135,687	$42,865	$349,928	$1,016,255
Reconciliation to consolidated income before tax
Interest expense and finance charges, net					(269,050)
Other expense, net					(983)
Income before income taxes					$746,222
(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2) Represents payroll costs for each reportable segment that are recorded within selling, general and administrative expenses.
(3) Represents depreciation recorded within selling, general and administrative expenses. Excludes depreciation recorded within cost of revenue, which totaled $4.7 million and $4.2 million in the three months ended August 31, 2026 and 2025, respectively, and $13.8 million and $13.3 million in the nine months ended August 31, 2026 and 2025, respectively.
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
For the three and nine months ended August 31, 2026 and 2025
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
In 2013, the French Autorité de la Concurrence (“Competition Authority”) began an investigation into the French market for certain products of Apple, Inc. ("Apple") for which the Company is a distributor. In March 2020, the Competition Authority imposed fines on the Company, on another distributor, and on Apple, finding that the Company entered into an anticompetitive agreement with Apple regarding volume allocations of Apple products. The initial fine imposed on the Company was €76.1 million. The Company appealed its determination to the French courts, seeking to set aside or reduce the fine. On October 6, 2022, the appeals court issued a ruling that reduced the fine imposed on the Company from €76.1 million to €24.9 million. As a result of the appeals court ruling, the Company paid €24.9 million through fiscal year 2022. In May 2026, all appeals filed by involved parties were dismissed and the €24.9 million judgment has been deemed final. A civil lawsuit related to this matter, alleging anticompetitive actions in association with the established distribution networks for Apple, the Company and another distributor was filed by eBizcuss. On November 25, 2024, the Paris Commercial Court ruled in favor of the Company and the other defendants and dismissed the claims in the eBizcuss civil lawsuit. An appeal to the ruling has since been made by eBizcuss, and while the Company continues to evaluate this matter, based on the favorable ruling from the Paris Commercial Court, the Company believes the likelihood of a material loss related to the eBizcuss lawsuit is remote.
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
Economic and Industry Trends
We are experiencing a complex macroeconomic environment, due to the continued persistence of inflation, elevated interest rates, market volatility and adverse effects on product demand connected to geopolitical developments including tariff uncertainty and other factors. This may lead to a decline in the IT industry or increased price-based competition. Our business includes operations in the Americas, Europe and APJ, so we are affected by demand volatility for our products in those regions, as well as the impact of fluctuations in foreign currency exchange rates compared to the United States ("U.S.") dollar.
We are highly dependent on the end-market demand for IT products, and on our partners’ strategic initiatives and business models. This end-market demand is influenced by many factors including the introduction of new IT products and software by OEM suppliers, replacement cycles for existing IT products, trends toward cloud computing and AI, overall economic growth and general business activity. Fluctuations in component pricing, particularly for memory components, may affect product costs, availability, and average selling prices. As AI applications and related data center investments continue to increase demand for memory-intensive configurations, the resulting changes in memory pricing may impact supply chains, product mix and pricing trends across certain technology products. In addition, our Hyve Solutions business is highly dependent on the demand for cloud infrastructure, and the number of key customers and suppliers in the market.
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
Results of Operations
The following table sets forth, for the indicated periods, data as percentages of total revenue:

	Three Months Ended		Nine Months Ended
Consolidated Statements of Operations Data:	August 31, 2026	August 31, 2025	August 31, 2026	August 31, 2025
Revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	(93.39)%	(92.78)%	(93.11)%	(92.97)%
Gross profit	6.61%	7.22%	6.89%	7.03%
Selling, general and administrative expenses	(3.63)%	(4.77)%	(4.06)%	(4.78)%
Operating income	2.98%	2.45%	2.83%	2.25%
Interest expense and finance charges, net	(0.55)%	(0.59)%	(0.52)%	(0.60)%
Other income (expense), net	0.15%	0.01%	0.10%	—%
Income before income taxes	2.58%	1.87%	2.41%	1.65%
Provision for income taxes	(0.65)%	(0.42)%	(0.56)%	(0.37)%
Net income	1.93%	1.45%	1.85%	1.28%

Certain Non-GAAP Financial Information
In addition to disclosing financial results that are determined in accordance with GAAP, we also disclose certain non-GAAP financial information, including:
•Revenue in constant currency, which is revenue adjusted for the translation effect of foreign currencies so that certain financial results can be viewed without the impact of fluctuations in foreign currency exchange rates, thereby facilitating period-to-period comparisons of our business performance. Revenue in constant currency is calculated by translating the revenue for the three and nine months ended August 31, 2026 in the billing currency using the comparable prior period currency conversion rate. Generally, when the dollar either strengthens or weakens against other currencies, the growth at constant currency rates will be higher or lower than growth reported at actual exchange rates.
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
•Non-GAAP net income, which is net income, adjusted to exclude acquisition, integration and restructuring costs, amortization of intangible assets, share-based compensation expense, dividends and realized gains upon sale related to certain equity securities ("dividends and gains on investments") and income taxes related to the aforementioned items.
•Non-GAAP diluted earnings per common share (“EPS”), which is diluted EPS excluding the per share impact of acquisition, integration and restructuring costs, amortization of intangible assets, share-based compensation expense, dividends and gains on investments and income taxes related to the aforementioned items.
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
Dividends and gains on investments includes benefits recorded in other income (expense), net during the first three fiscal quarters of fiscal 2026 resulting from dividends and realized gains upon sale related to certain equity securities.
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

Three and Nine Months Ended August 31, 2026 and 2025:
Revenue
The following table summarizes our revenue and change in revenue by reportable segment for the three and nine months ended August 31, 2026 and 2025:

	Three Months Ended			Nine Months Ended
Revenue in constant currency	August 31, 2026	August 31, 2025	Percent Change	August 31, 2026	August 31, 2025	Percent Change

Consolidated
Revenue	$21,558,406	$15,650,924	37.7%	$58,294,417	$45,128,946	29.2%
Impact of changes in foreign currencies	99,963	—		(888,785)	—
Revenue in constant currency	$21,658,369	$15,650,924	38.4%	$57,405,632	$45,128,946	27.2%

Americas distribution
Revenue	$10,319,406	$7,376,484	39.9%	$27,638,175	$21,933,582	26.0%
Impact of changes in foreign currencies	10,464	—		(72,692)	—
Revenue in constant currency	$10,329,870	$7,376,484	40.0%	$27,565,483	$21,933,582	25.7%

Europe distribution
Revenue	$6,366,004	$4,888,624	30.2%	$18,646,947	$14,523,419	28.4%
Impact of changes in foreign currencies	35,916	—		(912,663)	—
Revenue in constant currency	$6,401,920	$4,888,624	31.0%	$17,734,284	$14,523,419	22.1%

APJ distribution
Revenue	$1,071,038	$880,360	21.7%	$3,090,778	$2,444,387	26.4%
Impact of changes in foreign currencies	53,583	—		96,570	—
Revenue in constant currency	$1,124,621	$880,360	27.7%	$3,187,348	$2,444,387	30.4%

Hyve Solutions
Revenue	$3,801,958	$2,505,456	51.7%	$8,918,517	$6,227,558	43.2%
Impact of changes in foreign currencies	—	—		—	—
Revenue in constant currency	$3,801,958	$2,505,456	51.7%	$8,918,517	$6,227,558	43.2%
Consolidated - Three and Nine Months Ended August 31, 2026 versus August 31, 2025
Revenue and revenue in constant currency increased by $5.9 billion and $6.0 billion, respectively, during the three months ended and $13.2 billion and $12.3 billion, respectively, during the nine months ended August 31, 2026. The increases are driven by growth in both our Advanced Solutions and Endpoint Solutions distribution portfolios as well as growth in Hyve Solutions. This was partially offset by a greater percentage of our sales being presented on a net basis primarily in Hyve Solutions due to program mix. The presentation of additional revenues on a net basis negatively impacted our revenue growth compared to the prior periods by approximately 2% and 4% for the three and nine months ended August 31, 2026, respectively. The impact of changes in foreign currencies during the three months ended August 31, 2026 is primarily due to the weakening of the euro and the Indian rupee against the U.S. dollar, while the impact during the nine months ended August 31, 2026 is primarily due to the strengthening of the euro against the U.S. dollar.

Americas distribution - Three and Nine Months Ended August 31, 2026 versus August 31, 2025
Revenue and revenue in constant currency increased by $2.9 billion and $3.0 billion, respectively, during the three months ended August 31, 2026 and $5.7 billion and $5.6 billion, respectively, during the nine months ended August 31, 2026. The increases are driven by growth in both our Advanced Solutions and Endpoint Solutions portfolios in the region, along with a greater percentage of our sales being presented on a gross basis due to the mix of products sold, which positively impacted our revenue growth compared to the prior periods by approximately 12% and 6% for the three and nine months ended August 31, 2026, respectively. The impact of changes in foreign currencies during the three months ended August 31, 2026 is primarily due to the weakening of the Canadian dollar against the U.S. dollar, while the impact during the nine months ended August 31, 2026 is primarily due to the strengthening of the Canadian dollar against the U.S. dollar.
Europe distribution - Three and Nine Months Ended August 31, 2026 versus August 31, 2025
Revenue and revenue in constant currency both increased by $1.5 billion during the three months ended August 31, 2026 and $4.1 billion and $3.2 billion, respectively, during the nine months ended August 31, 2026. The increases are driven by growth in both our Endpoint Solutions and Advanced Solutions portfolios in the region, along with a greater percentage of our sales being presented on a gross basis due to the mix of products sold, which positively impacted our revenue growth compared to the prior periods by approximately 4% for both the three and nine months ended August 31, 2026. The impact of changes in foreign currencies during the three months ended August 31, 2026 is primarily due to the weakening of the euro against the U.S. dollar, while the impact during the nine months ended August 31, 2026 is primarily due to the strengthening of the euro against the U.S. dollar.
APJ distribution - Three and Nine Months Ended August 31, 2026 versus August 31, 2025
Revenue and revenue in constant currency increased by $190.7 million and $244.3 million, respectively, during the three months ended August 31, 2026 and $646.4 million and $743.0 million, respectively, during the nine months ended August 31, 2026. The increases are driven by growth in both our Advanced Solutions and Endpoint Solutions portfolios in the region, partially offset by a greater percentage of our sales being presented on a net basis due to the mix of products sold, which negatively impacted our revenue growth compared to the prior periods by approximately 4% and 2% for the three and nine months ended August 31, 2026, respectively. The impact of changes in foreign currencies is primarily due to the weakening of the Indian rupee and the Japanese yen against the U.S. dollar.
Hyve Solutions - Three and Nine Months Ended August 31, 2026 versus August 31, 2025
Revenue and revenue in constant currency both increased by $1.3 billion during the three months ended August 31, 2026 and $2.7 billion during the nine months ended August 31, 2026, respectively. The increases are driven by growth in Manufacturing sales as well as Supply Chain Services, partially offset by a greater percentage of our sales being presented on a net basis due to program mix, which negatively impacted our revenue growth compared to the prior periods by approximately 66% and 68% for the three and nine months ended August 31, 2026, respectively.
Gross Profit

	Three Months Ended			Nine Months Ended
Gross profit & gross margin - Consolidated	August 31, 2026	August 31, 2025	Percent Change	August 31, 2026	August 31, 2025	Percent Change

Revenue	$21,558,406	$15,650,924	37.7%	$58,294,417	$45,128,946	29.2%

Gross profit	$1,425,414	$1,129,853	26.2%	$4,017,021	$3,174,232	26.6%

Gross margin	6.61%	7.22%		6.89%	7.03%
Our gross margin is affected by a variety of factors, including competition, selling prices, mix of products, the percentage of revenue that is presented on a net basis, product costs along with rebate and discount programs from our suppliers, reserves or settlement adjustments, freight costs, inventory losses and fluctuations in revenue.

Three Months Ended August 31, 2026 versus August 31, 2025
•Gross profit increased primarily due to the increased revenue from growth in both our Advanced Solutions and Endpoint Solutions distribution portfolios as well as in Hyve Solutions where both Manufacturing and Supply Chain Services experienced growth.
•Gross margin decreased primarily due to product mix in Hyve Solutions and in our Advanced Solutions portfolio, partially offset by improved margins in our Endpoint Solutions portfolio. The impact of the presentation of additional revenue on a net basis positively impacted our gross margin by approximately 11 basis points, primarily in Hyve Solutions due to program mix.
Nine Months Ended August 31, 2026 versus August 31, 2025
•Gross profit increased primarily due to the increased revenue from growth in our Advanced Solutions and Endpoint Solutions distribution portfolios and in Hyve Solutions where both Manufacturing and Supply Chain Services experienced growth. The impact of changes in foreign currencies had a favorable impact on gross profit of approximately $61 million.
•Gross margin decreased primarily due to product mix in Hyve Solutions, partially offset by the presentation of additional revenues on a net basis, primarily in Hyve Solutions, which positively impacted our gross margin by approximately 19 basis points.
Selling, General and Administrative ("SG&A") Expenses

	Three Months Ended			Nine Months Ended
	August 31, 2026	August 31, 2025	Percent Change	August 31, 2026	August 31, 2025	Percent Change

Gross profit	$1,425,414	$1,129,853	26.2%	$4,017,021	$3,174,232	26.6%

Selling, general and administrative expenses	$782,535	$746,196	4.9%	$2,365,420	$2,157,977	9.6%
Acquisition, integration and restructuring costs	(2,101)	(2,304)		(5,101)	(4,030)
Amortization of intangibles	(75,190)	(76,541)		(226,556)	(221,230)
Share-based compensation	(16,251)	(12,427)		(57,771)	(46,238)
Adjusted selling, general and administrative expenses	$688,993	$654,924	5.2%	$2,075,992	$1,886,479	10.0%

Selling, general and administrative expenses as a percent of gross profit	54.9%	66.0%		58.9%	68.0%
Adjusted selling, general and administrative expenses as a percent of gross profit	48.3%	58.0%		51.7%	59.4%
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
Three and Nine Months Ended August 31, 2026 versus August 31, 2025
•SG&A expenses and adjusted SG&A expenses increased primarily due to higher personnel costs and higher credit costs. The impact of changes in foreign currencies on SG&A expenses was immaterial for the three months ended August 31, 2026, and was unfavorable by approximately $51 million for the nine months ended August 31, 2026.
•SG&A expenses as a percentage of gross profit and adjusted SG&A expenses as a percentage of gross profit decreased due to our increased gross profit from growth in both our Advanced Solutions and Endpoint Solutions distribution portfolios and in Hyve Solutions, partially offset by higher personnel and credit costs.

Operating Income
The following tables provide an analysis of operating income and non-GAAP operating income on a consolidated and reportable segment basis as well as a reconciliation of operating income to non-GAAP operating income on a consolidated and reportable segment basis for the three and nine months ended August 31, 2026 and 2025:

	Three Months Ended			Nine Months Ended
Operating income & operating margin - Consolidated	August 31, 2026	August 31, 2025	Percent Change	August 31, 2026	August 31, 2025	Percent Change

Revenue	$21,558,406	$15,650,924	37.7%	$58,294,417	$45,128,946	29.2%

Operating income	$642,879	$383,657	67.6%	$1,651,601	$1,016,255	62.5%
Acquisition, integration and restructuring costs	2,101	2,304		5,101	4,030
Amortization of intangibles	75,190	76,541		226,556	221,230
Share-based compensation	16,251	12,427		57,771	46,238
Non-GAAP operating income	$736,421	$474,929	55.1%	$1,941,029	$1,287,753	50.7%

Operating margin	2.98%	2.45%		2.83%	2.25%
Non-GAAP operating margin	3.42%	3.03%		3.33%	2.85%
Consolidated - Three and Nine Months Ended August 31, 2026 versus August 31, 2025
•Operating income and non-GAAP operating income increased primarily due to an increase in revenue, partially offset by higher personnel costs and higher credit costs.
•Operating margin and non-GAAP operating margin increased primarily due to increased operating leverage resulting from the increase in revenue, along with impacts from the presentation of additional revenues on a net basis primarily in Hyve Solutions due to program mix. The presentation of additional revenues on a net basis positively impacted our operating margin and non-GAAP operating margin by approximately 5 and 6 basis points, respectively, during the three months ended August 31, 2026, and 8 and 9 basis points, respectively, during the nine months ended August 31, 2026.

	Three Months Ended			Nine Months Ended
Operating income & operating margin - Americas distribution	August 31, 2026	August 31, 2025	Percent Change	August 31, 2026	August 31, 2025	Percent Change

Revenue	$10,319,406	$7,376,484	39.9%	$27,638,175	$21,933,582	26.0%

Operating income	$255,416	$172,733	47.9%	$694,806	$487,775	42.4%
Acquisition, integration and restructuring costs	1,476	1,526		5,677	1,908
Amortization of intangibles	41,145	42,429		123,550	123,334
Share-based compensation	7,522	7,718		29,207	26,381
Non-GAAP operating income	$305,559	$224,406	36.2%	$853,240	$639,398	33.4%

Operating margin	2.48%	2.34%		2.51%	2.22%
Non-GAAP operating margin	2.96%	3.04%		3.09%	2.92%
Americas distribution - Three Months ended August 31, 2026 versus August 31, 2025
•Operating income and non-GAAP operating income increased primarily due to revenue growth, partially offset by higher personnel costs and higher credit costs.

•Operating margin increased primarily due to increased operating leverage resulting from the increase in revenue, partially offset by a decline in gross margin along with impacts from the presentation of additional revenues on a gross basis due to the mix of products sold. The presentation of additional revenues on a gross basis negatively impacted our operating margin by approximately 22 basis points. Non-GAAP operating margin slightly decreased, primarily due to impacts from the presentation of additional revenues on a gross basis due to the mix of products sold, partially offset by increased operating leverage resulting from the increase in revenue. The presentation of additional revenues on a gross basis negatively impacted our non-GAAP operating margin by approximately 28 basis points.
Americas distribution - Nine Months Ended August 31, 2026 versus August 31, 2025
•Operating income and non-GAAP operating income increased primarily due to revenue growth, partially offset by higher personnel costs and higher credit costs.
•Operating margin and non-GAAP operating margin increased primarily due to increased operating leverage resulting from the increase in revenue, partially offset by a decline in gross margin along with impacts from the presentation of additional revenues on a gross basis due to the mix of products sold. The presentation of additional revenues on a gross basis negatively impacted our operating margin and non-GAAP operating margin by approximately 12 and 14 basis points, respectively.

	Three Months Ended			Nine Months Ended
Operating income & operating margin - Europe distribution	August 31, 2026	August 31, 2025	Percent Change	August 31, 2026	August 31, 2025	Percent Change

Revenue	$6,366,004	$4,888,624	30.2%	$18,646,947	$14,523,419	28.4%

Operating income	$117,450	$34,878	236.7%	$297,465	$135,687	119.2%
Acquisition, integration and restructuring costs	508	375		(827)	1,500
Amortization of intangibles	33,073	33,299		100,080	95,476
Share-based compensation	4,296	3,239		16,025	13,039
Non-GAAP operating income	$155,327	$71,791	116.4%	$412,743	$245,702	68.0%

Operating margin	1.84%	0.71%		1.60%	0.93%
Non-GAAP operating margin	2.44%	1.47%		2.21%	1.69%
Europe distribution - Three and Nine Months Ended August 31, 2026 versus August 31, 2025
•Operating income and non-GAAP operating income increased primarily due to an increase in revenue, along with an increase in gross margin in our Endpoint Solutions portfolio in the region, partially offset by higher personnel costs and by a decrease in gross margin in our Advanced Solutions portfolio in the region.
•Operating margin and non-GAAP operating margin increased primarily due to increased operating leverage resulting from the increase in revenue, partially offset by the effects of a greater percentage of our revenue being presented on a gross basis due to the mix of products sold, which negatively impacted our operating margin and non-GAAP operating margin by approximately 7 and 8 basis points during the three months ended August 31, 2026, and by 5 and 7 basis points during the nine months ended August 31, 2026, respectively.

	Three Months Ended			Nine Months Ended
Operating income & operating margin - APJ distribution	August 31, 2026	August 31, 2025	Percent Change	August 31, 2026	August 31, 2025	Percent Change

Revenue	$1,071,038	$880,360	21.7%	$3,090,778	$2,444,387	26.4%

Operating income	$20,582	$14,570	41.3%	$75,614	$42,865	76.4%
Acquisition, integration and restructuring costs	117	403		251	622
Amortization of intangibles	972	813		2,926	2,420
Share-based compensation	911	638		3,368	2,763
Non-GAAP operating income	$22,582	$16,424	37.5%	$82,159	$48,670	68.8%

Operating margin	1.92%	1.66%		2.45%	1.75%
Non-GAAP operating margin	2.11%	1.87%		2.66%	1.99%
APJ distribution - Three Months Ended August 31, 2026 versus August 31, 2025
•Operating income and non-GAAP operating income increased primarily due to revenue growth, partially offset by a decrease in gross margin.
•Operating margin and non-GAAP operating margin increased primarily due to increased operating leverage resulting from the increase in revenue. The presentation of additional revenues on a net basis positively impacted our operating margin and non-GAAP operating margin by approximately 7 and 8 basis points, respectively, for the three months ended August 31, 2026.
APJ distribution - Nine Months Ended August 31, 2026 versus August 31, 2025
•Operating income and non-GAAP operating income increased primarily due to revenue growth, partially offset by higher personnel costs.
•Operating margin and non-GAAP operating margin increased primarily due to increased operating leverage resulting from the increase in revenue. The presentation of additional revenues on a net basis positively impacted both our operating margin and non-GAAP operating margin by approximately 5 basis points for the nine months ended August 31, 2026.

	Three Months Ended			Nine Months Ended
Operating income & operating margin - Hyve Solutions	August 31, 2026	August 31, 2025	Percent Change	August 31, 2026	August 31, 2025	Percent Change

Revenue	$3,801,958	$2,505,456	51.7%	$8,918,517	$6,227,558	43.2%

Operating income	$249,431	$161,476	54.5%	$583,716	$349,928	66.8%
Share-based compensation	3,522	832		9,171	4,055
Non-GAAP operating income	$252,953	$162,308	55.8%	$592,887	$353,983	67.5%

Operating margin	6.56%	6.44%		6.54%	5.62%
Non-GAAP operating margin	6.65%	6.48%		6.65%	5.68%
Hyve Solutions - Three and Nine Months Ended August 31, 2026 versus August 31, 2025
•Operating income and non-GAAP operating income increased primarily due to strong revenue growth in Manufacturing as well as Supply Chain Services.
•Operating margin and non-GAAP operating margin increased primarily due to a greater percentage of our sales being presented on a net basis due to program mix, partially offset by a decline in gross margin. The presentation of additional revenues on a net basis positively impacted our operating margin and non-GAAP operating margin by approximately 2% for all periods presented.

Interest Expense and Finance Charges, Net

	Three Months Ended			Nine Months Ended
	August 31, 2026	August 31, 2025	Percent Change	August 31, 2026	August 31, 2025	Percent Change

Interest expense and finance charges, net	$120,518	$91,188	32.2%	$304,893	$269,050	13.3%
Percentage of revenue	0.55%	0.59%		0.52%	0.60%
Amounts recorded in interest expense and finance charges, net, consist primarily of interest expense on our Senior Notes, our lines of credit, our accounts receivable securitization facilities and our term loans, and fees associated with the sale of accounts receivable, partially offset by income earned on our cash investments.
Three and Nine Months Ended August 31, 2026 versus August 31, 2025
Interest expense and finance charges, net increased, primarily driven by an increase in short-term borrowings to fund working capital requirements, along with increased costs associated with the sale of accounts receivable due to higher volumes of sold receivables. Accounts receivable discount fees for these programs totaled $28.6 million and $18.0 million in the three months ended August 31, 2026 and 2025, respectively, and $72.8 million and $43.5 million in the nine months ended August 31, 2026 and 2025, respectively.
Other Income (Expense), Net

	Three Months Ended			Nine Months Ended
	August 31, 2026	August 31, 2025	Change in Dollars	August 31, 2026	August 31, 2025	Change in Dollars

Other income (expense), net	$32,889	$792	$32,097	$60,883	$(983)	$61,866
Percentage of revenue	0.15%	0.01%		0.10%	—%
Amounts recorded as other income (expense), net include foreign currency transaction gains and losses on certain financing transactions and the related derivative instruments used to hedge such financing transactions, the cost of hedging, investment gains and losses, and other non-operating gains and losses, such as settlements received from class action lawsuits.
Three and Nine Months Ended August 31, 2026 versus August 31, 2025
Other income (expense), net improved primarily due to gains realized upon on the sale of investments in equity securities of $33.1 million during the first two fiscal quarters of fiscal 2026 and dividends received from investments in equity securities of $37.4 million during the third fiscal quarter of fiscal 2026.
Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	August 31, 2026	August 31, 2025	Percent Change	August 31, 2026	August 31, 2025	Percent Change

Provision for income taxes	$139,010	$66,466	109.1%	$330,348	$166,969	97.8%
Percentage of income before income taxes	25.04%	22.66%		23.47%	22.38%
Income taxes consist of our current and deferred tax expense resulting from our income earned in domestic and foreign jurisdictions. Income taxes for the interim periods presented have been included in the accompanying Consolidated Financial Statements on the basis of an estimated annual effective tax rate.
Three and Nine Months Ended Months Ended August 31, 2026 versus August 31, 2025
Income tax expense increased primarily due to higher income during the period, along with a higher effective tax rate. The effective tax rate was higher primarily due the relative mix of earnings within the taxing jurisdictions in which we operate, along with the impact of discrete items.

Net Income and Diluted EPS
The following tables present net income and diluted EPS as well as a reconciliation of our most comparable GAAP measures to the related non-GAAP measures presented:

	Three Months Ended		Nine Months Ended
Net income - Consolidated	August 31, 2026	August 31, 2025	August 31, 2026	August 31, 2025

Net Income	$416,240	$226,795	$1,077,243	$579,253
Acquisition, integration and restructuring costs	2,101	2,304	5,101	4,030
Amortization of intangibles	75,190	76,541	226,556	221,230
Share-based compensation	16,251	12,427	57,771	46,238
Dividends and gains on investments	(37,354)	—	(70,461)	—
Income taxes related to the above	(16,564)	(21,823)	(67,355)	(66,619)
Non-GAAP net income	$455,864	$296,244	$1,228,855	$784,132

	Three Months Ended		Nine Months Ended
Diluted EPS	August 31, 2026	August 31, 2025	August 31, 2026	August 31, 2025
Diluted EPS(1)	$5.18	$2.74	$13.37	$6.92
Acquisition, integration and restructuring costs	0.03	0.03	0.06	0.05
Amortization of intangibles	0.94	0.92	2.81	2.65
Share-based compensation	0.20	0.15	0.72	0.55
Dividends and gains on investments	(0.46)	—	(0.87)	—
Income taxes related to the above	(0.21)	(0.26)	(0.84)	(0.80)
Non-GAAP diluted EPS(1)	$5.68	$3.58	$15.25	$9.37
_________________________
(1) Diluted EPS is calculated using the two-class method. Unvested restricted stock awards granted to employees, as well as vested but unexercised common stock warrants, are considered participating securities. For purposes of calculating diluted EPS, net income allocated to participating securities was approximately 1.1% and 1.0% of net income for the three and nine months ended August 31, 2026, respectively, and 0.9% for both the three and nine months ended August 31, 2025.

Liquidity and Capital Resources
Cash Conversion Cycle

		Three Months Ended
		August 31, 2026	November 30, 2025	August 31, 2025

Days sales outstanding ("DSO")
Revenue	(a)	$21,558,406	$17,379,140	$15,650,924
Accounts receivable, net	(b)	14,953,804	11,707,581	10,925,068
Days sales outstanding	(c) = ((b)/(a))*the number of days during the period	64	61	64

Days inventory outstanding ("DIO")
Cost of revenue	(d)	$20,132,992	$16,184,390	$14,521,071
Inventories	(e)	15,291,597	9,504,340	9,137,505
Days inventory outstanding	(f) = ((e)/(d))*the number of days during the period	70	53	58

Days payable outstanding ("DPO")
Cost of revenue	(g)	$20,132,992	$16,184,390	$14,521,071
Accounts payable	(h)	22,442,942	17,624,254	15,651,286
Days payable outstanding	(i) = ((h)/(g))*the number of days during the period	103	98	99

Cash conversion cycle ("CCC")	(j) = (c)+(f)-(i)	31	16	23
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
•CCC was 31 days as of August 31, 2026, and 16 and 23 days as of November 30, 2025 and August 31, 2025, respectively.
•CCC increased as compared to both November 30, 2025 and August 31, 2025 primarily due to an increase in our DIO as inventory balances increased primarily to support growth in our Hyve Solutions business, partially offset by an increase in our DPO due to a related increase in our accounts payable.
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

Operating Activities - Nine Months ended August 31, 2026 versus August 31, 2025
Net cash used in operating activities was $2.1 billion, compared to net cash provided by operating activities of $71.3 million. The increase in net cash used in operating activities was primarily due to a larger increase in inventory, primarily to support growth in our Hyve Solutions business, along with a year-over-year increase in accounts receivable due to the current year revenue growth. These impacts were partially offset by a year-over-year increase in accounts payable related to the increase in inventory, the year-over-year change in other accrued liabilities reflecting the timing and volume of cash receipts and related settlements, and the increase in net income.
Investing Activities - Nine Months ended August 31, 2026 versus August 31, 2025
Net cash used in investing activities was $146.4 million and $176.8 million, respectively. The decrease in net cash used in investing activities is primarily due to a decrease in cash paid for acquisitions of businesses of $69.7 million and cash received on the sale of investments in equity securities of $42.7 million. These items were partially offset by an increase in capital expenditures of $54.9 million, primarily reflecting investments in facilities to support the Company’s growth, and an increase in net investment hedge settlements of $22.4 million.
Financing Activities - Nine Months ended August 31, 2026 versus August 31, 2025
Net cash provided by financing activities was $528.2 million, compared to net cash used in financing activities of $186.0 million. The increase in net cash provided by financing activities is primarily due to an increase in net short-term borrowings to fund working capital requirements of $1.3 billion, along with a net decrease in payments for share repurchases of $130.8 million, partially offset by the repayment of $700.0 million of senior notes at maturity in August 2026.
We believe our current cash balances, cash flows from operations and credit availability are sufficient to support our operating activities for at least the next twelve months.
Capital Resources
Our cash and cash equivalents totaled $749.3 million and $2.4 billion as of August 31, 2026 and November 30, 2025, respectively. Our cash and cash equivalents held by international subsidiaries are generally no longer subject to U.S. federal tax on repatriation into the U.S. Repatriation of some foreign balances is restricted by local laws. If in the future we repatriate foreign cash back to the U.S., we will report in our Consolidated Financial Statements the impact of state and withholding taxes depending upon the planned timing and manner of such repatriation. Presently, we believe we have sufficient resources, cash flow and liquidity within the U.S. to fund current and expected future working capital, investment and other general corporate funding requirements.
We believe that our available cash and cash equivalents balances, cash flows from operations and our existing sources of liquidity, including available capacity under our borrowing facilities, will be sufficient to enable the repayment of our current borrowings, along with the $750.0 million outstanding on our 2024 Term Loan that matures on September 1, 2027, and to satisfy our current and planned working capital and investment needs for the next twelve months in all geographies. We also believe that our longer-term working capital, planned capital expenditures, anticipated stock repurchases, dividend payments and other general corporate funding requirements will be satisfied through cash flows from operations and, to the extent necessary, from our borrowing facilities and future financial market activities.
Credit Facilities and Borrowings
We had total outstanding borrowings of approximately $5.5 billion and $4.6 billion as of August 31, 2026 and November 30, 2025, respectively.
In both the U.S. and Europe, we have accounts receivable securitization programs to provide additional capital for our operations (the "U.S. AR Arrangement" and the "Europe AR Arrangement", respectively). Under the terms of the U.S. AR Arrangement, as amended on September 25, 2026, we and our subsidiaries that are party to the U.S. AR Arrangement can borrow up to a maximum of $3.0 billion based upon eligible trade accounts receivable. The U.S. AR Arrangement, as amended, has a maturity date of September 25, 2028. Under the terms of the Europe AR Arrangement, which commenced on June 26, 2026, we and our subsidiaries that are party to the Europe AR Arrangement can borrow up to a maximum of €650.0 million based upon eligible trade accounts receivable. The Europe AR Arrangement has a maturity date of June 25, 2028. Under the U.S. AR Arrangement, there was $1.5 billion outstanding as of August 31, 2026 at an interest rate of 4.69%, and there were no amounts outstanding as of November 30, 2025. Under the Europe AR Arrangement, there were no amounts outstanding as of August 31, 2026 or as of November 30, 2025.

We also have an amended and restated credit agreement, dated as of April 16, 2024 (as amended, the "TD SYNNEX Credit Agreement"), pursuant to which we received commitments for the extension of a senior unsecured revolving credit facility not to exceed an aggregate principal amount of $3.5 billion, which revolving credit facility (the "TD SYNNEX Revolving Credit Facility") may, at our request but subject to the lenders' discretion, potentially be increased by up to an aggregate amount of $500.0 million. As amended, the TD SYNNEX Revolving Credit Facility will mature on April 16, 2029, subject, in the lender's discretion, to two one-year extensions upon our prior notice to the lenders. Under the TD SYNNEX Revolving Credit Facility, there were no amounts outstanding as of August 31, 2026 or as of November 30, 2025.
On April 19, 2024, we entered into a Term Loan Credit Agreement (the "2024 Term Loan Credit Agreement") which provides for a senior unsecured term loan in the amount of $750.0 million (the "2024 Term Loan"). The 2024 Term Loan will mature on September 1, 2027. There was $750.0 million outstanding under the 2024 Term Loan as of both August 31, 2026 and November 30, 2025.
We have previously issued multiple series of senior unsecured notes (collectively, the "Senior Notes"), including a $700.0 million note that was repaid at maturity in August 2026, along with $2.9 billion of aggregate principal that matures at various dates from 2028 through 2035. Under the Senior Notes, there was an aggregate of $2.9 billion and $3.6 billion outstanding as of August 31, 2026 and November 30, 2025, respectively.
We have various other committed and uncommitted lines of credit with financial institutions, short-term loans, term loans, credit facilities and book overdraft facilities, totaling approximately $905.6 million in borrowing capacity as of August 31, 2026. There was $426.4 million outstanding on these facilities at August 31, 2026, at a weighted average interest rate of 6.50%, and there was $319.3 million outstanding on these facilities at November 30, 2025, at a weighted average interest rate of 5.72%.
Our borrowings on these facilities vary within the period primarily based on changes in our working capital. Historically, we have renewed our accounts receivable securitization programs and our parent company credit facilities on, or prior to, their respective expiration dates. We have no reason to believe that these and other arrangements will not be renewed or replaced as we continue to be in good credit standing with the participating financial institutions. We have had similar borrowing arrangements with various financial institutions throughout our years as a public company.
For additional information on our borrowings, see Note 9 – Borrowings to the Consolidated Financial Statements included in Part I, Item 1 of this Report.
Accounts Receivable Purchase Agreements
We have uncommitted accounts receivable purchase agreements under which trade accounts receivable owed by certain customers may be acquired, without recourse, by certain financial institutions. Available capacity under these programs is dependent upon the level of our trade accounts receivable eligible to be sold into these programs and the financial institutions’ willingness to purchase such receivables. In addition, certain of these programs also require that we continue to service, administer and collect the sold accounts receivable. At August 31, 2026 and November 30, 2025, we had a total of $2.1 billion and $1.8 billion, respectively, of trade accounts receivable sold to and held by financial institutions under these programs. Discount fees for these programs totaled $28.6 million and $72.8 million in the three and nine months ended August 31, 2026, respectively, and $18.0 million and $43.5 million in the three and nine months ended August 31, 2025, respectively.
Supplier Finance Programs
We have certain arrangements with third-party financial institutions ("Supplier Finance Programs"), which facilitate the participating vendors’ ability to sell their accounts receivable from us to the third-party financial institutions, at the sole discretion of these vendors. We are not party to the agreements between the vendor and the third-party financial institution. As part of these arrangements, we generally receive more favorable payment terms from our vendors. Our rights and obligations to our vendors, including amounts due, are generally not impacted by Supplier Finance Programs. However, we agree to make all payments to the third-party financial institutions, and our right to offset balances due from vendors against payment obligations is restricted by the agreements for those payment obligations that have been sold by the respective vendors. As of August 31, 2026 and November 30, 2025, we had $3.5 billion and $3.7 billion, respectively, in obligations outstanding under these programs included in "Accounts payable" in our Consolidated Balance Sheets.

Share Repurchase Program
In March 2024, our Board of Directors authorized a $2.0 billion share repurchase program pursuant to which we may repurchase our outstanding common stock from time to time in the open market or through privately negotiated transactions, including pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. This share repurchase authorization does not have an expiration date. We repurchased 972 thousand shares of common stock for $100.3 million and 1.5 million shares for $292.4 million in the three and nine months ended August 31, 2026, respectively, and 1.2 million shares for $173.8 million and 3.3 million shares for $423.1 million during the three and nine months ended August 31, 2025, respectively. As of August 31, 2026, we had $0.9 billion available for future repurchases of our common stock. For additional information on our share repurchase program, see Note 4 – Stockholders' Equity to the Consolidated Financial Statements included in Part I, Item 1 of this Report.
Covenant Compliance
Our credit facilities have a number of covenants and restrictions that require us to maintain specified financial ratios. They also limit our (or our subsidiaries', as applicable) ability to incur additional debt or liens, enter into agreements with affiliates, modify the nature of our business, and merge or consolidate. As of August 31, 2026, we were in compliance with all material financial covenants for the above arrangements.
Critical Accounting Policies and Estimates
During the nine months ended August 31, 2026, there were no material changes to our critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2025.
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
The following table presents information with respect to purchases of common stock by the Company under the share repurchase program during the quarter ended August 31, 2026:

	Issuer Purchases of Equity Securities (amounts in thousands except for per share amounts)
Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or program	Maximum dollar value of shares that may yet be purchased under the plans or programs
June 1 - June 30, 2026	99	$277.28	99	$968,430
July 1 - July 31, 2026	183	247.86	183	923,111
August 1 - August 31, 2026	107	257.99	107	895,613
Total	388	$258.14	388
_________________________
(1) Excludes excise taxes, whether accrued or paid, and excludes broker's commissions.
On May 30, 2026, we issued a warrant to Amazon.com NV Investment Holdings LLC to acquire up to 3,238,066 shares of our common stock, as reported in a Current Report on Form 8-K filed on June 3, 2026. For further details, refer to Note 3 - Share-based Compensation to the Consolidated Financial Statements included in Part I, Item 1 of this Report.
ITEM 5. Other Information
Trading Arrangements
During the three months ended August 31, 2026, none of the Company's directors or officers adopted, amended, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as those terms are defined in Regulation S-K, Item 408.

ITEM 6. Exhibits

Exhibit Number	Description of Document

3(i).1	Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(i).1 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2026).

3(ii).1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3(ii).1 to the Company’s Current Report on Form 8-K filed on March 27, 2026).

10.1#	Amendment No. 6 to the TD SYNNEX Corporation 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 22, 2026).

10.2+
Master Definitions and Common Terms Agreement, dated as of June 26, 2026 by and among TD SYNNEX Corporation as Guarantor, certain subsidiaries thereof as Seller, Servicer, Risk Retention Holder, and Junior Notes Subscriber, TD SYNNEX Ireland Receivables I Designated Activity Company as Final Purchaser and Issuer, BNP Paribas as Lead Arranger and Senior Notes Subscriber, BNP Paribas S.A., Dublin Branch as Master Purchaser, and other parties identified thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 2, 2026).

10.3+
Senior Variable Funding Notes Facility Agreement, dated as of June 26, 2026 by and among TD SYNNEX UK Acquisition Limited as Program Servicer and Cash Manager, TD SYNNEX Ireland Receivables I Designated Activity Company as Issuer, BNP Paribas as Lead Arranger and Senior Notes Subscriber, and other parties identified thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 2, 2026).

10.4+
Master Transfer and Servicing Agreement, dated as of June 26, 2026 by and among TD SYNNEX Corporation as Guarantor and certain subsidiaries thereof as Seller, Servicer, Programme Servicer and Junior Notes Subscriber, CSC Trustees Limited as Security Trustee and BNP Paribas S.A., Dublin Branch as Master Purchaser (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 2, 2026).

10.5#+	Offer Letter with David Vetter dated July 10, 2026 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 16, 2026).

10.6#
Form of Notice of Hyve Solutions Performance-Based Restricted Stock Unit Award and Performance-Based Restricted Stock Unit Agreement (U.S.) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 3, 2026).

10.7#
Form of Notice of Hyve Solutions Performance-Based Restricted Stock Unit Award and Performance-Based Restricted Stock Unit Agreement (non-U.S.) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 3, 2026).

10.8#+	Offer Letter with Alim Dhanji dated July 10, 2026.

10.9#+	Offer Letter with Reyna Thompson dated July 10, 2026.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	Statement of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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
Date: October 1, 2026
TD SYNNEX CORPORATION

By:	/s/ Patrick Zammit
Patrick Zammit
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

By:	/s/ David Jordan
David Jordan
Chief Financial Officer
(Duly authorized officer and principal financial officer)